Form 10-K
period 2015-07-31
CANTEL MEDICAL CORP
filed 2015-09-29
CIK 19446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File No. 001-31337

CANTEL MEDICAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	22-1760285
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

150 Clove Road, Little Falls, New Jersey	07424
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (973) 890-7220

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, $0.10 par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, as quoted by the New York Stock Exchange on that date: $1,397,751,759.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on August 31, 2015: 41,606,747.

Documents incorporated by reference:  Portions of the definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 2015 Annual Meeting of Stockholders of Registrant are hereby incorporated by reference into Part III of this Form 10-K and certain documents are incorporated by reference into Part IV.

PART I

Throughout this document, references to “Cantel,” “us,” “we,” “our,” and the “Company” are references to Cantel Medical Corp. and its subsidiaries, except where the context makes it clear the reference is to Cantel Medical Corp. itself and not its subsidiaries.

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

Item 1.                  BUSINESS.

General

We are a leading provider of infection prevention and control products and services in the healthcare market, specializing in the following operating segments:

•                  Endoscopy: Medical device reprocessing systems, disinfectants, detergents and other supplies used to high-level disinfect flexible endoscopes and disposable infection control products intended to reduce the challenges associated with proper cleaning and high-level disinfection of numerous reusable components used in gastrointestinal (GI) endoscopy procedures.  This segment recently commenced the sale of endoscope transport and storage systems, a comprehensive range of endoscopy consumable accessories, and OEM mobile medical carts. Additionally, this segment includes technical maintenance service on its products.

•                  Water Purification and Filtration: Water purification equipment and services, filtration and separation products, and disinfectants, sterilization and decontamination products and services for the medical, pharmaceutical, biotech, beverage and commercial industrial markets.

•                  Healthcare Disposables: Single-use, infection prevention and control healthcare products including face masks, sterilization pouches, towels and bibs, tray covers, saliva ejectors, germicidal wipes, plastic cups and disinfectants, as well as a filter system for maintaining safe dental unit waterlines. This segment also manufactures and sells biological and chemical indicators for sterility assurance monitoring services in the acute-care, alternate-care and dental markets.

•                  Dialysis: Medical device reprocessing systems, sterilants/disinfectants, dialysate concentrates and other supplies for renal dialysis.

Recent Acquisition — Subsequent to July 31, 2015

Acquisition of Medical Innovations Group Holdings Limited

On September 14, 2015, we acquired all of the issued and outstanding stock of Medical Innovations Group Holdings Limited and certain affiliated companies (collectively “MI”), a leading provider in the United Kingdom of specialized endoscopy medical devices and products with pre-acquisition annual revenues (unaudited) of approximately $28,500,000 (the “MI Business” or the “MI Acquisition”).  Principal products of MI include proprietary short-term and long-term endoscope transport and storage systems, a comprehensive range of endoscopy consumable accessories, OEM mobile medical carts, as well as specialized products for patient warming and patient transfer. With an employee base of approximately 100 individuals, including complete sales and service teams and manufacturing facilities in Southend-on-Sea, England, the addition of MI complements our existing endoscopy business in the United States, the United Kingdom and other global markets.  The MI Business will be included in our Endoscopy segment.  The total consideration for the transaction, excluding acquisition-related costs, was $80,064,000.

The principal reasons for the MI Acquisition were: (i) the global expansion of our product offerings in endoscopy, (ii) the opportunity to sell our existing endoscopy products to MI’s installed base, (iii) the ability to combine the MI sales force with our existing United Kingdom organization to create what we believe will be a dominant global sales force in endoscopy product sales and service, (iv) to achieve cost savings through various operating synergies, (v) the ability to leverage our direct sales force to accelerate the growth of MI products in the U.S. and various international markets, and (vi) the expectation that the acquisition will be accretive to our earnings per share (“EPS”) in fiscal 2017 and beyond (and accretive to our Non-GAAP EPS in fiscal 2016 and beyond). The MI Acquisition is not included in our results of operations for any portion of fiscal 2015 or any prior period. See Note 3 to the Consolidated Financial Statements.

Fiscal 2015 Acquisitions and Disposition

Acquisition of DentaPure® Product Line

On February 20, 2015, we purchased all of the issued and outstanding stock of MRLB International, Inc. (“MRLB”), a private company with pre-acquisition annual revenues (unaudited) of approximately $2,300,000, to obtain the DentaPure® product line (the “DentaPure Business” or the “DentaPure Acquisition”). The DentaPure product line is a proprietary, iodinated resin filter cartridge system used by dentists to maintain safe water quality in dental unit waterlines. It has been integrated into our Crosstex product portfolio.  The DentaPure Business is included in our Healthcare Disposables segment. The total consideration for the transaction was $9,980,000, excluding acquisition-related costs.

The principal reasons for the Dentapure Acquisition were to (i) leverage the sales and marketing infrastructure of Crosstex by adding a branded, technologically differentiated, proprietary product line, (ii) strengthen our leadership position in a rapidly growing area of infection prevention and control, (iii) add a new product line that will provide for opportunities to cross-sell to biological monitoring customers and expand our waterline disinfection products, and (iv) the expectation that the acquisition will be accretive to our EPS in fiscal 2016 and beyond.

Acquisition of Pure Water Solutions, Inc.

On January 1, 2015, we purchased substantially all of the net assets of Pure Water Solutions, Inc. (“PWS”), a private company based out of Ridgeland, Mississippi with pre-acquisition annual revenues (unaudited) of approximately $8,000,000 that provides water treatment services for commercial and industrial, laboratory and medical customers (the “PWS Business” or the “PWS Acquisition”). The PWS Business is included in our Water Purification and Filtration segment. The total consideration for the transaction was $11,835,000, excluding acquisition-related costs.

The principal reasons for the PWS Acquisition were (i) to strengthen our sales and service business by adding PWS’s strategic southeastern United States market presence to enable us to better serve our national customers, (ii) to further expand our business into the commercial, laboratory and research segments, and (iii) the expectation that the acquisition will be accretive to our EPS in fiscal 2016 and beyond.

Acquisition of International Medical Service S.r.l.

On November 3, 2014, we acquired all of the issued and outstanding stock of International Medical Service S.r.l. (“IMS”), a privately owned company in Italy with pre-acquisition annual revenues (unaudited) of approximately $13,500,000 that manufactures and sells automated endoscope reprocessors (“AERs”), high-level disinfectant chemistries used in AERs, other infection prevention and control chemistries used in healthcare and dental markets, as well as technical service (the “IMS Business” or the “IMS Acquisition”). The IMS Business is included in our Endoscopy segment. The total consideration for the transaction, excluding acquisition-related costs, was $24,610,000, which includes assumed debt of $2,498,000, a significant portion of which was subsequently repaid.

The principal reasons for the IMS Acquisition were: (i) to add a high quality manufacturing facility in Europe, (ii) the expansion of our product offerings with a broader range of advanced endoscope reprocessing equipment suitable for various international markets, (iii) the opportunity to transition our existing Italy business from a distribution model to a direct sales model, (iv) the opportunity to leverage IMS’s chemistry manufacturing capabilities to enhance and expand our existing product portfolio while reducing freight and logistics expenses related to the export of chemistries from the United States, (v) the ability to expand our footprint and infrastructure in Europe, and (vi) the expectation that the acquisition will be accretive to our EPS in fiscal 2016 and beyond.

Divestiture of Specialty Packaging Business

In fiscal 2015, we conducted a strategic review of our Specialty Packaging business and evaluated its potential value in the marketplace relative to the business’s historic and expected returns and concluded that the business was not part of our core strategy and could return a higher value to stockholders by its divestiture. Accordingly, our Specialty Packaging business (reported in the Other reporting segment) was classified as held-for-sale within our Condensed Consolidated Balance Sheet beginning October 31, 2014. Since the operating results of the Specialty Packaging segment, as shown in Note 19 to the Consolidated Financial Statements, were not significant in relation to our overall consolidated operating results, the lack of operating results from this business due to its divestiture will not have a major effect on our operations and financial results, and accordingly, has not been classified as a discontinued operation for any of the periods presented.

On April 7, 2015, we completed the sale of our Specialty Packaging business to a global packaging and service company by selling all the issued and outstanding stock of our Specialty Packaging subsidiary in exchange for $7,531,000 in cash proceeds, of which $660,000 is held in escrow for indemnity obligations, if any, until October 7, 2016 and is recorded in other assets in our Consolidated Balance Sheet. Overall, this transaction, including costs associated with the disposition and the recognition of a foreign currency translation gain, resulted in a $2,206,000 loss, or $0.04 in diluted earnings per share, which was recorded in loss on sale of business in our Consolidated Statements of Income in fiscal 2015. Such amount is subject to further adjustments upon finalization of taxes or indemnity obligations, if any.

Reporting Segments

The following table gives information as to the percentage of consolidated net sales accounted for by each of our reporting segments:

	Year Ended July 31,
	2015	2014	2013
	%	%	%

Endoscopy	44.0	39.0	37.7
Water Purification and Filtration	30.8	32.7	31.6
Healthcare Disposables	18.9	20.8	21.4
Dialysis	5.5	6.3	7.8
Other	0.8	1.2	1.5
	100.0	100.0	100.0

For a presentation of net sales, operating income and total assets by reporting segment, see Note 18 to the Consolidated Financial Statements.

Endoscopy

General

Endoscopes are highly sophisticated and fragile medical instruments used for visual examination within a body cavity for diagnostic and therapeutic purposes, and typically contain one or more channels for the passage of smaller instruments such as forceps, snares, clips and retrieval devices. Endoscopes are reused from procedure to procedure and patient to patient, but only after undergoing a very arduous and controlled cleaning and disinfection process. A critical part of our endoscopy business is tied to such process. Our endoscopy products, most of which are proprietary medical devices subject to rigorous standards and regulations, contribute to the safe and effective use of endoscopes in healthcare facilities throughout the world and improve the quality of healthcare delivery by reducing the threat of nosocomial (hospital acquired) infections.  In addition, our disposable procedure products provide greater patient safety and infection prevention, through the replacement of reusable devices requiring disinfection with our single-use sterile products.

Our Endoscopy segment provides a full circle of infection prevention solutions through a comprehensive offering of MEDIVATORS® branded products and services in two critical areas — endoscope reprocessing and endoscopy procedure products.  Our endoscope reprocessing products include a full range of endoscope reprocessing systems, high-level disinfectants and sterilants, detergents, leak testing and manual cleaning products, storage cabinets, endoscope process tracking and related consumables, accessories and supplies.  Our endoscopy procedure products include CO2 and water irrigation pumps and disposable procedure kits, sterile irrigation tubing and single-use valves designed to eliminate the challenges associated with proper cleaning and high-level disinfection of numerous reusable components used in GI endoscopy procedures.  In addition, as a result of the MI Acquisition, our product portfolio now includes short-term and long-term endoscope transport and storage systems, a comprehensive range of endoscopy consumable accessories, OEM mobile medical carts, and specialized products for patient warming and patient transfer.  We design, develop and manufacture most of our endoscopy products.

Endoscope Reprocessing Products and Services

General.  Our Medivators endoscope reprocessing product portfolio represents a comprehensive global offering of capital equipment, chemistries, consumables and services that are used to pre-clean, leak test, clean, disinfect, store and electronically track flexible endoscopes from the point of removal from a patient through utilization in the next patient procedure. Our flagship products are proprietary automated endoscope reprocessors (AERs) and high-level disinfectant chemistries, which together disinfect endoscopes.  The AERs are capital equipment designed to pre-wash endoscopes, with the ADVANTAGE PLUS® reprocessing system containing a cleaning claim cleared by the United States Food and Drug Administration (“FDA”). The AER’s cycle continuously pumps disinfectant around the outside surface of the endoscope and also through all of its internal working channels.  After the disinfection phase, all internal channels and external surfaces are thoroughly rinsed to completely remove any disinfectant residue. This automated process inhibits the buildup of biofilms in the working channels and renders the endoscope safe for the next patient use. The entire high-level disinfection process can be completed with minimal participation by the operator, freeing the operator for other tasks, reducing the exposure of personnel to the chemicals used in the disinfection process and reducing the risk of transmission of infectious diseases.

Although endoscopes generally can be manually disinfected, there are many problems associated with such methods, including the lack of uniform disinfection procedures, increased personnel exposure to disinfectant fumes and incomplete rinsing that could result in disinfectant residue remaining in or on the endoscope. We believe our automated endoscope reprocessing systems offer several advantages over manual immersion in disinfectants, particularly the reduction of risks associated with inconsistent manual disinfecting. The use of an AER also reduces the potential for operation distractions or missed steps, and establishes a consistent and reliable reprocessing process for best practices.

Products and Services.  Our Medivators line of endoscope reprocessing systems includes a full and comprehensive range of AERs, designed to meet our customer needs in the United States or specific regional or global markets we serve. From “pass-through” to non “pass-through” designs, our AERs are all microprocessor-controlled, ergonomically designed, single-basin or dual-basin asynchronous endoscope disinfection systems, with our high-end models utilizing what we believe are the most advanced reprocessing capabilities and technological innovations.

Our AER offering is highlighted by our state-of-the-art RAPIDAER® “pass-through” automated endoscope reprocessor, which offers the highest standards of reliability, productivity, and flexibility.  The RAPIDAER reprocessor is currently manufactured and sold in the United Kingdom.  We recently commenced the sale of “pass-through” AERs in other European markets, focusing on those countries promoting this advanced technology. Our “pass-through” AER provides complete separation between the dirty and clean sides of the reprocessing area for maximum endoscope infection prevention, features a quick disinfection cycle time for a significant competitive advantage.  The RAPIDAER AER is validated for use with our proprietary single-use RAPICIDE® PA chemistry, a peracetic acid-based, high-level disinfectant with a five-minute contact time used at 30 degrees Celsius, giving it superior material compatibility.

Our top selling AERs are ADVANTAGE PLUS® reprocessing systems, which represent technologically advanced fully automated systems designed to be compliant with all North American and European standards and to compete against other sophisticated systems currently available both in Europe and North America. All of the Medivators AERs can be used on a broad variety of flexible, immersible endoscopes and soak-only devices and are programmable by the user. The ADVANTAGE PLUS AER system, a single-use chemistry reprocessor,has FDA and Health Canada clearance for use exclusively with our single-use RAPICIDE® PA chemistry.  Our other key endoscope reprocessors include the DSD EDGE®, DSD-201, SSD-102 and CER OPTIMA® reprocessing systems.

Our acquisitions of United Kingdom-based Puricore International Limited (“PuriCore”) in June 2014 and Italy-based IMS in November 2014 have provided us with two European technology and R&D centers focused on endoscope reprocessing and high-level disinfectant chemistries used in AERs and for manual disinfection.  In addition to expanding our bases of operations, the products designed, manufactured and sold by us through those locations have significantly expanded our global product offerings within our endoscope reprocessing business.  For example, the RAPIDAER “pass through” endoscope reprocessor was developed by PuriCore.

In addition to reprocessors, our Medivators endoscope reprocessing product line includes:

•                  Chemistries: chemistries such as glutaraldehyde-based high-level disinfectant and sterilant and peracetic acid-based high-level disinfectants work in concert with our AERs.  In November 2014, with the acquisition of IMS, we added an important peracetic acid-based chemistry to our global endoscopy product portfolio, the ADASPOR® high-level disinfectant.  We believe that our FDA 510(k) clearances for claims, including those for high-level disinfection times (at specific temperatures) and superior rinsibility, provide a competitive market advantage. For example, the disinfection contact times for our RAPICIDE glutaraledehyde and RAPICIDE PA high-level disinfectants are currently some of the fastest available of any high-level disinfection products sold in the United States.

•                  Endoscope leak detection device: provides customers with high accuracy, complete automation and comprehensive electronic record keeping.

•                  Endoscope flushing device: minimizes the risk of worker repetitive motion injury associated with manual flushing of endoscopes, while increasing the consistency of cleaning results through standardization of the pre-cleaning process.

•                  Detergents and wipes: designed to be used on endoscopes before high-level disinfection.

•                  Storage and drying cabinets: Our ENDODRYTM storage and drying system is designed to ensure that endoscopes remain bacteria free after completion of high-level disinfection.

•                  Endoscope tracking: Our ENDORATM Tracking System tracks and documents every step of the endoscope reprocessing cycle and alerts operator and facility management if there is a breach in the reprocessing workflow. ENDORA is an active software system that continuously monitors every step of the process for compliance, verifying completion of each required step. It ensures that only a clean, patient-ready endoscope will be used in a procedure.

Our Endoscopy segment offers various preventative maintenance programs, repair services and user training programs to support the effective operation of reprocessing systems over their lifetime. Our field service personnel and international third-party distributors install, maintain, upgrade and repair equipment.

Endoscopy Procedure Products and Transport

General.  We manufacture, market and sell an innovative array of high quality disposable products designed to mitigate infection risks in the endoscopy arena.  These products evidence our commitment to deliver infection prevention solutions that reduce risks to caregivers and patients in GI endoscopy.  Our Medivators line of “procedure” products are used in the endoscopy procedure room itself as opposed to our endoscope reprocessing products, which address infection prevention and control after a procedure is completed. These disposable products are intended to eliminate the challenges associated with proper cleaning and high-level disinfection of numerous reusable components used in gastrointestinal endoscopy procedures.  As such, they reduce the risk of cross contamination while providing greater traceability than reusable products in the event of a hospital acquired infection.

Products.  Our proprietary procedure products include sterile disposable air/water, suction and biopsy valves, CO2 and irrigation pumps, irrigation tubing, polyp traps, procedure kits, procedure room accessories and rinse and insufflation tubing products.  Our lead products include DEFENDO® sterile disposable valves, ENDOGATOR® disposable GI endoscopy irrigation tubing and the ENDO SMARTCAP™ disposable sterile water bottle adaptor, all of which are utilized during flexible endoscopy procedures. The DEFENDO valves are designed to replace reusable air/water, suction and biopsy valves on an endoscope.  While reusable endoscope valves are sophisticated devices that require multiple steps to clean in adherence to current manufacturer’s reprocessing instructions, our DEFENDO valves are single use devices that get discarded after each procedure.  This reduces the risk to patients of hospital-acquired infections.  In addition, if a patient has acquired such an infection, our valves provide the benefit of improved traceability relative to reusable valves, since most hospitals cannot track reusable valves due to their lack of serial numbers.

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

For improved visualization, our disposable ENDOGATOR® Tubing and ENDO SMARTCAP® Tubing integrate with our ENDO STRATUS® Irrigation Pump for colonic rinsing and an ENDO STRATUS® CO2 Insufflator that maximizes patient comfort during a colonoscopy. Our disposable line also offers accessibility to an all-in-one ENDO-CARRY ON® custom procedure kit, designed to meet the individual needs of our customer base and the particular procedures that they are performing.  The kits combine our proprietary products such as DEFENDO™ Single-Use Valves with procedure-related devices and is packed in one convenient bundle, always ready for each procedure.

Other Products; New Products.  The ENDOCUFF™(1) Endoscopic Overtube, a non-proprietary product designed to improve a physician’s ability to visualize and examine the mucosa during an endoscopy procedure, is another important product in our procedure product portfolio. The ENDOCUFF Endoscopic Overtube slips over the tip of an endoscope and during withdrawal, its flexible arms open the bowel for inspection, everting large mucosal folds providing clear views of mucosa previously difficult to visualize. We sell this product under a distribution agreement with rights to sell solely in the United States.

With the acquisition of MI in September 2015, we now offer proprietary short-term and long-term endoscope transport and storage systems as well as mobile medical cart systems, specialized surgical products and a comprehensive range of endoscopy accessories.  We have also added a range of endoscopy accessories that complement our existing consumable accessories.  Principal products of MI include the CLEANASCOPE® short-term endoscope storage and transport system, the SURESTORE® long-term endoscope storage and transport system, a comprehensive range of endoscopy accessories, mobile medical carts, specialized hospital products such as MEDIWRAP® patient warming and protection products and the FLEXISLIDE® single-use patient transfer system. While the largest markets for MI products have been the United Kingdom and, to a lesser extent, the United States and France, we intend to expand the sales effort in the United States and worldwide.

Finally, through the acquisition of Jet Prep Ltd. during fiscal 2014, we acquired the JET PREP® Flushing Device, a single-use irrigation and aspiration catheter designed to improve visualization during colonoscopy procedures. The device has required significant reengineering that delayed market introduction. We are continuing development work and will commence commercialization as we deem appropriate.

Marketing and Sales

We sell and service our Medivators endoscope reprocessing equipment, high-level disinfectants, cleaners and consumables as well as our endoscopy procedure products through our own direct United States field sales and service organizations. Outside of the United States, these products are sold primarily through independent distribution partners in Europe, Canada, Asia, Australia and Latin America as well as our own sales and service organizations in the United Kingdom, Italy, the Netherlands, Singapore, Malaysia and Germany.  In China, we sell both direct and through distributors, but we continue to build an infrastructure designed to enable us to increase our direct sales. Over time, we may look to further reduce our reliance on third party distributors in other territories outside of the United States.

Water Purification and Filtration

General

We design, develop, manufacture, sell, install and service water purification systems and accessories for dialysis and other specific healthcare applications, research laboratories and pharmaceutical, beverage and commercial industrial customers. These systems always start with a public water source and provide total purification solutions specific to our customers’ needs and site conditions, ranging from low-volume, reverse osmosis (“RO”) and deionization systems, to high-

(1)  ENDOCUFF is a trademark owned by ARC Medical, LTD. that is exclusively licensed to us for use in the United States.

volume, complete turnkey purification systems. We generally sell the equipment directly to our customers in the United States, Puerto Rico, and Canada and through various third-party distributors in other international markets.

Water purification systems can include combinations of proven treatment methods such as (i) RO, which is a filtration process that forces liquid through non-porous or semi-porous membranes to remove particles, microorganisms and dissolved minerals and organics, (ii) carbon filtration, which removes chlorine and dissolved organic contamination by adsorption, (iii) ultra-filtration, which removes bacteria, viruses and other ultrafine impurities from water using a membrane similar in design to a RO membrane, (iv) deionization, which is an ion exchange platform that requires resin regeneration (see “Service & Maintenance; Resin Regeneration” below), and (v) electro-deionization, which is a form of deionization that is based on the conductance of electrical charges. We have significant expertise in packaging these technologies to meet specific requirements of customers requiring high-purity water that is free of contamination.

We are the market leader in the supply of FDA 510(k) cleared water purification systems to the dialysis industry in North America. During fiscal 2015, a significant portion of our sales in this segment were derived from sales of products and service to dialysis clinics and hospitals in North America.

Our growth in the Water Purification and Filtration segment, particularly in the medical/dialysis arena, over the past several years has been driven principally from acquisitions as well as new product introductions such as heat sanitized water systems.

During fiscal 2015, we purchased PWS, a provider of water treatment services for commercial and industrial, laboratory, and medical customers, primarily in the southeastern portion of the United States.

Water Purification Equipment

Our product line of water purification systems has been designed to produce biologically pure water targeted for use in the healthcare, life sciences, food and beverage, and commercial industrial markets. We have significant expertise in the design and manufacture of water treatment systems engineered to meet specific water requirements of these markets. Such expertise includes designing systems capable of delivering water for hemodialysis that meets the water quality standards and good manufacturing standards of the Association for the Advancement of Medical Instrumentation (“AAMI”) and all grades of United States Pharmacopeia (“USP”) water (i.e., water meeting the FDA enforced standards of the USP including “USP Purified Water” which is a FDA requirement for the labeling of “purified” bottled water. We also package these same technologies and expertise in industrial designs to meet the requirements for high-purity water in the commercial industrial markets, such as boiler feedwater production or high quality rinse water production.

Our equipment line for high purity water includes systems that utilize either chemical or heat disinfection to sanitize the equipment. Our HX product line provides total heat disinfection of the entire water purification system and water distribution loop. Heat disinfection is especially attractive to the life science marketplace, which requires the highest levels of biological purity. Heat sanitization is environmentally friendly and prevents the formation of dangerous biofilms. Heat disinfection has been used in the pharmaceutical industry for years and has been gaining increased acceptance in the dialysis market.

Our standard line of water purification equipment with 510(k) clearances that are used for medical (dialysis) applications includes the 2200M, 4400M, and 23G RO systems, enhanced by our heat sanitizable systems:  the BIOPURE HX2® central dialysis water system and the MILLENIUM HX®  medical portable heat disinfection system.

These product lines are complemented in the United States by the product lines manufactured and sold by us under a perpetual, exclusive license from Gambro Renal Products, Inc. and Gambro Lundia AB (collectively, “Gambro”), including the WRO 300, WRO 300H, CWP 100, WRO 101-104 and 106H, a leading heat disinfecting system. Included in our medical product portfolio are pretreatment equipment, a full range of service deionization tanks and specific equipment designed to support the life sciences and industrial markets, including peripheral equipment such as carts, bicarbonate and acid delivery systems with central and single mix distribution units, and concentrate systems with central concentrate holding tanks.

We also have a full line of equipment designed for the commercial USP purified water market, which includes our 2200L, and 4400L® integrated water systems, using conventional technologies integrated into a single system design. We also have several lines of heat disinfection systems designed for this market, integrating both RO and electro deionization technologies into a single system design, with the additional feature of heat disinfection. These products lines include the VPURE, 4400H®, LSX and USPure platform systems.

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

Filtration - Water

We offer a full line of proprietary and third party filters utilizing hollow fiber membrane technology. Our proprietary filters, sold under the FIBERFLO® capsule filters and FIBERFLO cartridge filters names, are utilized to remove impurities from liquid streams for a wide range of applications. We also offer the POSICLEAR® (2) pleated proprietary filter, another FDA 510(k) cleared product for hemodialysis water filtration.  Such applications include the filtering of ultrapure water to remove bacteria and other contaminants in medical environments to provide protection for patients undergoing treatments that use ultrapure water. Our cartridge filters are validated to remove endotoxins in dialysis water, which is included in our registration of the filters as medical devices under FDA 510(k) regulations. The filters are also used in medical device reprocessing systems to help meet reprocessing water quality guidelines outlined by the AAMI. In industrial applications, the filters are used to protect systems from contamination from particulates and microorganisms.

Our FIBERFLO® filters are also used in a variety of industries including pharmaceutical manufacturing, food and beverage processing, cosmetic manufacturing and electronics manufacturing. The filters are used increasingly for the removal of bacteria and other contaminants from aqueous solutions. These filters are engineered for point-of-use applications that require very fine filtration. Their hollow fiber design provides a surface area that is up to four times larger than traditional pleated filters that are used in the same markets. The large surface area provides greater capacity and longer filter life for the customer. FIBERFLO capsule filters and cartridge filters are available in a variety of styles, sizes and configurations to meet a comprehensive range of customer needs and applications.

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

(2)  POSICLEAR is a trademark owned by Gambro that is exclusively licensed to us for use in the United States.

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

Sterilants

MINNCARE® cold sterilant is a liquid sterilant product used to sanitize and disinfect high-purity water systems. MINNCARE cold sterilant is based on our proprietary peracetic acid sterilant technology and is engineered to clean and disinfect RO membranes and associated water distribution systems. MINNCARE cold sterilant is widely used in the dialysis, medical, pharmaceutical and other industries to disinfect ultrapure water systems as part of overall procedures to control the contamination of systems by microorganisms and spores. ACTRIL® cold sterilant is a ready-to-use formulation of our proprietary peracetic acid-based sterilant technology. It is used for surface disinfection in a variety of industries, including the medical and pharmaceutical industries. The sporicidal capabilities of ACTRIL cold sterilant make it an appropriate selection for sterile manufacturing facilities that require such sporicidal disinfection on a monthly basis.

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

Through our Endoscopy and Healthcare Disposables sales teams, we sell RAPICIDE® OPA/28, an ortho-phthalaldehyde (OPA)-based high-level disinfectant for the reprocessing of semi-critical devices. RAPICIDE OPA/28 is a FDA 510(k) cleared high-level disinfectant that has a reuse period of 28 days, twice the reuse life of all other OPA-based high-level disinfectants available on the market with the fastest disinfection time — 10 minutes at room temperature. OPA/28 is our first reprocessing chemical that can be used in manual soak applications as well as a high-level disinfectant in endoscope reprocessing machines.

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

During fiscal 2015 we acquired DentaPure, which developed a proprietary, iodinated resin filter cartridge system used by dentists to maintain safe water quality in dental unit waterlines.  It is designed to ensure that the water is free of bacteria, viruses and any other harmful organisms.  The filter system eliminates the need to use tablets or mix chemicals and thus has no risk of leaving caustic chemicals in the waterlines.

We believe that the continued concern generated over respiratory viruses such as MERS Middle East Respiratory Syndrome (“MERS”) and the novel H1N1 flu pandemic during fiscals 2010 and 2009, have resulted in widespread awareness of the need for prevention and control measures to address these infectious diseases. Additionally, there is increasing demand for United States-manufactured face masks in China and other Far East countries as a result of the pollution crisis in those areas. We believe we are well qualified to address the global need for face masks, disinfectants and other products relating to infection prevention and control, including pandemic influenza preparedness as well as for pollution related protection. Based on our significant face mask manufacturing capabilities, we are well positioned to increase production of face masks should the need arise due to a recurrence of another pandemic influenza outbreak or other outbreaks of infectious disease(s) or for pollution related protection.

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

Since 2001, there has been a significant decline in dialyzer reuse. Today, we believe that less than 25% of all dialysis procedures in the United States reuse dialyzers, although there is no independent information available to verify that approximation. The shift from reusable to single-use dialyzers during the past decade is principally due to the decreasing cost of single-use dialyzers, the ease of using a dialyzer one time, and the commitment of Fresenius Medical Care (“Fresenius”), the largest dialysis provider chain in the United States and a manufacturer of single-use dialyzers, to convert dialysis clinics performing reuse to single-use facilities.  Based on discussions with customers, we expect the downward trend in re-use dialyzers in the United States will continue and likely accelerate during fiscal 2016 and thereafter.  A substantial reduction of our dialysis re-use business will likely have a significant adverse effect on our dialysis segment business and reduce our margins and net income in that segment.  Such reduction would also adversely affect our consolidated results of operations.  See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), the SEC has implemented reporting and disclosure requirements related to public companies that use certain minerals and metals, known as “conflict minerals” in their products. The rules require us to undertake measures to understand the origin and, as need be, source of conflict minerals within our supply chain and to report those measures and whether or not any such conflict minerals originated from the Democratic Republic of the Congo and adjoining countries. As such, the implementation of these rules could adversely affect the sourcing, availability, and pricing of materials used in our products if they are found to be sourced from that region.

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

As of August 31, 2015, we held 43 United States patents and 81 foreign patents, and had 28 United States patents pending and 49 foreign patents pending. The majority of our United States and foreign patents, for individual products, are effective for twenty years from the filing date. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country. In addition, we license from independent third parties under certain patents, trade secrets and other intellectual property, the right to manufacture and sell our sterilants and RAPICIDE disinfectant (see “—Reporting Segments-Endoscopy”) and water purification equipment using Gambro technology (see “—Reporting Segments-Water Purification and Filtration”).  In the aggregate, these intellectual property assets and licenses (each of which is long-term) are of material importance to our business.

Our products and services are sold around the world under various trade names, trademarks and brand names. We consider our trade names, trademarks and brand names to be valuable in the marketing of our products in each segment. As of August 31, 2015, we had a total of 1,022 trademark registrations in the United States and in various foreign countries in which we conduct business, as well as 86 trademark applications pending worldwide.

Seasonality

Our businesses generally are not seasonal in nature.

Principal Customers

None of our customers accounted for 10% or more of our consolidated net sales during fiscals 2015 and 2014, except for DaVita Inc. (“DaVita”), which accounted for approximately 10.0% of our consolidated net sales in fiscal 2014.

Except as described below, none of our segments are reliant upon a single customer, or a few customers, the loss of any one or more of which could have a material adverse effect on the segment.

In our Water Purification and Filtration segment, Fresenius and DaVita collectively accounted for approximately 45.9% of our segment net sales during fiscal 2015. The loss of a significant amount of business from Fresenius or DaVita could have a material adverse effect on our Water Purification and Filtration segment.

Our Healthcare Disposables segment is reliant on four customers who collectively accounted for approximately 49.0% of our Healthcare Disposables segment net sales and 9.3% of our consolidated net sales during fiscal 2015. The loss of a significant amount of business from any of these four customers or a further consolidation of such customers could have a material adverse effect on our Healthcare Disposables segment.

During fiscal 2015, one customer, DaVita, accounted for approximately 27.7% of our Dialysis segment net sales. The loss of a significant amount of business from this customer would have a material adverse effect on our Dialysis segment, as further explained in “—Reporting Segments—Dialysis,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Backlog

On August 31, 2015, our consolidated backlog was approximately $66,870,000 compared with approximately $62,747,000 on August 31, 2014. The majority of the backlog was in our Water Purification and Filtration segment which had backlog of $47,519,000 and $46,413,000 at August 31, 2015 and August 31, 2014, respectively. The increase in overall backlog is primarily attributable to the growth of our Endoscopy segment and to a lesser extent, our Water Purification and Filtration segment. The entire backlog is expected to be recognized as revenue within one year of such date.

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

Many of our competitors have greater financial, technical, and human resources than we do, are well-established with reputations for success in the sale and service of their products, and may have certain other competitive advantages over us. However, we believe that the worldwide reputation for the quality and innovation of our products among customers and our reputation for providing quality product service gives us a competitive advantage with respect to many of our products.

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

Segments

Information with respect to competition within our most significant individual segments is as follows:

In our Endoscopy segment, our principal competitors are Steris, Custom Ultrasonics, Olympus, ASP division of Johnson & Johnson, Metrex, Ruhof, Ecolab, Endo Choice, ERBE, Getinge and Wassenburg. We believe that our principal competitive advantages include the strength of our dedicated sales, clinical and service team in the United States, our comprehensive product line of automated endoscope reprocessors, disposable procedure products, and proprietary chemistries, the advanced features and product innovation of our automated endoscope reprocessors and other endoscopy products, our reputation for providing high-quality and reliable products, and our highly responsive clinical support and service teams focused on endoscopy.

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

Research and Development

Research and development expenses (which include continuing engineering costs) increased by $3,209,000 to $14,022,000 in fiscal 2015 from $10,813,000 in fiscal 2014. Our research and development expenses primarily relate to development work on new products in our three largest segments, Endoscopy, Water Purification and Filtration and Healthcare Disposables, as well as continuing engineering costs primarily related to endoscopy products.

Environmental Matters

We anticipate that our compliance with federal, state, and local laws and regulations, relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, will not have any material effect on our capital expenditures, earnings or competitive position.

Employees

As of August 31, 2015, we employed 1,680 persons, of whom 1,310 are located in the United States, 249 are located in Europe, Africa and the Middle East, 68 are located in Southeast Asia and 53 are located in Canada. As a result of the MI Acquisition on September 14, 2015, we employed approximately 100 additional employees; almost all are located in Europe. None of our employees are represented by labor unions. We consider our relations with our employees to be satisfactory.

Financial Information about Geographic Areas

We have operations in Canada, Europe, Asia and other areas outside of the United States. These operations involve the same business segments as our domestic operations. For a geographic presentation of revenues and other financial data for the three years ended July 31, 2015, see Note 18 to the Consolidated Financial Statements.

Our foreign operations are subject, in varying degrees, to a number of inherent risks. These risks include, among other items, foreign currency exchange rate fluctuations, changes in local economic conditions and tax regulations, unsettled political, regulatory or business conditions, and government-sponsored boycotts and tariffs on our products or services.

Depending on the direction of change relative to the U.S. dollar, foreign currency exchange rate fluctuations can increase or reduce the reported dollar amounts of the Company’s net assets and results of operations. Overall, foreign currency movements relative to the U.S. dollar did not have a significant impact on net income during fiscal 2015. We cannot predict future changes in foreign currency exchange rates or the effect they will have on our operations. See “Risk Factors.”

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

The market for our dialysis reprocessing products is limited to dialysis centers that reuse dialyzers. The reuse portion of the dialysis market continues to decrease in the United States and is expected to decrease significantly at an accelerated rate.

Our dialyzer reprocessing products are limited to use by centers that choose to clean, sterilize and reuse dialyzers, rather than discard the dialyzers after a single-use. We believe dialysis centers in the United States that reuse dialyzers derive an economic benefit since the per-procedure cost is less when utilizing dialyzer reuse compared with single-use and such dialysis clinics generally receive a capitated payment for providing hemodialysis treatment. Although current public information is not available to accurately quantify the number of dialysis centers currently employing dialyzer reuse versus single-use, it is apparent that the market share of single-use dialyzers has been increasing since 2001 relative to reuse dialyzers. We believe that less than 25% of all dialysis procedures in the United States currently reuse dialyzers, although there is no independent information available to verify that approximation.

Since 2001, there has been a continuing shift from reusable to single-use dialyzers, principally due to the lowering cost of single-use dialyzers, the ease of using a dialyzer one time, and the commitment of Fresenius, the largest dialysis chain in the United States and a manufacturer of single-use dialyzers, to convert dialysis clinics performing reuse to single-use facilities.  All or substantially all dialysis clinics owned by Fresenius are single-use facilities. In addition, DaVita, the second largest dialysis chain in the United States, currently performs less than fifty percent of its dialysis procedures using reuse and it has been converting a growing number of clinics from reuse to single-use and opening new clinics as single-use clinics.

Based on discussions with customers, we expect the downward trend in re-use dialyzers in the United States will continue and likely accelerate during fiscal 2016 and thereafter.  A substantial reduction of our dialysis re-use business will likely have a significant adverse effect on our dialysis segment business and reduce our margins and net income in that segment as well as result in potential future impairments of long-lived assets.  Such reduction would also adversely affect our consolidated results of operations.

Net sales of our Dialysis segment accounted for 5.5% of our total net sales in fiscal 2015 compared with 6.3% of net sales in fiscal 2014 and 7.8% of net sales in fiscal 2013. Our Dialysis segment accounted for 6.8%, 8.7%, and 11.5% of our total reporting segments’ operating income (before general corporate expenses and interest expense) in fiscals 2015, 2014 and 2013, respectively. This reduction in percentage of total sales is expected to continue during fiscal 2016 and thereafter primarily due to reduced purchases of dialysis reuse products combined with the organic growth of our segments other than Dialysis and the effect on our future results of operations from acquisitions. See “Business - Principal Customers,” “Business - Competition” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

We face significant challenges in growing our dialysate concentrate sales.

In recent years prior to fiscal 2014, sales of dialysate concentrate have declined from year to year. Although sales increased in fiscals 2015 and 2014 and we anticipate an increase in fiscal 2016, we believe that sales may decline in future years. Fresenius manufactures dialysate concentrate itself and therefore provides dialysate concentrate to its own dialysis clinics. DaVita and certain international customers have also continued their reduction of dialysate concentrate purchases from us as a result of the highly competitive and price sensitive market for such product.  In addition, there is increased demand in the market for powdered dialysate products, which we do not manufacture, principally due to the lower freight costs associated with the powdered products.  Notwithstanding these challenges, we are actively pursuing opportunities to increase sales of dialysate products.  However, no assurance can be given that we will succeed at increasing sales in the near or long term.

Because a significant portion of our Water Purification and Filtration, Dialysis and Healthcare Disposables segments net sales comes from a few large customers, any significant decrease in sales to these customers, due to industry consolidation or otherwise, could harm our operating results.

In our Water Purification and Filtration segment, two customers, Fresenius and DaVita, collectively accounted for 45.9% of our fiscal 2015 net sales for this segment. The loss of a significant amount of business from either of these two customers would have a material adverse effect on our Water Purification and Filtration segment.

During fiscal 2015, DaVita accounted for 27.7% of the Dialysis segment net sales. We are highly dependent on DaVita as a customer and any material shift by this customer away from reuse would have a material adverse effect on our Dialysis segment net sales except to the extent we successfully mitigate the loss of U.S. reuse business with increased foreign business, the successful commercialization of new or acquired products and increased sales of dialysate.

The distribution network in the United States dental industry is concentrated, with relatively few distributors of consumable products accounting for a significant share of the sales volume to dentists. Accordingly, net sales and profitability of our Healthcare Disposables segment are highly dependent on our relationships with a limited number of large distributors. During fiscal 2015, the top four customers of our Healthcare Disposables segment accounted for 49.0% of its net sales.  The loss or a significant reduction of business from any of the major customers of the Healthcare Disposables segment could adversely affect our results of operations. In addition, because our Healthcare Disposables segment products are primarily sold through third-party distributors and not directly to end users, we cannot control the amount and timing of resources that our distributors devote to our products.

There can be no assurance that there will not be a loss or reduction in business from one or more of our major customers. In addition, we cannot assure that net sales from customers that have accounted for significant net sales in the past, either individually or as a group, will reach or exceed historical levels in any future period.

Our industry is experiencing significant scrutiny and regulation by governmental authorities, which may lead to greater regulation in the future.

Our medical devices and our business activities are subject to rigorous regulation, including by the FDA, DOJ, and numerous other federal, state, and foreign governmental authorities. These authorities and members of Congress have been increasing their scrutiny of our industry. In addition, certain state governments and the federal government have enacted legislation aimed at increasing transparency of our interactions with health care providers. As a result, we are required by law to disclose payments and other transfers of value to health care providers licensed by certain states and to all U.S. physicians and U.S. teaching hospitals at the federal level. Any failure to comply with these legal and regulatory requirements could impact our business. In addition, we may continue to devote substantial additional time and financial resources to further develop and implement policies, systems, and processes to comply with enhanced legal and regulatory requirements, which may also impact our business. We anticipate that governmental authorities will continue to scrutinize our industry closely, and that additional regulation may increase compliance and legal costs, exposure to litigation, and other adverse effects to our operations.

Moreover, as directed by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), the SEC has implemented reporting and disclosure requirements related to the use of certain minerals, known as “conflict minerals” (specifically, tantalum, tin, tungsten (or their ores), and gold) which are mined from the Democratic Republic of the Congo and adjoining countries. Pursuant to these requirements, we are required to report on Form SD the procedures we employ to determine the sourcing of such minerals and metals produced from those minerals and whether we can determine if conflict minerals are used in products that we manufacture. There are costs associated with complying with these disclosure requirements, including for diligence in regards to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities, if appropriate. In addition, the implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products. As of the date of our conflict minerals report for the 2014 calendar year, although we fully complied with the regulation, we were unable to obtain the necessary information on conflict minerals from all of our suppliers and were unable to determine that all of our products are conflict free. We may continue to face difficulties in gathering this information in the future. We may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we implement.

Our businesses are heavily reliant on certain raw materials and can be adversely impacted by rising prices.

We purchase raw materials, sub-assemblies, components and other supplies essential to our operations from numerous suppliers in the United States and abroad. The principal raw materials that we use to conduct operations include chemicals, paper, resin, stainless steel and plastic components.

From time to time we experience price increases for raw materials, with no guarantee that such increases can be passed along to our customers. During fiscal 2008, for example, we experienced unprecedented price increases in certain raw materials due in large part to the rising price of fuel and oil, including chemicals, paper and plastics (resins and bottles) which had a significant adverse impact on our gross margins. In addition, we experienced significant difficulty in obtaining certain chemicals in fiscal 2008 due to apparent shortages by certain suppliers. Although we do not currently foresee extraordinary difficulty in obtaining the materials, sub-assemblies, components or other supplies necessary for our business operations, we cannot predict if similar difficulties as those experienced in the past will occur again in the future, including further price increases, that may adversely affect our business.

In addition, although fuel and oil prices have been at relatively low levels, an increase in prices can also have a significant adverse impact on transportation costs related to both the purchasing and delivery of products and services.  If costs materially increase in the future, we may not be able to implement price increases to our customers, which would adversely impact our gross margins.

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

•                  integrate acquired operations, personnel, products, technologies and regulatory procedures into our organization effectively;

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

In particular, on November 5, 2013 we recorded a $2,490,000 liability for the estimated fair value of contingent consideration and a $1,720,000 liability for the estimated fair value of an assumed contingent obligation payable to the Israeli Government relating to the Jet Prep Acquisition, as further described in Note 3 to the Consolidated Financial Statements. These two liabilities are adjusted periodically by recording changes in the fair value through our Consolidated Statements of Income driven by the time value of money and changes in the assumptions that were initially used in the valuations. The actual contingent consideration and assumed contingent obligation have the potential of being between zero and a percentage of unlimited sales that could occur until the completion of the seven year period with respect to the contingent consideration liability and until the assumed contingent obligation is satisfied in full, or until the sales of the Jet Prep Ltd. products no longer exist. The initial fair values of these two contingent liabilities of $2,490,000 and $1,720,000 decreased to $751,000 and $1,138,000, respectively, at July 31, 2015 primarily due to changes in probability factors and future sales projections based on recently completed market research, product modification plans and the passage of time.  Such fair value amounts would have been higher or lower if we had used different probability factors, future sales projections or discount factors. Given the subjective nature of the assumptions used in the determinations of fair value, we may potentially have further earnings volatility in our future results of operations related to these Jet Prep obligations.

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

We have a significant amount of goodwill and intangible assets on our balance sheet related to acquisitions. If future operating results of the acquired businesses are significantly less than the results anticipated at the time of the acquisitions, we may be required to incur impairment charges. At July 31, 2015, the average fair value of all of our reporting units exceeded book value by substantial amounts, except our Dialysis segment, which had an average estimated fair value that exceeded book value by 17%.

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

Our future growth depends in part on our international expansion efforts, including efforts in emerging markets such as China. We have limited experience with regulatory environments and market practices internationally, and we may not be able to penetrate or successfully operate in locations and environments unfamiliar to us. Additionally, global operations are subject to risks, including political and economic instability, general economic conditions, imposition of government controls, the need to comply with a wide variety of foreign and United States export laws and trade restrictions. In connection with our expansion efforts we may encounter obstacles we did not face in North America, including cultural and linguistic differences, differences in regulatory environments, labor and market practices, difficulties in keeping abreast of market, business and technical developments, foreign customers’ requirements and preferences, and the difficulty of administering business overseas. Further, sales practices in certain international markets may be inconsistent with our desired business practices and U.S. and other legal requirements, which may impact our ability to expand as planned. We may also encounter difficulty expanding in new international markets because of competitors already entrenched in the market, and our limited brand recognition leading to delayed acceptance of our products in these new international markets. Our failure to develop new markets or disappointing growth outside of existing markets may negatively affect our return on investments relating to our international expansion efforts.

During fiscal 2015 we continued to invest significantly in infrastructure in China so that we can more readily import and sell our products. However, risks and uncertainties related to political and economic conditions in China, traditional business practices, foreign currency fluctuations, interest rate fluctuations, regulatory and reimbursement approvals, competitive offerings, infrastructure development complications and intellectual property protection may adversely impact our ability to implement our business strategy in this market and, as a result, our sales growth and operating profits from our international operations may be adversely affected.

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

Most international jurisdictions have regulatory approval and periodic renewal requirements for medical devices, and countries that previously did not have regulatory requirements for medical devices may adopt such requirements; we must comply with these requirements in order to market our products in these jurisdictions. In addition, the trend in countries around the world toward more stringent regulatory requirements for product clearance, changing reimbursement models, and more rigorous inspection and enforcement activities has generally caused or may cause us and other medical device manufacturers to experience more uncertainty, delay, risk, and expense. We expect the international regulatory environment will continue to evolve, which could impact our ability to obtain approvals for our products in those jurisdictions, which may have a material impact on our business.

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

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law. The legislation imposes significant new taxes on medical device makers in the form of a 2.3% excise tax on all U.S. medical device sales since January 2013. Under the legislation, the total cost to the medical device industry is expected to be approximately $20 billion over ten years. This significant increase in the tax burden on our industry could have a material, negative impact on our results of operations and our cash flows. Since a significant portion of our sales are considered medical device sales under this new legislation, beginning in January 2013 we record the excise tax in cost of sales, thereby adversely affecting our gross profit percentage.  During fiscals 2015 and 2014, our total excise tax incurred were $4,369,000 and $3,872,000, respectively, which decreased our gross profit by such amounts.  Although we have been implementing cost reductions and revenue enhancement initiatives to mitigate this excise tax, the tax has adversely affected our results of operations and cash flows as indicated above. Other elements of this legislation, such as comparative effectiveness research, an independent payment advisory board, payment system reforms, including shared savings pilots, and other provisions, could meaningfully change the way health care is developed and delivered, and may materially impact numerous aspects of our business. In addition, various healthcare reform proposals have also emerged at the state level. We cannot predict with certainty what healthcare initiatives, if any, will be implemented at the state level, or what the ultimate effect of federal healthcare reform or any future legislation or regulation may have on us or on our customers’ purchasing decisions regarding our products and services.

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

Despite expensive shipping costs, quality concerns, sustainability issues and other matters, some of our competitors manufacture certain healthcare disposable products in lower cost locations such as China, Southeast Asia and certain locations within North America. Although we believe the quality of our healthcare disposable products, which are generally produced in the United States, are superior, our sales in the future may be adversely affected by either loss of sales or reductions in the prices of our products as a result of this lower cost competition. Price erosion resulting from lower cost competition did not have a material adverse impact on our business during fiscal year 2015, but no assurance can be given that we will not face increased competition in the future.

We are subject to extensive government regulation, which may delay or prevent new product introduction.

Our operations are subject to extensive regulation by governmental and private agencies in both the United States and in other countries where we do business. In the United States, our products and services are regulated by the FDA and other regulatory authorities. In many foreign countries, sales of our products are subject to extensive regulations that may or may not be comparable to those of the FDA. In Europe, our products are regulated primarily by country and community regulations of those countries within the European Economic Area and must conform to the requirements of those authorities.

The regulatory agencies regulate the testing, manufacturing, recordkeeping, storage, packaging, labeling, marketing, distribution, marketing, reporting, safety and import and export of medical supplies and devices. Certain international regulatory bodies also impose import restrictions, tariff regulations, duties and tax requirements. In general, unless an exemption applies, a medical device or product or service must receive regulatory approval or clearance before it can be marketed or sold. Delays in agency review can significantly delay new product introduction and may result in a product becoming “dated” or losing its market opportunity before it can be introduced. In addition, the FDA and other agency clearances generally are required before we can make significant modifications to existing products or market new claims or uses for existing products.

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

Our operations, products and services are subject to environmental laws and regulations, which impose limitations on the discharge of pollutants into the environment and establish standards for the use, generation, treatment, storage and disposal of hazardous and non-hazardous wastes. We must also comply with various health and safety regulations in the United States and abroad in connection with our operations. We cannot assure you that our environmental, health and safety compliance programs have been or will at all times be effective. Failure to comply with any of these laws and regulations could result in civil and criminal, monetary and non-monetary penalties and damage to our reputation. In addition, we cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws and regulations will not exceed our estimates or adversely affect our financial condition or results of operations.

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

At September 29, 2015, we had total outstanding borrowings of $154,500,000 under our existing credit facility that bore interest at rates that ranged from 1.44% to 2.02%. Interest rates on outstanding borrowings are variable and substantially all of our outstanding borrowings are typically under LIBOR contracts. Therefore, our future results of operations may be adversely affected if LIBOR interest rates on our outstanding balance were to increase substantially, as more fully explained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Currency fluctuations and trade barriers could adversely affect our results of operations.

A portion of our products in all of our business segments are exported to and imported from a variety of geographic locations, and our business could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rates of exchange of various currencies, tariff increases and import and export restrictions, affecting all of such geographies including but not limited to the United States, Canada, the European Union, the United Kingdom, Australia, and the Far East.

Changes in the value of the Euro, British Pound, Canadian dollar, Singapore dollar and Chinese Renminbi against the United States dollar affect our results of operations because certain cash bank accounts, accounts receivable and liabilities of Cantel and its subsidiaries are denominated and ultimately settled in United States dollars, Euros, British Pounds, Canadian dollars, Singapore dollars or Chinese Renminbi but must be converted into each entity’s functional currency. Furthermore, the financial statements of our Italy, the Netherlands, United Kingdom, Canada and China subsidiaries are translated using the accounting policies described in Note 2 to the Consolidated Financial Statements and therefore are impacted by changes in the Euro, British Pound, Canadian dollar and Chinese Renminbi exchange rates relative to the United States dollar.

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

Our success is dependent to a significant degree upon the efforts of key members of our management. Although none of our key executives has an employment agreement with the Company, each executive, including division CEOs, is party to a severance agreement with the Company.  In addition, we have short and long term incentive plans for our key executives that are designed in part to have a retentive effect on the executives. However, there can be no assurance that the terms of the severance agreements or incentive plans will have such an effect. We believe the loss or unavailability of any such individuals could have a material adverse effect on our business. In addition, our success depends in large part on our ability to attract and retain highly qualified scientific, technical, sales, marketing and other personnel. Competition for such personnel is intense and there can be no assurance that we will be able to attract and retain the personnel necessary for the development and operation of our businesses.

Item 1B.                                                UNRESOLVED STAFF COMMENTS.

None.

Item 2.                                                         PROPERTIES.

Owned Facilities

Our principal owned facilities include the following:

Location	Purpose	Square Footage	Principal Operating Segment
Plymouth, MN	Executive, administrative and sales staff, research operations, manufacturing and warehousing	110,000	Endoscopy, Dialysis, Water Purification and Filtration
Plymouth, MN	Manufacturing, warehousing and vacant land	65,000	Endoscopy, Dialysis, Water Purification and Filtration
Plymouth, MN	Manufacturing, warehousing, administrative and sales staff	43,000	Water Purification and Filtration
Hauppauge, NY	Executive, administrative and sales staff, manufacturing and warehousing	65,000	Healthcare Disposables
Buena Park, CA	Warehousing and regeneration plan	14,000	Water Purification and Filtration
Conroe, TX	Manufacturing, warehousing and administrative, sales and other staff	60,000	Endoscopy
Conroe, TX	Manufacturing and vacant land	12,000	Endoscopy

Rush, NY	Manufacturing, warehousing and administrative, sales and other staff	38,000	Healthcare Disposables
Pomezia, Italy	Manufacturing, warehousing and administrative offices	35,000	Endoscopy
Southend-on-Sea, United Kingdom	Manufacturing, warehousing and administrative offices	55,000	Endoscopy

Leased Facilities

Our principal leased facilities include the following:

Location	Purpose	Square Footage	Principal Operating Segment
Plymouth, MN	Warehousing	44,000	Various
Hauppauge, NY	Warehousing	48,000	Healthcare Disposables
Sharon, PA	Manufacturing and warehousing	50,000	Healthcare Disposables
Santa Fe Springs, CA	Manufacturing and warehousing	32,000	Healthcare Disposables
Lawrenceville, GA	Manufacturing and warehousing	41,000	Healthcare Disposables
Cuba, NY	Administrative offices, manufacturing, warehousing and laboratory	19,000	Healthcare Disposables
Burlington, Ontario	Sales and administrative offices, research and engineering, manufacturing and warehousing	22,000	Water Purification and Filtration
Skippack, PA	Sales and administrative offices, manufacturing, warehousing and regeneration plant	23,000	Water Purification and Filtration
Heerlen, the Netherlands	Sales and service offices, warehouse and distribution hub	26,000	Various
Lowell, MA	Sales and administrative offices, manufacturing, warehousing and regeneration plant	26,000	Water Purification and Filtration
Clevedon, United Kingdom	Administrative offices, manufacturing and warehousing	20,000	Endoscopy
Conroe, TX	Executive, sales and finance offices, research and development, training	18,000	Endoscopy
Mebane, NC	Administrative offices and warehousing	16,000	Water Purification and Filtration
Columbia, SC	Administrative offices and warehousing	13,000	Water Purification and Filtration
Little Falls, NJ	Corporate executive offices	13,000	Cantel Medical Corp.

In addition, we lease office and sales space in Singapore; Beijing, China; and Shanghai, China that is used for all of our operating segments.

We lease additional space for our Water Purification and Filtration segment in Concord, California; Golden, Colorado; Lakeland, Florida; Norcross, Georgia; Downers Grove, Illinois; Indianapolis, Indiana; Port Allen, Louisiana; Auburn Hills, Michigan; Ridgeland, Mississippi; Fairfield, New Jersey; Indian Trail, North Carolina; Raleigh, North Carolina; North Royalton, Ohio; Claremore, Oklahoma; Columbia, South Carolina; Memphis, Tennessee; Murfreesboro, Tennessee; Carrollton, Texas; Porter, Texas; San Antonio, Texas; South Houston, Texas; Mount Jackson, Virginia; South Kent, Washington; Toronto, Ontario; and Montreal, Quebec. The Downers Grove, Norcross, Toronto and Montreal facilities serve as warehouses and regeneration plants, while the other locations are small storage facilities supporting local service operations.

We lease additional space for our Endoscopy segment in Southport, North Carolina; Stafford, United Kingdom; Forli, Italy; and Toulouse, France.  The Stafford, United Kingdom facility is used for administrative offices, training, technical service and microbiology services, while the other locations provide warehousing and administrative offices.

We also lease additional space for our Healthcare Disposables segment in Englewood, Colorado that is used for administrative offices and laboratory services.

Net rentals for leased space for fiscal 2015 aggregated $4,380,000 compared with $3,642,000 in fiscal 2014.

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

Item 4.                                                         MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5.                                                         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on the New York Stock Exchange (NYSE) under the symbol “CMN.”

The following table sets forth, for the periods indicated, the high and low sales prices for the common stock as reported by the NYSE.

	HIGH	LOW

Fiscal Year Ended July 31, 2015
First Quarter	$42.40	$33.81
Second Quarter	45.02	40.57
Third Quarter	49.35	41.38
Fourth Quarter	55.68	44.73

Fiscal Year Ended July 31, 2014
First Quarter	$35.65	$25.86
Second Quarter	37.71	31.70
Third Quarter	35.12	30.05
Fourth Quarter	37.52	30.52

During fiscal 2015, we paid semi-annual cash dividends totaling $0.10 per outstanding share of common stock of which $0.05 per share was paid on each of January 30, 2015 and July 31, 2015.  During fiscal 2014, we paid semi-annual cash dividends totaling $0.09 per outstanding share of common stock of which $0.045 per share was paid on each of January 31, 2014 and July 31, 2014.  Future declaration of dividends and the establishment of future record and payment dates are subject to the final determination of the Company’s Board of Directors. However, it is our current expectation that semiannual cash dividends of at least $0.05 per common share will continue to be paid in the foreseeable future.

On August 31, 2015, the closing price of our common stock was $49.63 as reported by the NYSE and we had 380 record holders of common stock. A number of such holders of record are brokers and other institutions holding shares of common stock in “street name” for more than one beneficial owner.

The following table represents information with respect to purchases of common stock made by the Company during the fourth quarter of fiscal 2015:

			Total number of shares	Maximum number of
Month			purchased as part of	shares that may yet
of	Total number of	Average price	publicly announced	be purchased under
Purchase	shares purchased	paid per share	plans or programs	the program

May	3,969	$46.62	—	—
June	96	52.55	—	—
July	2,614	54.61	—	—
Total	6,679	$49.83	—	—

The Company does not currently have a repurchase program. All of the shares purchased during the fourth quarter of fiscal 2015 represent shares surrendered to the Company relating to cashless exercises and to pay employee withholding taxes due upon the vesting of restricted stock or the exercise of stock options.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total returns of the Russell 2000 index and the Dow Jones US Health Care Equipment & Services index over the same period (assuming an investment of $100 in our common stock and in each of the indexes on July 31, 2010, and where applicable, the reinvestment of all dividends).

Item 6.                   SELECTED CONSOLIDATED FINANCIAL DATA.

The following selected financial data are derived from the financial statements of Cantel Medical Corp., which have been audited by Ernst & Young LLP, independent registered public accounting firm.  The financial data in the following table is qualified in its entirety by, and should be read in conjunction with, the financial statements and notes thereto and other information incorporated by reference in this Form 10-K. Since the acquisitions of International Medical Service S.r.l. (“IMS”), Pure Water Solutions, Inc. (“PWS”) and DentaPure® (“DentaPure”) were consummated on November 3, 2014, January 1, 2015 and February 20, 2015, respectively, their results of operations are included in the Consolidated Statements of Income Data for the portion of fiscal 2015 subsequent to their respective acquisition dates. Since the acquisitions of Jet Prep Ltd. (“Jet Prep”), Sterilator Company, Inc. (“Sterilator”) and PuriCore International Limited (“PuriCore”) were completed on November 5, 2013, January 7, 2014 and June 30, 2014, respectively, their results of operations are included in the Consolidated Statements of Income Data for fiscal 2015 and the portion of fiscal 2014 subsequent to their respective acquisition dates. Since the acquisition of SPS Medical Supply Corp. (“SPS Medical”) and the acquisitions of the assets and business of Eagle Pure Water Systems, Inc. (“Eagle Pure Water”) and the hemodialysis water business of Siemens Industry, Inc. and Siemens Canada Limited (collectively, “Siemens”) were completed on November 1, 2012, December 31, 2012 and July 30, 2013, respectively, their results of operations are included in the Consolidated Statements of Income Data for fiscals 2015, 2014 and the portion of fiscal 2013 subsequent to their respective acquisition dates. Since the acquisition of the assets and business of Byrne Medical, Inc. (“Byrne Medical”) was consummated on August 1, 2011, its results of operations are included in the Consolidated Statements of Income Data for fiscals 2015, 2014, 2013 and 2012. The acquired business of ConFirm Monitoring Systems, Inc. (“ConFirm Monitoring”) and the hemodialysis water business of Gambro (the “Gambro Water”) on February 11, 2011 and October 6, 2010, respectively, are reflected in the Consolidated Statements of Income Data for fiscals 2015, 2014, 2013, 2012 and the portion of fiscal 2011 subsequent to their respective acquisition dates. The acquired businesses of IMS, PWS, DentaPure, Jet Prep, Sterilator, PuriCore, SPS Medical, Eagle Pure Water, Siemens, Byrne Medical, ConFirm Monitoring, and Gambro Water are not reflected in the Consolidated Statements of Income Data for any other periods presented.

Consolidated Statements of Income Data

(Amounts in thousands, except per share data)

	Year Ended July 31,
	2015	2014	2013	2012	2011

Net sales	$565,004	$488,749	$425,026	$386,490	$321,651
Cost of sales	311,537	275,450	241,550	222,323	198,868
Gross profit	253,467	213,299	183,476	164,167	122,783

Income from operations	80,761	70,928	63,188	52,124	31,336
Interest expense, net	2,364	2,317	2,834	3,650	874
Other expense	2,206	—	—	605	—
Income before income taxes	76,191	68,611	60,354	47,869	30,462
Income taxes	28,238	25,346	21,115	16,532	10,037
Net income	$47,953	$43,265	$39,239	$31,337	$20,425

Earnings per common share:
Basic	$1.16	$1.05	$0.96	$0.78	$0.53
Diluted	$1.15	$1.04	$0.95	$0.77	$0.52

Dividends per common share	$0.10	$0.09	$0.07	$0.06	$0.05

Weighted average number of shares and common stock equivalents attributable to both common stock and participating securities
Basic	41,518	41,310	40,908	40,338	38,474
Diluted	41,581	41,470	41,197	40,777	38,979

Consolidated Balance Sheets Data

(Amounts in thousands, except per share data)

	July 31,
	2015	2014	2013	2012	2011

Total assets	$584,031	$536,145	$487,671	$434,812	$321,443
Current assets	188,361	163,909	150,660	133,892	111,324
Current liabilities	70,624	66,499	59,151	55,141	43,411
Working capital	117,737	97,410	91,509	78,751	67,913
Long-term debt	78,500	80,500	85,000	80,000	24,000
Stockholders’ equity	406,633	365,246	321,132	275,936	234,315
Book value per outstanding common share	$9.77	$8.81	$7.81	$6.79	$6.03
Common shares outstanding	41,604	41,442	41,138	40,651	38,865

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

Results of Operations provides a discussion of the consolidated results of operations for fiscal 2015 compared with fiscal 2014, and fiscal 2014 compared with fiscal 2013.

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

Overview

Cantel is a leading provider of infection prevention and control products and services in the healthcare market, specializing in the following operating segments:

•                  Endoscopy: Medical device reprocessing systems, disinfectants, detergents and other supplies used to high-level disinfect flexible endoscopes and disposable infection control products intended to reduce the challenges associated with proper cleaning and high-level disinfection of numerous reusable components used in gastrointestinal (“GI”) endoscopy procedures.  This segment recently commenced the sale of endoscope transport and storage systems, a comprehensive range of endoscopy consumable accessories, and OEM mobile medical carts.  Additionally, this segment includes technical maintenance service on its products.

•                  Water Purification and Filtration: Water purification equipment and services, filtration and separation products and disinfectant, sterilization and decontamination products and services for the medical, pharmaceutical, biotech, beverage and commercial industrial markets.

•                  Healthcare Disposables: Single-use, infection prevention and control healthcare products including face masks, sterilization pouches, towels and bibs, tray covers, saliva ejectors, germicidal wipes, plastic cups and disinfectants, as well as a filter system for maintaining safe dental unit waterlines. This segment also manufactures and sells biological and chemical indicators for sterility assurance monitoring services in the acute-care, alternate-care and dental markets.

•                  Dialysis: Medical device reprocessing systems, sterilants/disinfectants, dialysate concentrates and other supplies for renal dialysis.

In addition, we had another operating segment through April 7, 2015, known as Specialty Packaging. This segment included specialty packaging and thermal control products, as well as related compliance training, for the transport of infectious and biological specimens and thermally sensitive pharmaceutical, medical and other products. The Specialty Packaging operating segment, which comprised the Other reporting segment for financial reporting purposes, was divested on April 7, 2015 as further described elsewhere in this MD&A and in Note 19 to the Consolidated Financial Statements.

Most of our equipment, consumables and supplies are used to help prevent or control the occurrence or spread of infections.

Significant Activity

(i)                                In fiscal 2015 compared with fiscal 2014, net sales increased by 15.6% and net income under United States generally accepted accounting principles (GAAP) increased by 10.8%, respectively. However, after adjusting net income for amortization expense and atypical items, non-GAAP adjusted net income increased by 16.8%, as further described elsewhere in this MD&A. (See Non-GAAP Financial Measures section below for a further discussion and reconciliation of net income to adjusted net income). We continue to benefit from having a broad portfolio of infection prevention and control products sold into diverse business segments, where approximately 73% of our net sales are attributable to consumable products and service. The primary factors that contributed to this financial performance, as further described elsewhere in this MD&A, were as follows:

•                                    higher sales in our Endoscopy segment principally due to (i) increases in sales volume of endoscope reprocessing disinfectant, service, equipment accessories and filter products as a result of the increased field population of equipment, as well as disposable infection control products used in GI endoscopy procedures due to marketing efforts, (ii) increased demand for our endoscope reprocessing equipment and (iii) the inclusion of sales of our recent acquisitions,

•                                    higher sales and improved gross profit percentage in our Water Purification and Filtration segment due to higher sales of our capital equipment, consumables and service in the dialysis industry mainly attributable to the increased overall demand driven by the growing number of dialysis patients and clinics in the United States and the increasing market acceptance of the disinfection efficacy and cost benefits of our heat sanitized water purification systems,

•                                    higher sales in our Healthcare Disposables segment due to increased demand for our face masks and sterilants, as well as the inclusion of sales of a recent acquisition, and

•                                    a favorable net change of $2,804,000 in fiscal 2015 compared with fiscal 2014 of fair value adjustments in general and administrative expenses in our Endoscopy segment primarily related to the Jet Prep Acquisition, which also favorably impacted our effective tax rate, as further described elsewhere in this MD&A and in Notes 3, 6 and 10 to the Consolidated Financial Statements.

The above factors were partially offset by:

•                                    our strategic decision to invest in selling initiatives designed to expand into new markets and gain or maintain market share,

•                                    an increase of $3,289,000 in acquisition related charges recorded in cost of sales and general and administrative expenses primarily in our Endoscopy segment, which also adversely impacted our effective tax rate since most of such costs were not tax deductible,

•                                    an increase in R&D expense due to additional product development initiatives,

•                                    the recording of a $2,206,000 loss on sale of our Specialty Packaging Business in April 2015, which also adversely impacted our effective tax rate, as further described elsewhere in this MD&A and in Note 19 to the Consolidated Financial Statements, and

•                                    a $1,287,000 asset impairment charge in fiscal 2015 relating to an acquired license, as further described elsewhere in this MD&A and in Note 6 to the Consolidated Financial Statements.

(ii)                            We sell our dialysis products to a concentrated number of customers. Sales in our Dialysis segment have been adversely impacted in recent years by the decrease in demand for our sterilants, RENATRON® reprocessing equipment and dialysate concentrate products. This reduction in dialysis sales has reduced overall profitability in this segment as compared with profitability in prior periods. Our market for dialysis reprocessing products is limited to dialysis centers that reuse dialyzers, which market has been decreasing in the United States despite the environmental advantages and our belief that the per-procedure cost of reuse dialyzers is more economical than single-use dialyzers. Based on discussions with customers, we expect the downward trend in re-use dialyzers in the United States will continue and likely accelerate during fiscal 2016 and thereafter. A substantial reduction of our dialysis re-use business will likely have a significant adverse effect on our dialysis segment business and reduce our margins and net income in that segment as well as result in potential future impairments of long-lived assets.  Such reduction would also adversely affect our consolidated results of operations. See “Risk Factors” elsewhere in this form 10-K.

(iii)                         On February 20, 2015, we acquired all the issued and outstanding capital stock of MRLB International, Inc. (“DentaPure”), as more fully described in Note 3 to the Consolidated Financial Statements (the “DentaPure Acquisition”).

(iv)                        On January 1, 2015, we acquired certain net assets of Pure Water Solutions, Inc. (“PWS”), as more fully described in Note 3 to the Consolidated Financial Statements (the “PWS Acquisition”).

(v)                           On November 3, 2014, we acquired all of the issued and outstanding stock of International Medical Service S.r.l. (“IMS”), as more fully described in Note 3 to the Consolidated Financial Statements (the “IMS Acquisition”). Following the acquisition, we changed the name of IMS to Cantel Medical (Italy) S.r.l.

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

(ix)                        On March 4, 2014, we entered into a $250,000,000 Third Amended and Restated Credit Agreement with our senior lenders to refinance our working capital credit facilities, as more fully described elsewhere in this MD&A and in Note 9 to the Consolidated Financial Statements.

(x)                           On November 6, 2014, our Board of Directors approved an increase in its semi-annual cash dividend from $0.045 to $0.05 per outstanding share of our common stock, which was paid on each of January 30, 2015 and July 31, 2015, as more fully described elsewhere in this MD&A.

Results of Operations

The results of operations described below reflect the operating results of Cantel and its wholly-owned subsidiaries.

The acquisitions of DentaPure, PWS and IMS were consummated on February 20, 2015, January 1, 2015 and November 3, 2014, respectively. Accordingly, the results of operations of DentaPure, PWS and IMS are included in our consolidated results of operations for the portions of fiscal 2015 subsequent to their acquisition dates. These three acquisitions are not included in our results of operations in fiscals 2014 and 2013. However, with the exception of acquisition related costs as more fully described in the Non-GAAP Financial Measures section below, their results of operations did not have a significant effect on our consolidated results of operations in fiscal 2015 due to the size of the acquisitions in relation to our overall consolidated results of operations. The DentaPure Business is included in our Healthcare Disposables segment, the PWS Acquisition is included in our Water Purification and Filtration segment and the IMS Acquisition is included in our Endoscopy segment.

Since the acquisitions of PuriCore, Sterilator and Jet Prep were consummated on June 30, 2014, January 7, 2014 and November 5, 2013, respectively, their results of operations are included in our consolidated results of operations in fiscal 2015 and the portions of fiscal 2014 subsequent to their respective acquisition dates. Their results of operations are not included in our results in fiscal 2013. With the exception of acquisition related costs and fair value adjustments as more fully described in the Non-GAAP Financial Measures section below, these acquisitions did not have a significant effect on our consolidated results of operations due to the size of the acquisitions in relation to our overall consolidated results of operations. The PuriCore and Jet Prep businesses are included in our Endoscopy segment and the Sterilator business is included in our Healthcare Disposables segment.

As a result of the divestiture of our Specialty Packaging business on April 7, 2015, the results of operations of the business are included in our consolidated results of operations in fiscal 2015 prior to its divestiture date and are included in our consolidated results of operations for fiscals 2014 and 2013. Since the operating results of the Specialty Packaging segment, which is recorded in the Other reporting segment, were not significant in relation to our overall consolidated operating results, the divestiture of this business did not have a major effect on our operations and financial results, and accordingly, has not been classified as a discontinued operation for any of the periods presented.

The following tables give information as to the net sales by reporting segment and geography (which represent the geographic area from which the Company derives its net sales from external customers), as well as the related percentage of such sales to the total net sales.

	Year Ended July 31,
	2015		2014		2013
	(Dollar amounts in thousands)
	$	%	$	%	$	%
Net Sales by Segment
Endoscopy	248,654	44.0	190,440	39.0	160,317	37.7
Water Purification and Filtration	173,834	30.8	159,505	32.7	134,196	31.6
Healthcare Disposables	106,920	18.9	101,809	20.8	90,904	21.4
Dialysis	31,240	5.5	30,926	6.3	33,148	7.8
Other	4,356	0.8	6,069	1.2	6,461	1.5
Total net sales	565,004	100.0	488,749	100.0	425,026	100.0

Net Sales by Geography
United States	447,848	79.3	403,892	82.6	357,378	84.1
International	117,156	20.7	84,857	17.4	67,648	15.9
Total net sales	565,004	100.0	488,749	100.0	425,026	100.0

Fiscal 2015 compared with Fiscal 2014

Net Sales

Total net sales increased by $76,255,000, or 15.6%, to $565,004,000 in fiscal 2015 from $488,749,000 in fiscal 2014. Excluding the impact of recent acquisitions and the business divestiture, total organic sales increased by $44,179,000, or 9.2%. The increase in organic net sales for fiscal 2015 was primarily attributable to increases in net sales of our endoscopy and water purification and filtration products and services and healthcare disposables products.

International net sales increased by $32,299,000, or 38.1%, to $117,156,000 in fiscal 2015 from $84,857,000 in fiscal 2014. The increase in international net sales was primarily due to increases in net sales of endoscopy products and services in the United Kingdom and Italy as a result of the acquisitions of PuriCore and IMS. A significant portion of the net sales of the acquired United Kingdom business relates to product service, and therefore the acquisition was a significant reason for our worldwide product service net sales to increase by $17,130,000, or 31.6%, to $71,348,000 in fiscal 2015 from $54,218,000 in fiscal 2014.

Net sales of endoscopy products and services increased by $58,214,000, or 30.6%, in fiscal 2015 compared with fiscal 2014, primarily due to increases in demand in the United States and internationally for our (i) disinfectants, service, equipment accessories and filters due to the increase in the installed base of endoscope reprocessing equipment, (ii) procedure room products (disposable infection control products used in GI endoscopy procedures) and (iii) endoscope reprocessing equipment. We expect sales of disinfectants, service, equipment accessories and filters, most of which carry higher margins, to continue to benefit as we increase the installed base of endoscope reprocessing equipment. Additionally, the increase in fiscal 2015 was attributable to the inclusion of net sales generated in the United Kingdom and Italy as a result of acquiring PuriCore on June 30, 2014 and IMS on November 3, 2014. Excluding the incremental net sales provided by these acquisitions, organic net sales in our Endoscopy segment increased by 15.5% for fiscal 2015.  These increases were partially offset by overall lower selling prices in most endoscopy product offerings totaling approximately $4,100,000 as a result of strategic growth programs and increased competition, as well as the adverse impact on international sales of a stronger dollar relative to the euro, which accounted for approximately a third of the lower selling prices.

Net sales of water purification and filtration products and services increased by $14,329,000, or 8.9%, in fiscal 2015 compared with fiscal 2014 primarily attributable to (i) higher sales of our capital equipment, consumables and service in the dialysis industry mainly attributable to our expanding service network as well as the increased overall demand driven by the growing number of dialysis patients and clinics in the United States and the increasing market acceptance of the disinfection efficacy and cost benefits of our heat sanitized water purification systems, which carry higher average selling prices than the systems with the traditional non-heated sanitization and to a much lesser extent (ii) the inclusion of net sales generated by the PWS Acquisition. Excluding net sales relating to the PWS Acquisition, organic net sales in our Water Purification and Filtration segment increased by 6.8% for fiscal 2015.

Net sales of healthcare disposables products increased by $5,111,000, or 5.0%, in fiscal 2015 compared with fiscal 2014 principally due to increases in customer demand in the United States for our face masks, ortho-phthalaldehyde (OPA)-based high-level disinfectant and sterility assurance products as well as the inclusion of net sales generated by the DentaPure Acquisition, which was completed on February 20, 2015. Excluding net sales relating to the DentaPure Acquisition, organic net sales in our Healthcare Disposables segment increased by 3.7% for fiscal 2015.

Gross Profit

Gross profit increased by $40,168,000, or 18.8%, to $253,467,000 in fiscal 2015 from $213,299,000 in fiscal 2014. Gross profit as a percentage of net sales in fiscals 2015 and 2014 was 44.9% and 43.6%, respectively.

The higher gross profit as a percentage of net sales in fiscals 2015 and 2014, was primarily attributable to more favorable sales mix due to increases in sales volume of certain products that carry higher gross margin percentages such as our (i) sterilants, filters and procedure products in our Endoscopy segment, (ii) sterilants, filters and certain equipment products in our Water Purification and Filtration segment, and (iii) face masks, disinfectants, sterility assurance products and our recently acquired DentaPure products in our Healthcare Disposables segment. These items were partially offset by (i) acquisition accounting charges for fiscal 2015 of $1,981,000, relating to fair value adjustments of inventory and deferred revenue acquired in the acquisitions of DentaPure, IMS and PuriCore and (ii) the inclusion in our Endoscopy segment of the

PuriCore Acquisition, which had a lower gross profit as a percentage of net sales.  Excluding the impact of acquisition accounting charges, gross profit as a percentage of net sales in fiscals 2015 and 2014 were 45.2% and 43.6%, respectively.

We cannot provide assurances that our gross profit percentage will not be adversely affected in the future (i) by uncertainties associated with our product mix, (ii) by price competition, (iii) the market shift from reusable to single-use dialyzers in our Dialysis segment as further explained elsewhere in this MD&A, or (iv) if raw materials and distribution costs increase and we are unable to implement offsetting price increases.

Operating Expenses

Selling expenses increased by $14,268,000, or 21.5%, to $80,787,000 in fiscal 2015 from $66,519,000 in fiscal 2014 primarily due to (i) increased sales and marketing initiatives to expand into new markets, including international markets, and gain or maintain market share by hiring and training additional sales and marketing personnel and increasing travel budgets in our Endoscopy and Water Purification and Filtration segments and to a lesser extent, our Healthcare Disposables segment, (ii) the inclusion of selling and marketing expenses of DentaPure, PWS, IMS and PuriCore in fiscal 2015, (iii) higher commission expense principally in our Endoscopy segment as a result of higher sales and (iv) increases in annual salaries.

Selling expenses as a percentage of net sales were 14.3% in fiscal 2015 compared with 13.6% in fiscal 2014.

General and administrative expenses increased by $12,858,000, or 19.8%, to $77,897,000 in fiscal 2015 from $65,039,000 in fiscal 2014 primarily due to (i) the inclusion of general and administrative expenses of DentaPure, PWS and IMS for the portion of fiscal 2015 subsequent to their acquisition dates, (ii) the inclusion of general and administrative expenses of Jet Prep, Sterilator and PuriCore for the portion of fiscal 2014 subsequent to their fiscal 2014 acquisition dates compared with twelve months of such expenses in fiscal 2015, (iii) an increase of $2,624,000 in intangible amortization as a result of acquisitions, (iv) an increase of $1,308,000 in acquisition related charges primarily in our Endoscopy segment, (v) a $1,287,000 asset impairment charge in fiscal 2015 relating to an acquired license in our Endoscopy segment, and (vi) increases in annual salaries and incentive compensation including stock-based compensation. These items were partially offset by a favorable net change of $2,804,000 in fiscal 2015 compared with fiscal 2014 for fair value adjustments of contingent liabilities primarily associated with the Jet Prep Acquisition in our Endoscopy segment, as further described elsewhere in this MD&A and in Notes 3 and 6 to the Consolidated Financial Statements, as well as fiscal 2014 costs associated with the retirement of our Chief Financial Officer. Excluding (i) current and prior year amortization expense, (ii) current and prior year significant acquisition related items such as transaction and integration charges and fair value adjustments, (iii) the current year impairment of an acquired license, and (iv) prior year costs associated with the retirement of our Chief Financial Officer, as further described within Non-GAAP Financial Measures elsewhere in this MD&A, general and administrative expenses increased by $11,087,000, or 21.1%, to $63,747,000 in fiscal 2015 from $52,660,000 in fiscal 2014.

General and administrative expenses as a percentage of net sales were 13.8% in fiscal 2015 compared with 13.3% in fiscal 2014.

Research and development expenses (which include continuing engineering costs) increased by $3,209,000, or 29.7%, to $14,022,000 in fiscal 2015 from $10,813,000 in fiscal 2014 primarily due to additional product development initiatives primarily in our Endoscopy segment, including the inclusion of projects relating to the acquired PuriCore and IMS businesses. Since the additional product development initiatives are on-going, we expect future research and development expenses to continue to exceed amounts reported in prior years.

Research and development expense as a percentage of net sales were 2.5% and 2.2% in fiscals 2015 and 2014, respectively.

Operating Income by Segment

The following table gives information as to the amount of operating income, as well as operating income as a percentage of net sales, for each of our reporting segments.

	Year Ended July 31,
	2015		2014
	(Dollar amounts in thousands)
	Operating	% of	Operating	% of
	Income	Net sales	Income	Net sales

Endoscopy	$40,863	16.4%	$34,194	18.0%
Water Purification and Filtration	30,606	17.6%	25,750	16.1%
Healthcare Disposables	19,904	18.6%	18,720	18.4%
Dialysis	6,749	21.6%	7,547	24.4%
Other	1,118	25.7%	815	13.4%
Operating income by segment	99,240	17.6%	87,026	17.8%
General corporate expenses	(18,479)		(16,098)
Income from operations	$80,761	14.3%	$70,928	14.5%

The Endoscopy segment’s operating income increased by $6,669,000, or 19.5%, in fiscal 2015 compared with fiscal 2014 primarily due to increases in demand in the United States and internationally for our endoscopy products and services, as further explained above, and a favorable net change of $2,804,000 in general and administrative expenses relating to fair value contingent liabilities adjustments that were favorable in the current year compared to moderately unfavorable in the prior year, as further described Notes 3 and 6 to the Consolidated Financial Statements. These items were partially offset by (i) increased investment in our sales team and other selling initiatives, (ii) lower selling prices of certain endoscopy products, (iii) an increase in acquisition related charges, (iv) increased research and development expenses due to additional product development initiatives, (v) increased intangible amortization as a result of acquisitions, (vi) a $1,287,000 asset impairment charge in fiscal 2015 relating to an acquired license, and (vii) increases in annual salaries and incentive compensation. Excluding the fair value adjustments, acquisition related charges and the asset impairment stated above and further described within Non-GAAP Financial Measures elsewhere in this MD&A, the Endoscopy segment’s operating income increased by $7,922,000, or 22.5% in fiscal 2015 compared with fiscal 2014.

The Water Purification and Filtration segment’s operating income increased by $4,856,000, or 18.9%, in fiscal 2015 compared with fiscal 2014 primarily as a result of higher sales and improved gross profit percentage, as further explained above, partially offset by increases in annual salaries and the hiring of additional sales personnel, which is expected to continue to increase through fiscal 2016.

The Healthcare Disposables segment’s operating income increased by $1,184,000, or 6.3% in fiscal 2015 compared with fiscal 2014 primarily due to an increase in net sales, as further explained above, partially offset by (i) an increase of $280,000 of acquisition related charges primarily relating to the fair value adjustment of DentaPure’s inventory, (ii) the hiring of additional sales personnel, and (iii) annual salary raises. Excluding acquisition related charges further described within Non-GAAP Financial Measures elsewhere in this MD&A, the Healthcare Disposables segment’s operating income increased by $1,464,000, or 7.8% in fiscal 2015 compared with fiscal 2014.

The Dialysis segment’s operating income decreased by $798,000, or 10.6%, in fiscal 2015 compared with fiscal 2014 primarily due to a decrease in demand for our sterilant product and RENATRON® dialyzer reprocessing equipment, partially offset by an increase in demand for our low margin concentrate product. In recent years, sales in our Dialysis segment have been adversely impacted by the decrease in demand for our sterilants and RENATRON® reprocessing equipment principally due to the shift from reusable to single-use dialyzers as a result of the declining cost of single-use dialyzers, the ease of using a dialyzer one time, and the commitment of Fresenius Medical Care, the largest dialysis provider chain in the United States and a manufacturer of single-use dialyzers, to convert dialysis clinics performing reuse to single-use facilities. In addition, DaVita, a customer who accounted for approximately 28% of net sales in this segment, has been evaluating the economics and other factors associated with single-use versus reuse on a regional basis. This evaluation has resulted in the conversion by DaVita of certain clinics from reuse to single-use and in many cases the opening of new clinics as single-use clinics. Based on discussions with customers, we expect the downward trend in re-

use dialyzers in the United States will continue and likely accelerate during fiscal 2016 and thereafter. A substantial decrease in the market for reprocessing products is likely to result in a significant loss of net sales and a lower level of profitability and operating cash flow in this segment in the future as well as potential future impairments of long-lived assets. Such reduction would also adversely affect our consolidated results of operations. See “Risk Factors” elsewhere in this form 10-K.

The operating income of our Specialty Packaging business, which was reported in the Other reporting segment and divested on April 7, 2015, as further described elsewhere in this MD&A and in Note 19 to the Consolidated Financial Statements, increased by $303,000 for the portion of fiscal 2015 prior to its divestiture compared with fiscal 2014 primarily due to an increase in demand for our specialty packaging products resulting from the Ebola virus as well as recording foreign exchange gains associated with translating certain United States dollar denominated assets into our subsidiary’s functional currency, the Canadian dollar.

General corporate expenses relate to unallocated corporate costs primarily related to executive management personnel, costs associated with certain facets of our acquisition program and being a publicly traded company. Such expenses increased by $2,381,000, or 14.8%, in fiscal 2015 compared with fiscal 2014 primarily due to (i) the addition of internal and external resources to address various growth initiatives and compliance requirements, (ii) costs associated with the retirement of our Chief Financial Officer and recruiting of executive personnel, (iii) increases in costs associated with our acquisition program, and (iv) increases in annual salaries and stock-based compensation.

Interest

Interest expense increased by $52,000 to $2,432,000 from $2,380,000 in fiscal 2015, compared with fiscal 2014, as a result of an increase in the average outstanding borrowings due to the funding of acquisitions, partially offset by the recording of an $113,000 charge in fiscal 2014 for the ineffective hedge on our term credit facility and an $84,000 charge in fiscal 2014 to expense the remaining debt issuance costs on our term credit facility, as further explained in Note 5 to the Consolidated Financial Statements.

Interest income increased by $5,000 to $68,000 in fiscal 2015 from $63,000 in fiscal 2014.

Loss on Sale of Business

In fiscal 2015, we conducted a strategic review of our Specialty Packaging business and evaluated its potential value in the marketplace relative to the business’s historic and expected returns and concluded that the business was not part of our core strategy and could return a higher value to stockholders by its divestiture. Accordingly, our Specialty Packaging business (reported in the Other reporting segment) was classified as held-for-sale within our Condensed Consolidated Balance Sheet beginning October 31, 2014. Since the operating results of the Specialty Packaging segment, as shown in Note 18 to the Consolidated Financial Statements, were not significant in relation to our overall consolidated operating results, the lack of operating results from this business due to its divestiture will not have a major effect on our operations and financial results, and accordingly, has not been classified as a discontinued operation for any of the periods presented.

On April 7, 2015, we completed the sale of our Specialty Packaging business to a global packaging and service company by selling all the issued and outstanding stock of our Specialty Packaging subsidiary in exchange for $7,531,000 in cash proceeds, of which $660,000 is held in escrow for indemnity obligations, if any, until October 7, 2016 and is recorded in other assets in our Condensed Consolidated Balance Sheet. In addition, we incurred approximately $1,128,000 in costs associated with the disposition of this business including bonuses associated with the sale, accelerated stock-based compensation and to a lesser extent certain advisory fees. Furthermore as a result of this disposition, we recognized a foreign currency translation gain of $1,264,000 in our Condensed Consolidated Statement of Income, which was recorded in stockholders’ equity immediately preceding the disposition. Such foreign currency translation gain was a result of the monthly translation of the Specialty Packaging segment’s balance sheets beginning in 2004, when the business was acquired. In addition, due to the inability to currently deduct a capital loss and the uncertainty of utilizing a capital loss tax benefit in the future, a tax benefit was not recognized on a portion of the recorded loss on sale of the business. Overall, this transaction, including costs associated with the disposition and the recognition of a foreign currency translation gain, resulted in a $2,206,000 loss, or $0.04 in diluted earnings per share, which was recorded in loss on sale of business in our Condensed Consolidated Statements of Income for fiscal 2015. Such amount is subject to further adjustments upon finalization of a net asset value adjustment, which such estimate is currently recorded as a nominal amount, or indemnity obligations, if any.

Income Taxes

A reconciliation of the consolidated effective income tax rate for fiscals 2015 and 2014 is as follows:

Consolidated
Effective
Income Tax Rate
Fiscal 2014	36.9%
Differential attributable to:
International operations	1.2%
Loss on sale of business	1.1%
Acquisition related items, net	-2.3%
Other	0.2%
Fiscal 2015	37.1%

The consolidated effective tax rate in fiscal 2015 was adversely affected by initial operating losses of our international operations located in lower tax rate jurisdictions, as well as the $2,206,000 loss on sale of our Specialty Packaging business, as further described elsewhere in this MD&A and in Note 19 to the Consolidated Financial Statements.  Due to the inability to currently deduct a capital loss and the uncertainty of utilizing a capital loss tax benefit in the future, a tax benefit was not recognized on a portion of the loss on sale of the Specialty Packaging business, thereby increasing our consolidated effective tax rate.

These unfavorable items were offset by the impact of recording acquisition related items consisting of net favorable acquisition related fair value adjustments recorded in general and administrative expenses relating to the Jet Prep Acquisition that were not tax effected due to the structure of the acquisition, as further described elsewhere in this MD&A and in Notes 3 and 6 to the Consolidated Financial Statements, partially offset by non-deductible acquisition related charges.

We concluded an audit by the Internal Revenue Service for fiscal years 2013 and 2012. With respect to state or foreign income tax examinations, we are generally no longer subject to examinations for fiscal years ended prior to July 31, 2007.

Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Consolidated Statements of Income:

	Year Ended July 31,
	2015	2014

Cost of sales	$270,000	$337,000
Operating expenses:
Selling	608,000	665,000
General and administrative	4,897,000	4,339,000
Research and development	92,000	68,000
Total operating expenses	5,597,000	5,072,000
Stock-based compensation before income taxes	5,867,000	5,409,000
Income tax benefits	(2,026,000)	(1,909,000)
Total stock-based compensation expense, net of tax	$3,841,000	$3,500,000

The above stock-based compensation expense before income taxes was recorded in the Consolidated Financial Statements as stock-based compensation expense and an increase to additional paid-in capital. The related income tax benefits were recorded as either an increase to current deferred income tax assets or long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) and a reduction to income tax expense. All of our stock options and stock awards (which consist only of restricted shares) are expected to be deductible for tax purposes, except for certain options and restricted shares granted to employees residing outside of the United States, and were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant.

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

All of our stock options and stock awards are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis over the vesting period, reduced by estimated forfeitures. At July 31, 2015, total unrecognized stock-based compensation expense, before income taxes, related to total nonvested stock options and stock awards was $7,491,000 with a remaining weighted average period of 17 months over which such expense is expected to be recognized. Most of our nonvested awards relate to stock awards.

If certain criteria are met when options are exercised or restricted stock becomes vested, we are allowed a deduction on its United States income tax return. Accordingly, we account for the income tax effect on such income tax deductions as a reduction of previously recorded deferred income tax assets and as a reduction of income taxes payable in the year of the deduction. Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the tax benefit on stock compensation expense which was determined based upon the award’s fair value at the time the award was granted. The differences noted above between actual tax deductions and the previously recorded deferred income tax assets are recorded as additional paid-in capital. In fiscal 2015 and 2014, income tax deductions of $5,317,000 and $5,905,000, respectively, were generated and increased additional paid-in capital by $3,168,000 and $4,391,000, respectively. We classify the cash flows resulting from excess tax benefits as financing cash flows in our Consolidated Statements of Cash Flows.

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

Net sales of endoscopy products and services increased by $30,123,000, or 18.8%, in fiscal 2014 compared with fiscal 2013 primarily due to increases in demand in the United States and internationally for (i) our disinfectants, service, equipment accessories and filters due to the increase in the installed base of endoscope reprocessing equipment, (ii) our valves, kits and tubing procedure products (disposable infection control products used in gastrointestinal endoscopy procedures), and (iii) our endoscope reprocessing equipment. We expect sales of disinfectants, service, equipment accessories and filters, most of which carry higher margins, to continue to benefit as we increase the installed base of endoscope reprocessing equipment. Additionally, the increase was attributable to a higher percentage of customers reimbursing us for freight costs on sales of disinfectants and the inclusion of one month of net sales of $1,607,000 generated in the United Kingdom as a result of acquiring PuriCore on June 30, 2014. These increases were partially offset by overall lower selling prices principally related to procedure products as a result of our strategic growth plan as well as increased competition.

Net sales of water purification and filtration products and services increased by $25,309,000, or 18.9%, in fiscal 2014 compared with fiscal 2013 primarily due to (i) increased demand for our water purification capital equipment, consumables and service in the dialysis industry mainly attributable to the increased overall demand driven by both the growing number of dialysis patients and clinics in the United States, as well as our new product introductions such as our heat sanitized water purification systems, which have higher average selling prices than the systems with the traditional non-heated sanitization technology, and the Siemens Water Acquisition, (ii) price increases on certain water purification and filtration products, which were implemented to partially offset increasing costs, and (iii) increased demand for our water purification equipment used for commercial and industrial (large capital) applications. These increases were partially offset by a decrease in sales volume of our hemoconcentrator products (filter devices used to concentrate red blood cells and remove excess fluid from the bloodstream during open-heart surgery) in fiscal 2014 due to elevated demand in the prior year as a result of a market shortage of these filters due to damage done from an earthquake to the manufacturing facilities of a large competitor, which were subsequently repaired.

Net sales of healthcare disposables products increased by $10,905,000, or 12.0%, in fiscal 2014 compared with fiscal 2013 principally due to (i) the inclusion of only nine months of net sales of the SPS Business in fiscal 2013 as a result of acquiring SPS Medical on November 1, 2012, (ii) increases in customer demand in the United States for our face masks and sterility assurance products, (iii) a new product introduction of an ortho-phthalaldehyde (OPA)-based high-level disinfectant that can be used for manual soak applications for the reprocessing of semi-critical devices, and (iv) price increases on certain healthcare disposables products, which were implemented to partially offset increased costs.

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

Operating Expenses

Selling expenses increased by $8,733,000, or 15.1%, to $66,519,000 in fiscal 2014 from $57,786,000 in fiscal 2013 primarily due to (i) increased sales and marketing initiatives to expand into new markets, including international markets, and gain or maintain market share by hiring and training additional sales and marketing personnel and increasing travel budgets primarily in our Endoscopy segment and to a lesser extent our Water Purification and Filtration and Healthcare Disposables segments, (ii)

increases in annual salaries and  incentive compensation including stock-based compensation, (iii) higher commission expense principally in our Endoscopy segment as a result of higher sales, and (iv) the inclusion of only nine months of selling and marketing expenses of the SPS Business in fiscal 2013 as a result of acquiring SPS Medical on November 1, 2012.

Selling expenses as a percentage of net sales were 13.6% for both fiscals 2014 and 2013.

General and administrative expenses increased by $11,857,000, or 22.3%, to $65,039,000 in fiscal 2014 from $53,182,000 in fiscal 2013 primarily due to (i) an unfavorable net change of $2,711,000 in fiscal 2014 compared with fiscal 2013 of fair value adjustments of contingent consideration, a price floor financial instrument and an assumed contingent liability recorded in general and administrative expenses in our Endoscopy segment as fiscal 2014 had a net adverse fair value change of $219,000 and fiscal 2013 had a favorable fair value change of $2,492,000, as further described in Note 6 to the Consolidated Financial Statements, (ii) hiring additional personnel as part of our strategic growth initiative as well as to address new compliance requirements, (iii) increases in annual salaries and stock-based compensation, (iv) the inclusion of only nine months of general and administrative expenses of the SPS Business in fiscal 2013 as a result of acquiring SPS Medical on November 1, 2012, (v) an increase of $854,000 in costs associated with our acquisition program in fiscal 2014, (vi) costs associated with the retirement of our Chief Financial Officer, (vii) an increase of $580,000 in intangible amortization as a result of acquisitions, and (viii) the inclusion of general and administrative expenses of PuriCore, Sterilator and Jet Prep for the periods subsequent to their acquisition dates.

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

	Year Ended July 31,
	2014		2013
	(Dollar amounts in thousands)
	Operating	% of	Operating	% of
	Income	Net sales	Income	Net sales

Endoscopy	$34,194	18.0%	$32,361	20.2%
Water Purification and Filtration	25,750	16.1%	16,381	12.2%
Healthcare Disposables	18,720	18.4%	17,576	19.3%
Dialysis	7,547	24.4%	8,705	26.3%
Other	815	13.4%	857	13.3%
Operating income by segment	87,026	17.8%	75,880	17.9%
General corporate expenses	(16,098)		(12,692)
Income from operations	$70,928	14.5%	$63,188	14.9%

The Endoscopy segment’s operating income increased by $1,833,000, or 5.7%, in fiscal 2014 compared with fiscal 2013 primarily due to higher sales and improved gross profit percentage principally due to a shift of product mix to higher margin products, as further explained above, and the prior year inclusion of severance related charges in fiscal 2013 as part of the prior year cost reduction initiatives. These items were partially offset by (i) unfavorable net changes of $2,711,000 of fair value adjustments of contingent consideration, a price floor financial instrument and an assumed contingent liability recorded in general and administrative expenses in our Endoscopy segment as the majority of these fair value adjustments were more favorable in the prior year, as further described in Note 6 to the Consolidated Financial Statements, (ii) lower selling prices of certain endoscopy products, (iii) the recording of medical device excise taxes in cost of sales beginning in January 2013, (iv) increased investment in our sales team and other selling initiatives, (v) an increase in costs associated with our acquisition program, (vi) the inclusion of the initial operating expenses relating to the November 5, 2013 acquisition of Jet Prep with no corresponding sales since the commercialization of the product is in the beginning phase, and (vii) increases in annual salaries and incentive compensation including stock-based compensation.

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

The Healthcare Disposables segment’s operating income increased by $1,144,000, or 6.5%, in fiscal 2014 compared with fiscal 2013 primarily due to the inclusion of only nine months of operating results of the SPS Business in fiscal 2013 as a result of acquiring the SPS Business on November 1, 2012, improved sales as explained above, and the prior year inclusion of a $177,000 one-time acquisition accounting charge recorded in fiscal 2013 relating to the acquired inventory in the SPS Acquisition. These items were partially offset by (i) the inclusion of an excise tax on qualified U.S. medical device sales beginning January 2013, (ii) increases in annual salaries and stock-based compensation, (iii) the hiring of additional personnel, and (iv) an increase in marketing and advertising expense.

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

General corporate expenses increased by $3,406,000, or 26.8%, in fiscal 2014 compared with fiscal 2013. General corporate expenses relate to certain unallocated corporate costs primarily related to executive management personnel, being a publicly traded company and executing various corporate initiatives. The increase in such costs in fiscal 2014 compared with fiscal 2013 is primarily due to (i) the addition of internal and external resources to address various growth initiatives and new compliance requirements, (ii) increases in annual salaries and incentive compensation including stock-based compensation, (iii) costs associated with the retirement of our Chief Financial Officer, and (iv) increases in costs associated with our acquisition program.

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

In fiscals 2014 and 2013, approximately 2.0% and 4.0%, respectively, of our income before income taxes was generated from our international operations, which include Canada, Singapore, the Netherlands, Israel and the United Kingdom. Collectively, these operations had an overall effective tax rate of 47.7% and 4.7% in fiscals 2014 and 2013, respectively, but on a low level of pre-tax income. All of these locations have lower statutory income tax rates compared to the United States. However, our fiscal 2014 effective tax rate was adversely affected by (i) certain acquisition costs that are not tax deductible in certain foreign countries and (ii) the initial operating losses in our newly acquired Jet Prep entity for which no corresponding tax benefit was recorded since the commercialization of the product was in the beginning phase. The low effective tax rate in fiscal 2013 was the result of the recording of a tax benefit in fiscal 2013 due to removing a valuation allowance on our net operating loss carryforwards (“NOLs”) in the Netherlands as a result of the simultaneous finalization in March 2013 of an IRS examination in the United States and a Dutch tax authority examination in the Netherlands.

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

Non-GAAP Financial Measures

In evaluating our operating performance, we supplement the reporting of our financial information determined under accounting principles generally accepted in the United States (“GAAP”) with certain internally derived non-GAAP financial measures, namely adjusted net income and adjusted diluted earnings per share (“EPS”). These non-GAAP financial measures are indicators of the Company’s performance that is not required by, or presented in accordance with, GAAP. They are presented with the intent of providing greater transparency to financial information used by us in our financial analysis and operational decision-making. We believe that these non-GAAP measures provide meaningful information to assist investors, shareholders and other readers of our Consolidated Financial Statements in making comparisons to our historical operating results and analyzing the underlying performance of our results of operations. These non-GAAP financial measures are not intended to be, and should not be, considered separately from, or as an alternative to, the most directly comparable GAAP financial measures.

We define adjusted net income and adjusted diluted EPS as net income and diluted EPS, respectively, adjusted to exclude amortization, acquisition related items, significant reorganization and restructuring charges, major tax events and other significant items management deems atypical or non-operating in nature.

In fiscal 2015, we made adjustments to net income and diluted EPS to exclude (i) amortization expense, (ii) significant acquisition related items impacting current operating performance including transaction and integration charges and ongoing fair value adjustments, (iii) the loss on sale of our Specialty Packaging business and (iv) the impairment of an acquired license to arrive at our non-GAAP financial measures, adjusted net income and adjusted EPS.

In fiscal 2014, we made adjustments to net income and diluted EPS to exclude (i) amortization expense, (ii) significant acquisition related items impacting current operating performance primarily relating to transaction charges and ongoing fair value adjustments, and (iii) costs associated with the retirement of our Chief Financial Officer to arrive at our non-GAAP financial measures.

In fiscal 2013, we made adjustments to net income and diluted EPS to exclude (i) amortization expense, (ii) significant acquisition related items impacting current operating performance primarily relating to transaction charges and ongoing fair value adjustments, and (iii) atypical severance and recruiting costs to arrive at our non-GAAP financial measures.

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

Acquisition related items in fiscals 2015 and 2014 consist of (i) fair value adjustments to contingent consideration and other contingent liabilities resulting from acquisitions and (ii) due diligence, integration, legal fees and other transaction costs associated with specific acquisitions. Additionally, acquisition related items in fiscal 2015 included (i) acquisition accounting charges for the amortization of the initial fair value adjustments of acquired inventory and deferred revenue and (ii) foreign currency losses relating to the funding of an international acquisition. The adjustments of contingent consideration and other contingent liabilities are periodic adjustments to record such amounts at fair value at each balance sheet date. Given the subjective nature of the assumptions used in the determination of fair value calculations, fair value adjustments may potentially cause significant earnings volatility that are not representative of our operating results. Similarly, due diligence, integration, legal and other acquisition costs associated with specific acquisitions, including acquisition accounting charges relating to recording acquired inventory and deferred revenue at fair market value, can be significant and also adversely impact our effective tax rate as certain costs are often not tax-deductible. Since all of these acquisition related items are atypical and often mask underlying operating performance, we excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to past operating performance.

On April 7, 2015, we completed the sale of our Specialty Packaging business to a global packaging and service company, as further described elsewhere in this MD&A and in Note 19 to the Consolidated Financial Statements. Overall, this transaction, including costs associated with the disposition and the recognition of a foreign currency translation gain, resulted in a $2,206,000 loss, or $0.04 in diluted earnings per share, which was recorded in loss on sale of business in our Consolidated Statements of Income. Since the divestiture of a business is atypical and non-operating in nature and the loss on sale masks our underlying operating performance, we excluded the loss on sale of business for purposes of calculating these non-GAAP financial measures.

In September 2013, we acquired a license from a third party granting us the exclusive right to manufacture, commercialize, distribute and sell an endoscopy product in its beginning stage of commercialization in exchange for a series of payments, which totaled $1,000,000 by our second quarter of fiscal 2015 and was recorded in other assets in our Consolidated Balance Sheets. We evaluated this long-lived asset in fiscal 2015 for potential impairment and determined that the future use of this acquired license was unlikely based on a recent product analysis. Accordingly, we deemed the acquired license, together with related fixed assets of $287,000 to be fully impaired and recorded a loss of $1,287,000 during fiscal 2015, which was recorded in general and administrative expenses and as reductions in other assets and property and equipment in the Consolidated Financial Statements. Since the acquisition of the license and subsequent impairment were outside our standard endoscopy business operations, we excluded the impairment of the acquired license for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to past operating performance.

The reconciliations of net income to adjusted net income were calculated as follows:

	July 31,
(Amounts in Thousands)	2015	2014	2013

Net income, as reported	$47,953	$43,265	$39,239
Intangible amortization (1)	13,265	10,641	10,061
Acquisition related items (2)	1,579	1,150	(1,449)
Severance and recruiting (3)	—	—	778
CFO retirement costs (1)	—	589	—
Loss on sale of business	2,206	—	—
Impairment of acquired license (1)	1,287	—	—
Income tax benefit on above adjustments	(6,251)	(4,261)	(3,271)
Adjusted net income	$60,039	$51,384	$45,358

(1)         Amounts are recorded in general and administrative expenses.

(2)         In fiscal 2015, acquisition related items of $1,981,000 and ($402,000) were recorded in cost of sales and general administrative expenses, respectively. In fiscal 2014, all acquisition related items were recorded in general and administrative expenses. In fiscal 2013, acquisition related items of $366,000 and ($1,815,000) were recorded in cost of sales and general administrative expenses, respectively.

(3)         In fiscal 2013, severance and recruiting expense of $417,000 and $361,000 were recorded in cost of sales and general administrative expenses, respectively.

The reconciliations of diluted EPS to adjusted diluted EPS were calculated as follows:

	July 31,
	2015	2014		2013

Diluted EPS, as reported	$1.15	$1.04		$0.95
Intangible amortization, net of tax	0.21	0.16		0.16
Acquistion related items, net of tax	0.02	0.02		(0.02)
Severance and recruiting, net of tax	—	—		0.01
CFO retirement costs, net of tax	—	0.01		—
Loss on sale of business, net of tax	0.04	—		—
Impairment of acquired license, net of tax	0.02	—		—
Adjusted diluted EPS	$1.44	$1.24	(1)	$1.10

(1)         The summation of each diluted EPS does not equal the adjusted diluted EPS due to rounding.

Liquidity and Capital Resources

Working Capital

At July 31, 2015, our working capital was $117,737,000, compared with $97,410,000 at July 31, 2014. The increase was primarily due to the impact of the acquisitions of IMS, PWS and DentaPure as well as the sale of our Specialty Packaging business, as further explained elsewhere in this MD&A and in Note 19 to the Consolidated Financial Statements.

Cash Flows from Operating, Investing and Financing Activities

The following table shows significant components of our cash flows for fiscals 2015, 2014 and 2013.

	July 31,
	2015	2014	2013

Net cash provided by operating activities	$59,070	$64,272	$51,494
Net cash used in investing activities	$(52,294)	$(47,432)	$(52,046)
Net cash (used in) provided by financing activities	$(6,105)	$(18,949)	$4,424

Cash Flows from Operating Activities

Net cash provided by operating activities decreased by $5,202,000, or 8.1%, in fiscal 2015 compared with fiscal 2014 primarily due to planned strategic increases in stock levels of certain products maintained in inventory primarily in our Endoscopy segment and the repayment of liabilities acquired in conjunction with the IMS Acquisition, partially offset by the increase in net income (after adjusting for depreciation, amortization, stock-based compensation expense, loss on sale of business, impairment of assets, fair value adjustments of acquisition related liabilities and deferred income taxes).

Net cash provided by operating activities increased by $12,778,000, or 24.8%, in fiscal 2014 compared with fiscal 2013 primarily due to the increase in net income (after adjusting for depreciation, amortization, stock-based compensation expense and deferred income taxes) and the increase in accounts payable and other current liabilities due to the timing associated with payments of vendor invoices.

Cash Flows from Investing Activities

Net cash used in investing activities increased by $4,862,000, or 10.3%, in fiscal 2015 compared with fiscal 2014 primarily due to an increase in cash consideration paid for acquisitions.

Net cash used in investing activities decreased by $4,614,000, or 8.9%, in fiscal 2014 compared with fiscal 2013 primarily due to a decrease in cash consideration paid for acquisitions.

Cash Flows from Financing Activities

In fiscal 2015, net cash used in financing activities was primarily due to repayments under our credit facility, partially offset by borrowings under our revolving credit facility to fund the acquisitions of IMS, PWS and DentaPure.

In fiscal 2014, net cash used in financing activities was primarily due to repayments under our credit facilities, partially offset by borrowings under our revolving credit facility for the PuriCore Acquisition.

In fiscal 2013, net cash provided by financing activities was primarily due to borrowings under our revolving credit facility relating to the acquisitions of SPS Medical and Siemens Water Business, partially offset by repayments under our credit facilities.

Cash Dividends

In fiscal 2015, our Board of Directors approved an 11.1% increase in the semiannual cash dividend to $0.05 per share of outstanding common stock, which was paid on each of January 30, 2015 and July 31, 2015 and totaled $4,154,000.

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

Long-Term Contractual Obligations

As of July 31, 2015, aggregate annual required payments over the next five years and thereafter under our contractual obligations that have long-term components are as follows:

	Year Ended July 31,
	(Amounts in thousands)
	2016	2017	2018	2019	2020	Thereafter	Total

Maturity of the credit facility	$—	$—	$—	$78,500	$—	$—	$78,500
Expected interest payments under the credit facility (1)	1,421	1,421	1,421	828	—	—	5,091
Minimum commitments under noncancelable operating leases	4,940	3,972	2,788	2,041	2,831	977	17,549
Compensation agreements (2)	7,985	1,391	206	206	206	85	10,079
Contingent consideration (3)	—	—	135	360	492	129	1,116
Assumed contingent liability (4)	1	19	93	188	246	719	1,266
Contingent guaranteed obligation (5)	401	211	157	145	—	—	914
Deferred compensation and other	235	239	199	94	12	3	782
Total contractual obligations	$14,983	$7,253	$4,999	$82,362	$3,787	$1,913	$115,297

(1)         To fund the cash consideration paid and the costs associated with the MI Acquisition, we borrowed $83,000,000 in September 2015 under our revolving credit facility, thereby increasing the 2019 maturities of the credit facility from $78,500,000 at July 31, 2015 to $154,500,000 at September 29, 2015, net of repayments made during that period. Accordingly, the expected interest payments under the credit facility will be approximately $1,375,000 higher on an annualized basis as of September 29, 2015 as compared with July 31, 2015. The expected interest payments under our credit facility reflect an interest rate of 1.81%, which was our weighted average interest rate on outstanding borrowings at July 31, 2015.

(2)         In conjunction with the MI Acquisition on September 14, 2015, we entered into compensation agreements with six employees of the acquired business. As a result of these new agreements, the annual required payments for compensation agreements increased subsequent to July 31, 2015 by $1,134,000 and $223,000 for the years ending July 31, 2016 and 2017, respectively.

(3)         These future potential payments of contingent consideration relate to the Jet Prep Acquisition, as further explained below, and are reflected in the July 31, 2015 Consolidated Balance Sheet at its net present value of $751,000 using a discount rate of 12.6%.

(4)         These future potential payments of an assumed contingent liability relate to the Jet Prep Acquisition, as further explained below, and are reflected in the July 31, 2015 Consolidated Balance Sheet at its net present value of $1,138,000 using a discount rate of 2.5%.

(5)         These future potential payments of a contingent guaranteed obligation relate to the PuriCore Acquisition, as further explained below, and are reflected in the July 31, 2015 Consolidated Balance Sheet at its net present value of $888,000 using a discount rate of 10.1%.

Credit Facility and Interest Rate Market Risk

In March 2014, we modified our $100,000,000 senior secured revolving credit facility (the “Former Revolving Credit Facility”) and $50,000,000 senior secured term loan facility (the “Former Term Loan Facility”) by entering into a $250,000,000 Third Amended and Restated Credit Agreement dated as of March 4, 2014 (the “2014 Credit Agreement”). The 2014 Credit Agreement includes a five-year $250,000,000 senior secured revolving facility with sublimits of up to $100,000,000 for borrowings in foreign currencies, $30,000,000 for letters of credit and $10,000,000 for swing line loans (the “2014 Revolving Credit Facility”).  The Former Term Loan Facility was terminated after the outstanding balance was reassigned to the 2014 Revolving Credit Facility. Subject to the satisfaction of certain conditions precedent including the consent of the lenders, the Company may from time to time increase the 2014 Revolving Credit Facility by an aggregate amount not to exceed $100,000,000. The senior lenders include Bank of America N.A. (the lead bank and administrative agent), PNC Bank, National Association, and Wells Fargo Bank, National Association. The 2014 Credit Agreement expires on March 4, 2019. Additionally, subject to certain restrictions and conditions (i) any of our domestic or foreign subsidiaries may become borrowers and (ii) borrowings may occur in multi-currencies. Furthermore, we incurred debt issuance costs of $1,318,000 relating to the 2014 Credit Agreement which was recorded in other assets along with the remaining unamortized debt issuance costs of $512,000 relating to the Former Revolving Credit Facility. The total of these two amounts is being amortized over the life of the 2014 Credit Agreement. The remaining unamortized debt issuance costs of $84,000 relating to the Former Term Loan Facility was charged to interest expense on March 4, 2014 when the Former Term Loan Facility was terminated. At July 31, 2015, unamortized debt issuance costs recorded in other assets amounted to $1,312,000.

Borrowings under the 2014 Credit Agreement bear interest at rates ranging from 0.25% to 1.25% above the lender’s base rate, or at rates ranging from 1.25% to 2.25% above the London Interbank Offered Rate (“LIBOR”), depending upon the Company’s “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2014 Credit Agreement (“Consolidated EBITDA”). At August 31, 2015, the lender’s base rate was 3.50% and the LIBOR rates ranged from 0.19% to 0.77%. The margins applicable to our outstanding borrowings were 0.25% above the lender’s base rate or 1.25% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at August 31, 2015. The 2014 Credit Agreement also provides for fees on the unused portion of our facility at rates ranging from 0.20% to 0.40%, depending upon our Consolidated Leverage Ratio; such rate was 0.20% at July 31, 2015.

The 2014 Credit Agreement contains affirmative and negative covenants reasonably customary for similar credit facilities and is secured by (i) substantially all assets of Cantel and its United States-based subsidiaries, (ii) a pledge by Cantel of all of the outstanding shares of its United States-based subsidiaries and 65% of the outstanding shares of certain of Cantel’s foreign-based subsidiaries, and (iii) a guaranty by Cantel’s domestic subsidiaries. We are in compliance with all financial and other covenants under the 2014 Credit Agreement.

On July 31, 2015, we had $78,500,000 of outstanding borrowings under the 2014 Credit Agreement. Subsequent to July 31, 2015, we repaid $7,000,000. In September, we borrowed $83,000,000 to fund the purchase price and transaction costs of the MI Acquisition resulting in total outstanding borrowings of $154,500,000 at September 29, 2015.

With respect to interest rate risk, since our credit facility consists of outstanding debt at prevailing market rates of interest, principally under LIBOR contracts ranging from one to twelve months, our market risk with respect to such debt is the increase in interest expense which would result from higher interest rates associated with LIBOR. Our outstanding debt of $154,500,000 at September 29, 2015 has expected annual interest payments of $2,796,000 using an effective interest rate of 1.81% as described above. Therefore, a 100 basis-point increase in average LIBOR interest rates would result in incremental interest expense of approximately $1,545,000. We monitor our interest rate risk, but presently do not utilize any interest rate derivatives that would substantially mitigate our interest rate exposure. However, all of our outstanding borrowings were under LIBOR contracts at September 29, 2015 that have expiration dates ranging from one to twelve months at fixed interest rates for the contract periods; therefore, we are substantially protected throughout the majority of fiscal 2016 from any significant exposure associated with increasing LIBOR rates, assuming we do not increase our outstanding debt. Additionally, we maintained a cash balance of $31,720,000 at July 31, 2015 which is maintained in cash or invested in low risk and low return cash equivalents such as United States money market funds with leading banking institutions. An increase in interest rates would generate additional interest income for us from these low risk cash equivalents, which would partially offset the adverse impact of the additional interest expense. Our other long-term liabilities would not be materially affected by an increase in interest rates.

Operating Leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Rent expense related to operating leases for fiscal 2015 was recorded on a straight-line basis and aggregated $6,025,000, compared with $4,409,000 and $4,147,000 for fiscals 2014 and 2013, respectively.

Contingent Consideration and Assumed Contingent Liability

In relation to the Jet Prep Acquisition, we have recorded at July 31, 2015 a $751,000 liability for the estimated fair value of contingent consideration payable to the sellers and a $1,138,000 liability for the estimated fair value of an assumed contingent obligation payable to the Israeli Government, as further described in Notes 3 and 6 to the Consolidated Financial Statements, which will be payable based on future sales of the Jet Prep Business (above a minimum threshold with respect to the contingent consideration liability). Additionally, in connection with the PuriCore Acquisition, we assumed a contingent guaranteed obligation to reimburse an endoscope service company for endoscope repair costs it incurs when servicing its customers’ endoscopes that are damaged by one of PuriCore’s discontinued endoscope reprocessing machine models, which has an estimated fair value of $888,000 at July 31, 2015, as further described in Notes 3 and 6 to the Consolidated Financial Statements. As such, the estimates of the annual required payments as well as the fair value of these contingent liabilities are subjective in nature and highly dependent on future sales projections. Additionally, since we will be continually re-measuring these liabilities at each balance sheet date and recording changes in the respective fair values through our Consolidated Statements of Income, we may potentially have significant earnings volatility in our future results of operations until the completion of the seven year period with respect to the contingent consideration liability and until the assumed contingent obligation and contingent guaranteed obligation are satisfied, or until the sales of the Jet Prep products no longer exist.

Compensation Agreements

We have previously entered into various severance contracts with executives of the Company, including our Corporate executive officers and the Chief Executive Officers of three of our subsidiaries, which define certain compensation arrangements relating to various employment termination scenarios. Additionally, we have previously entered into multi-year employment agreements with certain executive officers of businesses we have acquired.

Other Long-Term Obligations

In relation to the IMS Acquisition on November 3, 2014, we assumed an $843,000 liability to the central bank of Italy as part of funding provided by an Italian government agency, of which $187,000 and $656,000 were recorded in accrued expenses and other long-term liabilities, respectively. Such amount was a portion of the financial support obtained from the Italian government’s Ministry of Education, Universities and Research to fund research and development activity relating to IMS’s automated endoscope reprocessors. The liability is payable in semi-annual installments, bears interest at 0.25% per annum and has a maturity date of January 1, 2019. At July 31, 2015, $572,000 is outstanding, of which $162,000 is recorded in accrued expense and $410,000 is recorded in other long-term liabilities.

Additionally, other long-term obligations include deferred compensation arrangements for certain former Medivators directors and officers and is recorded in other long-term liabilities.

Financing Needs

Our operating segments generate significant cash from operations. At July 31, 2015, we had a cash balance of $31,720,000, of which $8,361,000 was held by foreign subsidiaries. Our foreign cash is needed by our foreign subsidiaries for working capital purposes as well as for current international growth initiatives. In addition to the acquisitions of IMS and MI, such international growth initiatives have included the funding of $5,332,000 from one of our foreign subsidiaries for the November 5, 2013 Jet Prep Acquisition as further described in Note 3 to the Consolidated Financial Statements. Accordingly, our foreign unremitted earnings are considered permanently reinvested and unavailable for repatriation.

We believe that our current cash position, anticipated cash flows from operations and the funds available under our 2014 Credit Agreement will be sufficient to satisfy our worldwide cash operating requirements for the foreseeable future based upon our existing operations, particularly given that we historically have not needed to borrow for working capital purposes. At September 29, 2015, $95,500,000 was available under our 2014 Credit Agreement.

Foreign Currency Market Risk

Changes in the value of the Euro, Canadian dollar, British Pound, Singapore dollar and the Chinese Renminbi against the United States dollar affect our results of operations because certain cash bank accounts, accounts receivable and liabilities of Cantel and its subsidiaries are denominated and ultimately settled in United States dollars or these foreign currencies but must be converted into each entity’s functional currency. Furthermore, the financial statements of our Italy, Netherlands, Canada, United Kingdom and China subsidiaries are translated using the accounting policies described in Note

2 to the Consolidated Financial Statements and therefore are impacted by changes in the Euro, Canadian dollar, British Pound and China Renminbi exchange rates relative to the United States dollar.

We use a sensitivity analysis to assess the market risk associated with our foreign currency transactions. Market risk is defined here as the potential change in fair value resulting from an adverse movement in foreign currency exchange rates. Overall for fiscals 2015 and 2014, a uniform 15% adverse movement in foreign currency rates would have resulted in realized losses (after tax) of approximately $1,371,000 and $2,394,000, respectively. Conversely, for fiscals 2015 and 2014, a uniform 15% favorable movement in foreign currency rates would have resulted in realized gains (after tax) of approximately $1,371,000 and $2,394,000, respectively.

For fiscal 2015, the realized losses (after tax) would have resulted primarily from (i) increases in the values of the Euro and Canadian dollar relative to the United States dollar and (ii) decreases in the values of the British Pound and Singapore dollar relative to the United States dollar due to the composition of our assets and liabilities denominated in foreign currencies and the translation of our foreign subsidiaries’ financials. For fiscal 2014, the realized losses (after tax) would have resulted from (i) an increase in the value of the Canadian dollar relative to the United States dollar and (ii) decreases in the values of the Euro and British Pound relative to the United States dollar due to the composition of our assets and liabilities denominated in foreign currencies and the translation of our foreign subsidiaries’ financials. However, the use of foreign currency forward contracts would partially offset such realized losses.

In order to hedge against the impact of fluctuations in the value of the Euro, British Pound and Singapore dollar relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Euros, British Pounds and Singapore dollars forward, which contracts are one-month in duration. These short-term contracts are designated as fair value hedge instruments. There were five foreign currency forward contracts with an aggregate value of $13,339,000 at August 31, 2015, which covered certain assets and liabilities that were denominated in currencies other than each entity’s functional currency. Such contracts expire on September 30, 2015. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets that are denominated and ultimately settled in currencies other than each entity’s functional currency. Gains and losses related to these hedging contracts to buy Euros, British Pounds and Singapore dollars forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. For fiscal 2015, such forward contracts substantially offset the impact on operations related to certain assets and liabilities that are denominated in currencies other than each entity’s functional currency. We do not currently hedge against the impact of fluctuations in the value of the Canadian dollar and Chinese Renminbi relative to the United States dollar because the overall foreign currency exposures relating to those currencies are currently not deemed significant. Additionally, we do not hedge transactions associated with the funding of international acquisitions due to the short-term nature of the foreign currency exposure.

Overall, fluctuations in the rates of currency exchange had an insignificant impact upon our net income in fiscal 2015 compared with fiscal 2014.

For purposes of translating the balance sheet at July 31, 2015 compared with July 31, 2014, the total of the foreign currency movements resulted in a foreign currency translation loss of $7,064,000 for fiscal 2015, primarily due to the increase in the value of the United States dollar relative to the Euro, Canadian dollar and British Pound, thereby decreasing stockholders’ equity. Furthermore as a result of the disposition of our Specialty Packaging business as further described elsewhere in this MD&A and in Note 19 to the Consolidated Financial Statements, we recognized a foreign currency translation gain of $1,264,000, which was recorded as a decrease in accumulated other comprehensive income in stockholders’ equity and included in the loss on sale of business in our Consolidated Statement of Income. Such foreign currency translation gain was a result of the monthly translation of the Specialty Packaging segment’s balance sheets beginning in 2004, when the business was acquired.

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

Revenue Recognition

Revenue on product sales is recognized as products are shipped to customers and title passes. The passing of title is determined based upon the FOB terms specified for each shipment. With respect to endoscopy and dialysis products, shipment terms are generally FOB origin for common carrier and when our distribution fleet is utilized (except for one large customer in dialysis whereby all products are shipped FOB destination). With respect to water purification and filtration and healthcare disposable products, shipment terms may be either FOB origin or destination. Customer acceptance for the majority of our product sales occurs at the time of delivery. With respect to a portion of water purification and filtration and endoscopy product sales, equipment is sold as part of a system for which the equipment is functionally interdependent or the customer’s purchase order specifies “ship-complete” as a condition of delivery; revenue recognition on such sales is deferred until all equipment has been delivered, or post-delivery obligations such as installation have been substantially fulfilled such that the products are deemed functional by the end-user. All shipping and handling fees invoiced to customers, such as freight, are recorded as revenue (and related costs are included within cost of sales) at the time the sale is recognized.

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

None of our sales contain right-of-return provisions. Customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a small portion of our product sales in each segment. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis, healthcare disposables, water purification and filtration and endoscopy customers, rebates are provided; such rebates, which consist primarily of volume rebates, are provided for as a reduction of sales at the time of revenue recognition and amounted to $5,597,000, $4,498,000, and $4,277,000 in fiscals 2015, 2014, and 2013, respectively. Such allowances are determined based on estimated projections of sales volume for the entire rebate periods. If it becomes known that sales volume to customers will deviate from original projections, the rebate provisions originally established would be adjusted accordingly.

Our endoscopy products and services are sold directly to hospitals and other end-users in the United States and primarily to distributors internationally except for the United Kingdom, Italy, Netherlands, Singapore, China and Germany where we sell directly to hospitals and other end-users; water purification and filtration products and services are sold directly to hospitals, dialysis clinics, pharmaceutical and biotechnology companies, laboratories, medical products and service companies and other end-users as well as through third-party distributors; the majority of our healthcare disposable products are sold to third party distributors and with respect to some of our sterility assurance products, to hospitals, surgery centers, physician and dental offices, dental schools, medical research companies, laboratories and other end-users; and the majority of our dialysis products are sold to dialysis clinics and hospitals. Sales to all of these customers follow our revenue recognition policies.

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

We first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount before proceeding to step one of the two-step quantitative goodwill impairment test, if necessary. Such qualitative factors that are assessed include evaluating a segment’s financial performance, industry and market conditions, macroeconomic conditions and specific issues that can directly affect the segment such as changes in business strategies, competition, supplier relationships, operating costs, regulatory matters, litigation and the composition of the segment’s assets due to acquisitions or other events. At July 31, 2015, because we determined through qualitative factors that the fair values of our Endoscopy, Water Purification and Filtration and Healthcare Disposables segments were unlikely to be less than the carrying value, we did not proceed to step one of the two-step quantitative goodwill impairment test for those three segments. We performed step one of the two-step quantitative goodwill impairment test for Dialysis (due to the decreasing operating results). In performing a detailed quantitative review for goodwill impairment, management uses a two-step process that begins with an estimation of the fair value of the related operating segments by using weighted fair value results of the discounted cash flow methodology, as well as the market multiple and comparable transaction methodologies, where applicable. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any.

We perform our annual impairment review for indefinite lived intangibles by first assessing qualitative factors, such as those described above, to determine whether it is more likely than not that the fair value of such assets is less than the carrying values, and if necessary, we perform a quantitative analysis comparing the current fair value of our indefinite lived intangibles assets to their carrying values. At July 31, 2015, because we determined through qualitative factors that the fair values of our indefinite lived intangible assets in our Endoscopy, Water Purification and Filtration and Healthcare Disposables segments were unlikely to be less than the carrying value, we did not perform a quantitative analysis for those assets. We performed a quantitative analysis for indefinite lived intangible assets in our Dialysis segment, for the same reasons stated above for our goodwill impairment test. With respect to amortizable intangible assets when impairment indicators are present, management would determine whether expected future non-discounted cash flows would be sufficient to recover the carrying value of the assets; if not, the carrying value of the assets would be adjusted to their fair value.

Management concluded that none of our intangible assets or goodwill was impaired as of July 31, 2015.

While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results and cash flows (which management believes to be reasonable), discount rates based on the Company’s weighted average cost of capital and appropriate benchmark peer companies. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future sales and earnings forecasts. Subsequent changes in these assumptions and estimates could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. At July 31, 2015, the fair value of all of our reporting units exceeded book value by substantial amounts, except our Dialysis segment, which had an estimated fair value that exceeded book value by 17%. We believe the most significant assumptions impacting the impairment assessment of Dialysis relate to the assumed compounded annual sales growth and future operating efficiencies included in our projections of future operating results and cash flows of this segment. If future operating results and cash flows are substantially less than our projections, future impairment charges may be recorded.

Long-Lived Assets

We evaluate the carrying value of long-lived assets including property, equipment and other assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An assessment is made to determine if the sum of the expected future non-discounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected non-discounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. With the exception of the impairment on an acquired license as further described in Note 7 to the Consolidated Financial Statements, our historical assessments of our long-lived assets have not differed significantly from the actual amounts realized. However, the determination of fair value requires us to make certain assumptions and estimates and is highly subjective. On July 31, 2015, management concluded that no other events or changes in circumstances have occurred that would indicate that the carrying amount of our long-lived assets may not be recoverable.

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

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities also include items recorded in conjunction with the purchase accounting for business acquisitions as well as net operating loss carryforwards. We regularly review our deferred tax assets for recoverability and establish a valuation allowance, if necessary, based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets, as adjusted for valuation allowances, will be realized. Additionally, deferred tax liabilities are regularly reviewed to confirm that such amounts are appropriately stated. A review of our deferred tax items considers known future changes in various income tax rates, principally in the United States. If income tax rates were to change in the future, particularly in the United States and to a lesser extent Canada, the United Kingdom and Italy, our items of deferred tax could be materially affected. All of such evaluations require significant management judgments.

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

Medical Device Taxes

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 imposes significant taxes on medical device makers in the form of an excise tax on certain U.S. medical device sales that began in January 2013. A significant portion of our sales are considered medical device sales under this new legislation. We calculate medical device excise taxes based on the latest available regulations and IRS notices and recognize the excise taxes in cost of sales at the time the medical device revenue is recognized in our Condensed Consolidated Statements of Income. In fiscal 2015 and 2014, we recorded excise taxes of $4,369,000 and $3,872,000, respectively, in cost of sales. The regulations regarding the calculations of the medical device taxes are complex and certain aspects can be subject to interpretation causing the IRS to issue notices clarifying various aspects of these taxes. Although we have made all reasonable efforts to record accurate excise taxes, the determination of the tax requires us to make certain assumptions and estimates. Actual taxes for the period could differ from original estimates requiring adjustments to our Condensed Consolidated Financial Statements.

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

The information required by this item is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and is incorporated herein by reference.

Item 8.                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Index to Consolidated Financial Statements, which is Item 15(a), and the Consolidated Financial Statements and schedule included in this Report.

Item 9.                                                         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

Item 9A.                CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports is (i) recorded, processed, summarized and reported within the time periods specified by the SEC and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

We, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of our internal controls over financial reporting based on the framework and criteria established in “Internal Control — Integrated Framework (2013 framework),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that our internal control over financial reporting was effective as of July 31, 2015.

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

On November 3, 2014 we acquired IMS, as more fully described in Note 3 to the Consolidated Financial Statements. The IMS Business is included in our 2015 consolidated financial statements and constituted 5% of both total assets and net assets, respectively, as of July 31, 2014 and less than 1% of revenues and net income for the year then ended. During the initial transition period following the acquisition, we enhanced our internal control process to ensure that all financial information related to this acquisition was properly reflected in our Consolidated Financial Statements. However, since the IMS Business was acquired on November 3, 2014, a complete integration of the internal controls relating to the acquired businesses was not practical for purposes of inclusion in our evaluation of the effectiveness of our internal controls over financial reporting. We expect that all aspects of the IMS Business will be fully integrated into our existing internal control structure in fiscal 2016.

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cantel Medical Corp.

We have audited Cantel Medical Corp.’s internal control over financial reporting as of July 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Cantel Medical Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the operations of Cantel Medical (Italy) S.r.l. (formerly known as International Medical Service S.r.l), which are included in the 2015 consolidated financial statements of Cantel Medical Corp. and constituted 5% of both total and net assets, respectively, as of July 31, 2015 and less than 1% of revenues and net income for the year then ended. Our audit of internal control over financial reporting of Cantel Medical Corp. also did not include an evaluation of the internal control over financial reporting of the Cantel Medical (Italy) S.r.l. operations.

In our opinion, Cantel Medical Corp. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cantel Medical Corp. as of July 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2015 of Cantel Medical Corp. and our report dated September 29, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey

September 29, 2015

Item 9B.                OTHER INFORMATION.

None.

PART III

Item 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required to be disclosed by this Item with respect to our executive officers is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Executive Officers of Cantel” contained in our definitive proxy statement for our 2015 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about our board of directors is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Election of Directors” contained in our definitive proxy statement for our 2015 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about the Section 16(a) compliance of our directors and executive officers is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for our 2015 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about the audit committee of our board of directors, our audit committee financial expert, and other board of directors and corporate governance matters is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Board Matters; Committees” and “Corporate Governance Matters” contained in our definitive proxy statement related to our 2015 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year.

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

Item 11.                 EXECUTIVE COMPENSATION.

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Board Matters; Committees,” “Compensation Committee Report” and “Executive Compensation” contained in our definitive proxy statement for our 2015 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth certain information as of July 31, 2015 with respect to our equity compensation plans under which our securities may be issued:

	Number of securities		Number of securities remaining
	to be issued	Weighted-average	available for future issuance
	upon exercise of	exercise price of	under compensation plans
	outstanding options	outstanding options	(excluding securities reflected in (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	107,500	$25.73	872,899	(1)
Equity compensation plans not approved by security holders	—	$—	—
Total	107,500	$25.73	872,899	(1)

(1) Consists solely of 361,810 stock option and SARs awards and 511,089 restricted stock and performance awards available for grant under the Plan.

Other Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Security Ownership of Principal Stockholders and Management” contained in our definitive proxy statement for our 2015 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year.

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Corporate Governance,” “Election of Directors,” and “Board Matters; Committees” contained in our definitive proxy statement for our 2015 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year.

Item 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES.

This information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” contained in our definitive proxy statement for our 2015 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year.

PART IV

Item 15.                  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)           The following documents are filed as part of this Annual Report on Form 10-K for the fiscal year ended July 31, 2015.

1.           Consolidated Financial Statements:

(i)            Report of Independent Registered Public Accounting Firm.

(ii)           Consolidated Balance Sheets as of July 31, 2015 and 2014.

(iii)          Consolidated Statements of Income for the years ended July 31, 2015, 2014 and 2013.

(iv)          Consolidated Statements of Comprehensive Income for the years ended July 31, 2015, 2014 and 2013.

(v)           Consolidated Statements of Changes in Stockholders’ Equity for the years ended July 31, 2015, 2014 and 2013.

(vi)          Consolidated Statements of Cash Flows for the years ended July 31, 2015, 2014 and 2013.

(vii)         Notes to Consolidated Financial Statements.

2.           Consolidated Financial Statement Schedules:

(i)            Schedule II - Valuation and Qualifying Accounts for the years ended July 31, 2015, 2014 and 2013.

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

3(m) - Certificate of Amendment of Certificate of Incorporation of Registrant, filed on December 22, 2005. (Incorporated herein by reference to Exhibit 3(m) to Registrant’s 2006 Annual Report on Form 10-K.)

3(n) — Certificate of Amendment of Certificate of Incorporation of Registrant filed on January 14, 2013. (Incorporated herein by reference to Exhibit 3(n) to Registrant’s 2013 Annual Report on Form 10-K.)

3(o) - Registrant’s By-Laws, as amended through November 1, 2013. (Incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on November 7, 2013.)

10(a) - 2006 Equity Incentive Plan, as amended. (Incorporated herein by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2013.)

10(b) - Form of Stock Option Agreement for option grants to directors and executive officers, as amended, under Registrant’s 2006 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on October 27, 2011 [the “October 2011 8-K”].)

10(c) - Form of Restricted Stock Agreement under Registrant’s 2006 Equity Incentive Plan for grants to executive officers. (Incorporated herein by reference to Exhibit 10.5 to Registrant’s October 2011 8-K.)

10(d) - Form of Restricted Stock Agreement under Registrant’s 2006 Equity Incentive Plan for grants to directors. (Incorporated herein by reference to Exhibit 10.6 to Registrant’s October 2011 8-K.)

10(e) - Third Amended and Restated Credit Agreement dated as of March 4, 2014 among Registrant, Bank of America N.A., PNC Bank, National Association, and Wells Fargo Bank, National Association (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 10, 2014.)

10(f) - Amended and Restated Executive Severance Agreement dated as of November 17, 2014 between Registrant and Andrew A. Krakauer (Incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 19, 2014 [the “November 2014 8-K”].)

10(g) - Amended and Restated Executive Severance Agreement dated as of November 17, 2014 between Registrant and Jorgen B. Hansen. (Incorporated herein by reference to Exhibit 10.2 of Registrant’s November 2014 8-K.)

10(h) - Amended and Restated Executive Severance Agreement dated as of November 17, 2014 between Registrant and Eric W. Nodiff (Incorporated herein by reference to Exhibit 10.3 of Registrant’s November 2014 8-K.)

10(i) - Executive Severance Agreement dated as of March 23, 2015 between Registrant and Peter Clifford (Incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on March 25, 2015 [the “March 2015 8-K”].)

10(j) - Confidentiality and Non-Competition Agreement dated as of January 1, 2010 between Registrant and Andrew A. Krakauer (Incorporated herein by reference to Exhibit 10.6 of Registrant’s Current Report on Form 8-K filed on February 12, 2010 [the “February 2010 8-K”].)

10(k) - Confidentiality and Non-Competition Agreement dated as of November 15, 2012 between Registrant and Jorgen B. Hansen (Incorporated herein by reference to Exhibit 10(m) of Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012.)

10(l) - Confidentiality and Non-Competition Agreement dated as of January 1, 2010 between Registrant and Eric W. Nodiff (Incorporated herein by reference to Exhibit 10.9 of Registrant’s February 2010 8-K.)

10(m) - Confidentiality and Non-Competition Agreement dated as of March 23, 2015 between Registrant and Peter Clifford (Incorporated herein by reference to Exhibit 10.2 of Registrant’s March 2015 8-K.)

10(n) — Letter Agreement between Registrant and Craig A. Sheldon dated as of April 15, 2014 (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on April 17, 2014.)

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

101         The following materials from Cantel Medical Corp.’s Form 10-K for the fiscal year ended July 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at July 31, 2015 and 2014, (ii) Consolidated Statements of Income for each of the three years in the period ended July 31, 2015, (iii) Consolidated Statements of Comprehensive Income for each of the three years in the period ended July 31, 2015, (iv) Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended July 31, 2015, (v) Consolidated Statements of Cash Flows for each of the three years in the period ended July 31, 2015 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANTEL MEDICAL CORP.

Date: September 29, 2015	By:	/s/ Andrew A. Krakauer
Andrew A. Krakauer, Chief Executive
Officer (Principal Executive Officer)

	By:	/s/ Peter G. Clifford
Peter G. Clifford, Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Steven C. Anaya
Steven C. Anaya, Senior Vice President and Chief
Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Charles M. Diker	Date:	September 29, 2015
Charles M. Diker, a Director and Chairman of the Board

/s/ George L. Fotiades	Date:	September 29, 2015
George L. Fotiades, a Director
and Vice Chairman of the Board

/s/ Alan. R. Batkin	Date:	September 29, 2015
Alan R. Batkin, a Director

/s/ Ann E. Berman	Date:	September 29, 2015
Ann E. Berman, a Director

/s/ Joseph M. Cohen	Date:	September 29, 2015
Joseph M. Cohen, a Director

/s/ Mark N. Diker	Date:	September 29, 2015
Mark N. Diker, a Director

/s/ Laura L. Forese	Date:	September 29, 2015
Laura L. Forese, a Director

/s/ Andrew A. Krakauer	Date:	September 29, 2015
Andrew A. Krakauer, a Director and CEO

/s/ Bruce Slovin	Date:	September 29, 2015
Bruce Slovin, a Director

CANTEL MEDICAL CORP.

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cantel Medical Corp.

We have audited the accompanying consolidated balance sheets of Cantel Medical Corp. as of July 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2015.  Our audits also included the financial statement schedule included in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cantel Medical Corp. at July 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2015, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cantel Medical Corp.’s internal control over financial reporting as of July 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission and our report dated September 29, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey

September 29, 2015

CANTEL MEDICAL CORP.

CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands, Except Share Data)

	July 31,
	2015	2014

Assets
Current assets:
Cash and cash equivalents	$31,720	$31,781
Accounts receivable, net of allowance for doubtful accounts of $2,092 in 2015 and $1,874 in 2014	69,805	62,225
Inventories, net	72,078	59,737
Deferred income taxes	6,233	3,551
Prepaid expenses and other current assets	8,525	6,615
Total current assets	188,361	163,909

Property and equipment, at cost:
Land, buildings and improvements	38,224	32,774
Furniture and equipment	81,585	70,694
Leasehold improvements	4,786	4,492
	124,595	107,960
Less accumulated depreciation and amortization	(62,054)	(55,242)
	62,541	52,718
Intangible assets, net	85,836	82,952
Goodwill	241,951	231,647
Other assets	5,342	4,919
	$584,031	$536,145

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,184	$19,529
Compensation payable	18,557	14,866
Accrued expenses	15,092	15,109
Deferred revenue	18,323	16,102
Income taxes payable	2,468	893
Total current liabilities	70,624	66,499

Long-term debt	78,500	80,500
Deferred income taxes	23,722	17,805
Contingent consideration	751	2,722
Other long-term liabilities	3,801	3,373

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $.10 per share; authorized 75,000,000 shares; issued 2015 - 45,913,154 shares, outstanding 2015 - 41,604,359 shares; issued 2014 - 45,641,688 shares shares, outstanding 2014 - 41,442,260 shares	4,591	4,564
Additional paid-in capital	156,050	146,048
Retained earnings	287,105	243,306
Accumulated other comprehensive income	1,224	9,552
Treasury Stock, 2015 - 4,308,795 shares at cost; 2014 - 4,199,428 shares at cost	(42,337)	(38,224)
Total stockholders’ equity	406,633	365,246
	$584,031	$536,145

See accompanying notes.

CANTEL MEDICAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, Except Per Share Data)

	Year Ended July 31,
	2015	2014	2013
Net sales
Product sales	$493,656	$434,531	$383,520
Product service	71,348	54,218	41,506
Total net sales	565,004	488,749	425,026

Cost of sales
Product sales	260,903	236,429	210,433
Product service	50,634	39,021	31,117
Total cost of sales	311,537	275,450	241,550

Gross profit	253,467	213,299	183,476

Expenses:
Selling	80,787	66,519	57,786
General and administrative	77,897	65,039	53,182
Research and development	14,022	10,813	9,320
Total operating expenses	172,706	142,371	120,288

Income from operations	80,761	70,928	63,188

Interest expense	2,432	2,380	2,895
Interest income	(68)	(63)	(61)
Loss on sale of business	2,206	—	—

Income before income taxes	76,191	68,611	60,354

Income taxes	28,238	25,346	21,115

Net income	$47,953	$43,265	$39,239

Earnings per common share:

Basic	$1.16	$1.05	$0.96

Diluted	$1.15	$1.04	$0.95

Dividends per common share	$0.10	$0.09	$0.07

See accompanying notes.

CANTEL MEDICAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar Amounts in Thousands)

	Year Ended July 31,
	2015	2014	2013

Net income	$47,953	$43,265	$39,239

Other comprehensive (loss) income:
Foreign currency translation, net of tax	(7,064)	(1,528)	2,695
Reclassification adjustment to loss on sale of business for foreign currency translation gain included in net income during the period	(1,264)	—	—
Unrealized holding losses on interest rate swaps arising during the year, net of tax	—	(30)	(32)
Reclassification adjustments to interest expense for losses on interest rate swaps included in net income during the year, net of tax	—	60	139
Reclassification adjustment to interest expense for ineffective hedge on interest rate swap included in net income during the year, net of tax	—	73	—
Total other comprehensive (loss) income, net of tax	(8,328)	(1,425)	2,802

Comprehensive income	$39,625	$41,840	$42,041

See accompanying notes.

CANTEL MEDICAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in Thousands, Except Share Data)

Years Ended July 31, 2015, 2014 and 2013

	Common Stock				Accumulated		Total
	Number of		Additional		Other	Treasury	Stock-
	Shares		Paid-in	Retained	Comprehensive	Stock,	holders’
	Outstanding	Amount	Capital	Earnings	Income	at Cost	Equity

Balance, July 31, 2012	40,651,093	$4,500	$125,838	$167,539	$8,175	$(30,116)	$275,936

Exercises of options	412,279	18	2,606	—	—	(807)	1,817
Stock-split fractional share adjustment	(92)	—	(2)	—	—	—	(2)
Repurchases of shares	(121,399)	—	—	—	—	(2,252)	(2,252)
Stock-based compensation	—	—	3,733	—	—	—	3,733
Issuance of restricted stock	210,484	1	(198)	—	—	197	—
Cancellations of restricted stock	(14,244)	(1)	1	—	—	—	—
Excess tax benefit from exercises of stock options and vesting of restricted stock	—	—	2,875	—	—	—	2,875
Dividends on common stock	—	—	—	(3,016)	—	—	(3,016)
Net income	—	—	—	39,239	—	—	39,239
Other comprehensive loss	—	—	—	—	2,802	—	2,802
Balance, July 31, 2013	41,138,121	4,518	134,853	203,762	10,977	(32,978)	321,132

Exercises of options	187,468	21	1,420	—	—	(807)	634
Repurchases of shares	(132,023)	—	—	—	—	(4,439)	(4,439)
Stock-based compensation	—	—	5,409	—	—	—	5,409
Issuance of restricted stock	258,760	26	(26)	—	—	—	—
Cancellations of restricted stock	(10,066)	(1)	1	—	—	—	—
Excess tax benefit from exercises of stock options and vesting of restricted stock	—	—	4,391	—	—	—	4,391
Dividends on common stock	—	—	—	(3,721)	—	—	(3,721)
Net income	—	—	—	43,265	—	—	43,265
Other comprehensive income	—	—	—	—	(1,425)	—	(1,425)
Balance, July 31, 2014	41,442,260	4,564	146,048	243,306	9,552	(38,224)	365,246

Exercises of options	130,911	13	981	—	—	(386)	608
Repurchases of shares	(100,286)	—	—	—	—	(3,727)	(3,727)
Stock-based compensation	—	—	5,867	—	—	—	5,867
Issuance of restricted stock	144,278	15	(15)	—	—	—	—
Cancellations of restricted stock	(12,804)	(1)	1	—	—	—	—
Excess tax benefit from exercises of stock options and vesting of restricted stock	—	—	3,168	—	—	—	3,168
Dividends on common stock	—	—	—	(4,154)	—	—	(4,154)
Net income	—	—	—	47,953	—	—	47,953
Other comprehensive income	—	—	—	—	(8,328)	—	(8,328)
Balance, July 31, 2015	41,604,359	$4,591	$156,050	$287,105	$1,224	$(42,337)	$406,633

See accompanying notes.

CANTEL MEDICAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

	Year Ended July 31,
	2015	2014	2013

Cash flows from operating activities
Net income	$47,953	$43,265	$39,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,692	8,245	7,202
Amortization	13,265	10,641	10,061
Stock-based compensation expense	5,867	5,409	3,733
Amortization of debt issuance costs	401	440	345
Loss on disposal of fixed assets	360	501	184
Loss on sale of business	2,206	—	—
Impairment of assets	1,287	—	—
Fair value adjustments to acquisition related liabilities	(2,585)	219	(2,492)
Deferred income taxes	(1,449)	(1,218)	(368)
Excess tax benefits from stock-based compensation	(3,168)	(4,391)	(2,875)
Changes in assets and liabilities, net of effects of business acquisitions/divestiture:
Accounts receivable	(3,905)	(6,149)	(2,447)
Inventories, net	(10,075)	(2,658)	(5,262)
Prepaid expenses and other current assets	(2,996)	(2,388)	(1,387)
Accounts payable and other current liabilities	(3,347)	6,205	931
Income taxes	4,564	6,151	4,630
Net cash provided by operating activities	59,070	64,272	51,494

Cash flows from investing activities
Capital expenditures	(12,760)	(13,541)	(6,745)
Proceeds from disposal of fixed assets	25	14	32
Proceeds from sale of business, net of cash retained and disposal costs	3,767	—	—
Acquisition of DentaPure, net of cash acquired	(9,957)	—	—
Acquisition of Pure Water Solutions	(11,835)	—	—
Acquisition of IMS, net of cash acquired	(22,112)	—	—
Acquisition of PuriCore, net of cash acquired	337	(25,386)	—
Acquisition of Sterilator, net of cash acquired	—	(2,829)	—
Acquisition of Jet Prep, net of cash acquired	—	(5,332)	—
Acquisition of Siemens Water	—	—	(8,300)
Acquisition of Eagle Pure Water	—	—	(870)
Acquisition of Polyp Trap	—	—	(486)
Acquisition of SPS, net of cash acquired	—	—	(35,415)
Other, net	241	(358)	(262)
Net cash used in investing activities	(52,294)	(47,432)	(52,046)

Cash flows from financing activities
Borrowings under revolving credit facility	47,000	28,000	45,000
Repayments under term loan facility	—	(5,000)	(10,000)
Repayments under revolving credit facility	(49,000)	(37,500)	(30,000)
Debt modification costs	—	(1,314)	—
Proceeds from exercises of stock options	608	634	1,817
Dividends paid	(4,154)	(3,721)	(3,016)
Excess tax benefits from stock-based compensation	3,168	4,391	2,875
Purchases of treasury stock	(3,727)	(4,439)	(2,252)
Net cash (used in) provided by financing activities	(6,105)	(18,949)	4,424

Effect of exchange rate changes on cash and cash equivalents	(732)	(186)	18

(Decrease) increase in cash and cash equivalents	(61)	(2,295)	3,890
Cash and cash equivalents at beginning of year	31,781	34,076	30,186
Cash and cash equivalents at end of year	$31,720	$31,781	$34,076

See accompanying notes.

CANTEL MEDICAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2015, 2014 and 2013

1.             Business Description

Cantel Medical Corp. (“Cantel”) is a leading provider of infection prevention and control products and services in the healthcare market, specializing in the following operating segments:

•                  Endoscopy: Medical device reprocessing systems, disinfectants, detergents and other supplies used to high-level disinfect flexible endoscopes and disposable infection control products intended to eliminate the challenges associated with proper cleaning and high-level disinfection of numerous reusable components used in gastrointestinal (“GI”) endoscopy procedures. This segment recently commenced the sale of endoscope transport and storage systems, a comprehensive range of endoscopy consumable accessories, and OEM mobile medical carts. Additionally, this segment includes technical maintenance service on its products.

•                  Water Purification and Filtration: Water purification equipment and services, filtration and separation products and disinfectant, sterilization and decontamination products and services for the medical, pharmaceutical, biotech, beverage and commercial industrial markets.

•                  Healthcare Disposables: Single-use, infection prevention and control healthcare products including face masks, sterilization pouches, towels and bibs, tray covers, saliva ejectors, germicidal wipes, plastic cups and disinfectants, as well as a filter system for maintaining safe dental unit waterlines. This segment also manufactures and sells biological and chemical indicators for sterility assurance monitoring services in the acute-care, alternate-care and dental markets.

•                  Dialysis: Medical device reprocessing systems, sterilants/disinfectants, dialysate concentrates and other supplies for renal dialysis.

In addition, through April 7, 2015, we had another operating segment, known as Specialty Packaging.  This segment included specialty packaging and thermal control products, as well as related compliance training, for the transport of infectious and biological specimens and thermally sensitive pharmaceutical, medical and other products. The Specialty Packaging operating segment, which comprised the Other reporting segment for financial reporting purposes, was divested on April 7, 2015 as further described in Note 19 to the Consolidated Financial Statements.

Most of our equipment, consumables and supplies are used to help prevent or control the occurrence or spread of infections.

We operate our four operating segments through wholly-owned subsidiaries in the United States and internationally. Our principal operating subsidiaries in the United States are Medivators Inc., Mar Cor Purification, Inc., Crosstex International, Inc. and SPS Medical Supply Corp. Internationally, our primary operating subsidiaries include Cantel Medical (UK) Limited, Cantel Medical Asia/Pacific Ltd., Cantel Medical Devices (China) Co., Ltd., Biolab Equipment Ltd., Medivators B.V., and Cantel Medical (Italy) S.r.l.

In fiscal 2015, we acquired (i) all of the issued and outstanding stock of MRLB International, Inc. (“MRLB”) on February 20, 2015 (the “DentaPure Acquisition”), (ii) certain net assets of Pure Water Solutions, Inc. (“PWS”) on January 1, 2015 (the “PWS Acquisition”) and (iii) all of the issued and outstanding stock of International Medical Service S.r.l. (“IMS”) on November 3, 2014 (the “IMS Acquisition”), as more fully described in Note 3 to the Consolidated Financial Statements. With the exception of acquisition related costs of $2,776,000 primarily related to the IMS Acquisition, the businesses of MRLB (the “DentaPure Business), PWS (the “PWS Business”) and IMS (the “IMS Business”) did not have a significant effect on our consolidated results of operations in fiscal 2015 due to the size of the businesses in relation to our overall consolidated results of operations and are not reflected in our consolidated results of operations in fiscals 2014 and 2013. The DentaPure Business is included in our Healthcare Disposables segment. The PWS Business is included in our Water Purification and Filtration segment and the IMS Business is included in our Endoscopy segment. Subsequent to its acquisition, we changed the name of International Medical Service S.r.l. to Cantel Medical (Italy) S.r.l.

In fiscal 2014, we acquired all the issued and outstanding capital stock of (i) PuriCore International Limited (“PuriCore”) on June 30, 2014 (the “PuriCore Acquisition”), (ii)  Sterilator Company, Inc. (“Sterilator”) on January 7, 2014 (the “Sterilator Acquisition”) and (iii) Jet Prep Ltd. (“Jet Prep”) on November 5, 2013 (the “Jet Prep Acquisition”), as more fully described in Note 3 to the Consolidated Financial Statements.  Accordingly, the businesses of Sterilator (the “Sterilator Business”), Jet Prep (the “Jet Prep Business”) and PuriCore (the “PuriCore Business”) are reflected in our consolidated results of operations in fiscal 2015 and the portion of fiscal 2014 subsequent to their acquisition dates and are not reflected in fiscal 2013. With the exception of acquisition related costs related to the PuriCore Acquisition and acquisition related fair value adjustments related to the Jet Prep Business, these acquisitions did not have a significant effect on our consolidated results of operations in fiscals 2015 and 2014 due to the size of the acquisitions in relation to our overall consolidated results of operations. The PuriCore and Jet Prep Businesses are included in our Endoscopy segment and the Sterilator Business is included in our Healthcare Disposables segment. Subsequent to its acquisition, we changed the name of PuriCore to Cantel Medical (UK) Limited.

In fiscal 2013, we acquired (i) certain net assets from Siemens Industry, Inc. and Siemens Canada Limited (collectively, “Siemens”) on July 30, 2013 relating to Siemens’ hemodialysis water business (the “Siemens Water Business”), (ii) certain net assets of Eagle Pure Water Systems, Inc. (“Eagle Pure Water”) on December 31, 2012 (the “Eagle Pure Water Acquisition”) and (iii) all the issued and outstanding stock of SPS Medical Supply Corp. (“SPS Medical”) on November 1, 2012 (the “SPS Medical Acquisition”), as more fully described in Note 3 to the Consolidated Financial Statements.  Accordingly, the Siemens Water Business as well as the businesses of Eagle Pure Water (the “Eagle Pure Water Business”) and SPS Medical (the “SPS Medical Business”) are reflected in our consolidated results of operations in fiscals 2015 and 2014 and the portion of fiscal 2013 subsequent to their acquisition dates. The Siemens Water Business and the Eagle Pure Water Business are included in our Water Purification and Filtration segment and the SPS Medical Business is included in our Healthcare Disposables segment.

Throughout this document, references to “Cantel,” “us,” “we,” “our,” and the “Company” are references to Cantel Medical Corp. and its subsidiaries, except where the context makes it clear the reference is to Cantel itself and not its subsidiaries.

Subsequent Events

On September 14, 2015, we acquired all of the issued and outstanding stock of Medical Innovations Group Holdings Limited and certain affiliated companies (collectively “MI”), as more fully described in Note 3 to the Consolidated Financial Statements. Since this acquisition occurred after July 31, 2015, its results of operations are not included in any periods presented. The acquisition of MI will be included in our Endoscopy segment. To fund the cash consideration paid and the costs associated with the MI Acquisition, we borrowed $83,000,000 in September 2015 under our revolving credit facility, as more fully described in Notes 9 and 11 to the Consolidated Financial Statements.

We performed a review of events subsequent to July 31, 2015. Based upon that review, no other subsequent events occurred that required updating to our Consolidated Financial Statements or disclosures.

2.             Summary of Significant Accounting Policies

The following is a summary of our significant accounting policies used to prepare our Consolidated Financial Statements.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Cantel and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

Revenue on product sales is recognized as products are shipped to customers and title passes. The passing of title is determined based upon the FOB terms specified for each shipment. With respect to endoscopy and dialysis products, shipment terms are generally FOB origin for common carrier and when our distribution fleet is utilized (except for one large customer in dialysis whereby all products are shipped FOB destination). With respect to water purification and filtration and healthcare disposable products, shipment terms may be either FOB origin or destination. Customer acceptance for the majority of our product sales occurs at the time of delivery. With respect to a portion of water purification and filtration and endoscopy product sales, equipment is sold as part of a system for which the equipment is functionally interdependent or the customer’s purchase order specifies “ship-complete” as a condition of delivery;

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

None of our sales contain right-of-return provisions. Customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a small portion of our product sales in each segment. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis, healthcare disposables, water purification and filtration and endoscopy customers, rebates are provided; such rebates, which consist primarily of volume rebates, are provided for as a reduction of sales at the time of revenue recognition and amounted to $5,597,000, $4,498,000, and $4,277,000 in fiscals 2015, 2014, and 2013, respectively. Such allowances are determined based on estimated projections of sales volume for the entire rebate periods. If it becomes known that sales volume to customers will deviate from original projections, the rebate provisions originally established would be adjusted accordingly.

Our endoscopy products and services are sold directly to hospitals and other end-users in the United States and primarily to distributors internationally except for the United Kingdom, Italy, Netherlands, Singapore, China and Germany where we sell directly to hospitals and other end-users; water purification and filtration products and services are sold directly to hospitals, dialysis clinics, pharmaceutical and biotechnology companies, laboratories, medical products and service companies and other end-users as well as through third-party distributors; the majority of our healthcare disposable products are sold to third party distributors and with respect to some of our sterility assurance products, to hospitals, surgery centers, physician and dental offices, dental schools, medical research companies, laboratories and other end-users; and the majority of our dialysis products are sold to dialysis clinics and hospitals. Sales to all of these customers follow our revenue recognition policies.

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

Property and Equipment

Property and equipment are stated at cost. Additions and improvements are capitalized, while maintenance and repair costs are expensed. When assets are retired or otherwise disposed, the cost and related accumulated depreciation or amortization is removed from the respective accounts and any resulting gain or loss is included in income. Depreciation and amortization is provided on the straight-line method over the estimated useful lives of the assets which generally range from 2-15 years for furniture and equipment, 5-32 years for buildings and improvements and the shorter of the life of the asset or the life of the lease for leasehold improvements. Depreciation and amortization expense related to property and equipment in fiscals 2015, 2014 and 2013 was $10,692,000, $8,245,000 and $7,202,000, respectively.

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

We first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount before proceeding to step one of the two-step quantitative goodwill impairment test, if necessary. Such qualitative factors that are assessed include evaluating a segment’s financial performance, industry and market conditions, macroeconomic conditions and specific issues that can directly affect the segment such as changes in business strategies, competition, supplier relationships, operating costs, regulatory matters, litigation and the composition of the segment’s assets due to acquisitions or other events. At July 31, 2015, because we determined through qualitative factors that the fair values of our Endoscopy, Water Purification and Filtration and Healthcare Disposables segments were unlikely to be less than the carrying value, we did not proceed to step one of the two-step quantitative goodwill impairment test for those three segments. We performed step one of the two-step quantitative goodwill impairment test for Dialysis (due to the decreasing operating results). In performing a detailed quantitative review for goodwill impairment, management uses a two-step process that begins with an estimation of the fair value of the related operating segments by using weighted fair value results of the discounted cash flow methodology, as well as the market multiple and comparable transaction methodologies, where applicable. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any.

We perform our annual impairment review for indefinite lived intangibles by first assessing qualitative factors, such as those described above, to determine whether it is more likely than not that the fair value of such assets is less than the carrying values, and if necessary, we perform a quantitative analysis comparing the current fair value of our indefinite lived intangibles assets to their carrying values. At July 31, 2015, because we determined through qualitative factors that the fair values of our indefinite lived intangible assets in our Endoscopy, Water Purification and Filtration and Healthcare Disposables segments were unlikely to be less than the carrying value, we did not perform a quantitative analysis for those assets. We performed a quantitative analysis for indefinite lived intangible assets in our Dialysis segment, for the same reasons stated above for our goodwill impairment test. With respect to amortizable intangible assets when impairment indicators are present, management would determine whether expected future non-discounted cash flows would be sufficient to recover the carrying value of the assets; if not, the carrying value of the assets would be adjusted to their fair value.

Management concluded that none of our intangible assets or goodwill was impaired as of July 31, 2015.

While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results and cash flows (which management believes to be reasonable), discount rates based on the Company’s weighted average cost of capital and appropriate benchmark peer companies. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future sales and earnings forecasts. Subsequent changes in these assumptions and estimates could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. At July 31, 2015, the fair value of all of our reporting units exceeded book value by substantial amounts, except our Dialysis segment, which had an estimated fair value that exceeded book value by 17%, as further explained in Note 7 to the Consolidated Financial Statements.

Long-Lived Assets

We evaluate the carrying value of long-lived assets including property, equipment and other assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An assessment is made to determine if the sum of the expected future non-discounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected non-discounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. With the exception of the impairment on an acquired license as further described in Note 7 to the Consolidated Financial Statements, our historical assessments of our long-lived assets have not differed significantly from the actual amounts realized. However, the determination of fair value requires us to make certain assumptions and estimates and is highly subjective. On July 31, 2015, management concluded that no other events or changes in circumstances have occurred that would indicate that the carrying amount of our long-lived assets may not be recoverable.

Other Assets

Debt issuance costs associated with our credit facilities are amortized to interest expense over the life of the credit facilities. As of July 31, 2015 and 2014, such debt issuance costs, net of related amortization, were included in other assets and amounted to $1,312,000 and $1,678,000, respectively.

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

Costs Associated with Exit or Disposal Activities

We recognize costs associated with exit or disposal activities, such as costs to terminate a contract, the exit or disposal of a business, or the early termination of a leased property, by recognizing the liability at fair value when incurred, except for certain one-time termination benefits, such as severance costs, for which the period of recognition begins when a severance plan is communicated to effected employees.

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

Advertising Costs

Our policy is to expense advertising costs as they are incurred. Advertising costs charged to expense were $3,333,000, $2,656,000 and $2,308,000 in fiscals 2015, 2014 and 2013, respectively.

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

Medical Device Taxes

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 imposes significant taxes on medical device makers in the form of an excise tax on certain U.S. medical device sales that began in January 2013. A significant portion of our sales are considered medical device sales under this new legislation. We calculate medical device excise taxes based on the latest available regulations and IRS notices and recognize the excise taxes in cost of sales at the time the medical device revenue is recognized in our Consolidated Statements of Income. In fiscals 2015, 2014 and 2013, we recorded excise taxes of $4,369,000, $3,872,000 and $2,087,000, respectively, in cost of sales. The regulations regarding the calculations of the medical device taxes are complex and certain aspects can be subject to interpretation causing the IRS to issue notices clarifying various aspects of these taxes. Although we have made all reasonable efforts to record accurate excise taxes, the determination of the tax requires us to make certain assumptions and estimates. Actual taxes for the period could differ from original estimates requiring adjustments to our Consolidated Financial Statements.

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

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, “Inventory (Topic 330) Simplifying the Measurement of Inventory,” (“ASU 2015-11”).  The new guidance more closely aligns the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards by requiring companies using the first-in, first-out and average costs methods to measure inventory using the lower of cost and net realizable value, where net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 (our fiscal year 2018), including interim periods within that reporting period. We are currently in the process of evaluating the impact of ASU 2015-11 on our financial position and results of operations.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs (Topic 835),” (“ASU 2015-03”).  Under the new guidance, debt issuance costs are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability and not recorded as a separate asset. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 (our fiscal year 2017), including interim periods within that reporting period. We are currently in the process of evaluating the impact of ASU 2015-03 on our financial position and results of operations.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”), which will supersede the revenue recognition requirements in Accounting Standards Codification 605, “Revenue Recognition.” ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606),” which defers the effective date of ASU 2014-09 by one year to fiscal years beginning after December 15, 2017 (our fiscal year 2019), including interim periods within that reporting period. We are currently in the process of evaluating the impact of ASU 2014-09 on our financial position and results of operations.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” (“ASU 2014-08”). Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on an organization’s operations and financial results. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. ASU 2014-08 is effective for fiscal years beginning after December 15, 2014, with early adoption allowed. On October 31, 2014, we early adopted ASU 2014-08 and applied the new accounting guidance to our divestiture of our Specialty Packaging business, instead of recording it as a discontinued operation under the prior accounting guidance, as further explained in Note 19 of the Consolidated Financial Statements.

3.             Acquisitions

Post-Fiscal 2015

Medical Innovations Ltd.

On September 14, 2015, we acquired all of the issued and outstanding stock of MI, a private company with pre-acquisition annual revenues (unaudited) of approximately $28,500,000 providing specialized endoscopy medical devices and products primarily in the United Kingdom (the “MI Business” or the “MI Acquisition”).  Principal products of MI include proprietary short-term and long-term endoscope transport and storage systems, a comprehensive range of endoscopic consumable accessories, OEM mobile medical carts as well as specialized products for patient warming and patient transfer. With an employee base of approximately 100 individuals, including complete sales and service teams and manufacturing facilities in Southend-on-Sea, England, the addition of MI complements our existing endoscopy business in the United States, the United Kingdom and other global markets.  The MI Business will be included in our Endoscopy segment.  The total consideration for the transaction, excluding acquisition-related costs, was $80,064,000.

The principal reasons for the MI Acquisition were: (i) the global expansion of our product offerings in Endoscopy, (ii) the opportunity to sell our existing endoscopy products to MI’s installed base, (iii) the ability to combine the MI sales force with our existing United Kingdom organization to create what we believe will be a dominant global sales force in endoscopy product sales and service, (iv) to achieve cost savings through various operating synergies, (v) the ability to leverage our direct sales force to accelerate the growth of MI products in the U.S. and various international markets, and (vi) the expectation that the acquisition will be accretive to our earnings per share (“EPS”) in fiscal 2017 and beyond. Such reasons constitute the significant factors that contributed to a purchase price that resulted in recognition of goodwill. The MI Acquisition is not included in our results of operations for any portion of fiscal 2015 or any prior period.

Fiscal 2015

DentaPure

On February 20, 2015, we purchased all of the issued and outstanding stock of MRLB, a private company with pre-acquisition annual revenues (unaudited) of approximately $2,300,000, to obtain the DentaPure® product line. The DentaPure product line is a proprietary, iodinated resin filter cartridge system used by dentists to maintain safe water quality in dental unit waterlines. It has been integrated into our Crosstex product portfolio. The DentaPure Business is included in our Healthcare Disposables segment. The total consideration for the transaction was $9,980,000, excluding acquisition-related costs.

The purchase price was preliminarily allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Preliminary
Net Assets	Allocation
Current assets	$566,000
Property, plant and equipment	50,000
Amortizable intangible assets:
Customer relationships (10- year life)	4,640,000
Technology (10- year life)	780,000
Brand names (10- year life)	260,000
Current liabilities	(248,000)
Deferred income tax liabilities	(2,172,000)
Net assets acquired	$3,876,000

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $6,104,000 was assigned to goodwill. Such goodwill, none of which is deductible for income tax purposes, is included in our Healthcare Disposables segment.

The principal reasons for the DentaPure Acquisition were to (i) leverage the sales and marketing infrastructure of Crosstex by adding a branded, technologically differentiated, proprietary product line, (ii) strengthen our leadership position in a rapidly growing area of infection prevention and control, (iii) add a new product line that will provide for opportunities to cross-sell to biological monitoring customers and expand our waterline disinfection products and (iv) the expectation that the acquisition will be accretive to our EPS in fiscal 2016 and beyond. Such reasons constitute the significant factors that contributed to a purchase price that resulted in recognition of goodwill.

The DentaPure Business is included in our results of operations for fiscal 2015 subsequent to its acquisition date and is not reflected in fiscals 2014 and 2013. This acquisition did not have a significant effect on our consolidated results of operations for fiscal 2015 due to the size of the business in relation to our overall consolidated results of operations.

Pure Water Solutions, Inc.

On January 1, 2015, we purchased substantially all of the net assets of PWS, a private company based out of Ridgeland, Mississippi with pre-acquisition annual revenues (unaudited) of approximately $8,000,000 that provides water treatment services for commercial and industrial, laboratory and medical customers. The PWS Business is included in our Water Purification and Filtration segment. The total consideration for the transaction, excluding acquisition-related costs, was $11,835,000.

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

The principal reasons for the PWS Acquisition were (i) to strengthen our sales and service business by adding PWS’s strategic southeastern United States market presence to enable us to better serve our national customers, (ii) to further expand our business into the commercial, laboratory and research segments and (iii) the expectation that the acquisition will be accretive to our EPS in fiscal 2016 and beyond. Such reasons constitute the significant factors that contributed to a purchase price that resulted in recognition of goodwill.

The PWS Business is included in our results of operations in fiscal 2015 subsequent to its acquisition date and is not reflected in fiscals 2014 and 2013. This acquisition did not have a significant effect on our consolidated results of operations in fiscal 2015 due to the size of the business in relation to our overall consolidated results of operations.

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

The purchase price was preliminarily allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Preliminary
Net Assets	Allocation
Current assets	$8,111,000
Property, plant and equipment	7,922,000
Amortizable intangible assets (9- year weighted average life):
Customer relationships (9- year life)	5,669,000
Technology (9- year life)	1,381,000
Other assets	177,000
Current liabilities	(5,735,000)
Deferred income tax liabilities	(3,028,000)
Other long-term liabilities	(1,020,000)
Net assets acquired	$13,477,000

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $11,133,000 was assigned to goodwill. Such goodwill, none of which is deductible for income tax purposes, is included in our Endoscopy segment. Following the acquisition, we changed the name of IMS to Cantel Medical (Italy) S.r.l.

The principal reasons for the IMS Acquisition were: (i) to add a high quality manufacturing facility in Europe, (ii) the expansion of our product offerings with a broader range of advanced endoscope reprocessing equipment suitable for various international markets, (iii) the opportunity to transition our existing Italy business from a distribution model to a direct sales model, (iv) the opportunity to leverage IMS’s chemistry manufacturing capabilities to enhance and expand our existing product portfolio while reducing freight and logistics expenses related to the export of chemistries from the United States, (v) the ability to expand our footprint and infrastructure in Europe and (vi) the expectation that the acquisition will be accretive to our EPS in fiscal 2016 and beyond. Such reasons constitute the significant factors that contributed to a purchase price that resulted in recognition of goodwill.

The IMS Business is included in our results of operations in fiscal 2015 subsequent to its acquisition date and is not reflected in fiscals 2014 and 2013. With the exception of acquisition related costs, the IMS Business did not have a significant effect on our consolidated results of operations in fiscal 2015 due to the size of the business in relation to our overall consolidated results of operations.

For all three fiscal 2015 acquisitions, the allocations of purchase price were considered preliminary since income tax returns relating to these acquisitions have not been finalized.

Fiscal 2014

PuriCore International Limited

On June 30, 2014, we acquired from PuriCore plc, a publicly traded company in the United Kingdom (“UK”), all the issued and outstanding stock of its subsidiary PuriCore International Limited, a company located in the UK with pre-acquisition annual revenues (unaudited) of approximately $25,000,000 that sells automated endoscope reprocessors, endoscope drying and storage cabinets, chemistry and consumables, as well as comprehensive maintenance and validation services, primarily in the UK. The total consideration for the transaction, excluding acquisition-related costs, was $27,675,000, net of a $337,000 net asset value adjustment paid by the seller in August 2014. The PuriCore Business is included in our Endoscopy segment.

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

In connection with the acquisition, we acquired certain ordinary course business assets and liabilities which included a contingent guaranteed obligation to reimburse an endoscope service company for endoscope repair costs it incurs when servicing its customers’ endoscopes that are damaged by one of PuriCore’s discontinued endoscope reprocessing machine models. Although the terms of the guarantee provide for no limit to the maximum potential future payments, we have estimated the fair value of the liability on the date of the acquisition to be approximately $1,414,000, of which $693,000 was recorded in current liabilities and $721,000 was recorded in other long-term liabilities at June 30, 2014. This contingent guaranteed obligation increased goodwill on the date of the acquisition and is continually re-measured at each balance sheet date by recording changes in the fair value of the liability to general administrative expenses in our Consolidated Statements of Income, as further explained in Note 6 of the Consolidated Financial Statements. At July 31, 2015, such liability was $888,000 of which $566,000 was recorded in current liabilities and $322,000 was recorded in other long-term liabilities.

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

The PuriCore Business is included in our results of operations in fiscal 2015 and the portion of fiscal 2014 subsequent to its acquisition date, and is not reflected in fiscal 2013.

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

The Sterilator Business is included in our results of operations in fiscal 2015 and the portion of fiscal 2014 subsequent to its acquisition date, and is not reflected in fiscal 2013.

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

We account for contingent consideration by recording the fair value of contingent consideration as a liability and an increase in goodwill on the date of the acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Consolidated Statements of Income. Accordingly, on November 5, 2013 we increased contingent consideration and goodwill by $2,490,000 to record our initial estimated fair value of the contingent consideration that would be earned over the seven year period ending November 4, 2020. On a quarterly basis subsequent to November 5, 2013, we re-measured the fair value of the contingent consideration and recorded the changes in fair value by increasing both contingent consideration and general administrative expenses, as further explained in Note 6 of the Consolidated Financial Statements. At July 31, 2015, the estimated fair value was $751,000 and was recorded in contingent consideration in the Consolidated Balance Sheets.

In connection with the acquisition, we acquired certain ordinary course business assets and liabilities as well as an obligation to repay the Israeli Government for $810,000 of seed funding that was previously granted to Jet Prep. In accordance with the seed funding agreement, the Israeli Government is entitled to a return on their investment that can range from one to nine times their total grant based upon specific conditions set forth in the seed funding agreement and applicable Israeli law, including the acceleration of payments if we transfer certain operations of the company or intellectual property outside of Israel. We account for this assumed contingent obligation to the Israeli Government by recording the fair value as a liability and an increase in goodwill on the date of the acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Consolidated Statements of Income. Accordingly, on November 5, 2013 we increased accrued expenses by $4,000, other long-term liabilities by $1,716,000 and goodwill by $1,720,000 to record our initial estimated fair value of the assumed contingent obligation to the Israeli Government that would be earned on a percentage of sales over a forecasted period. On a quarterly basis subsequent to November 5, 2013, we re-measured the fair value of the assumed contingent liability and recorded the changes in fair value by increasing both other long-term liabilities and general administrative expenses, as further explained in Note 6 of the Consolidated Financial Statements. At July 31, 2015, the estimated fair value was $1,138,000, of which $12,000 was recorded in accrued expenses and $1,126,000 was recorded in other long-term liabilities.

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

The Jet Prep Business is included in our results of operations in fiscal 2015 and the portion of fiscal 2014 subsequent to its acquisition date and is not reflected in fiscal 2013. Since the full commercialization of the Jet Prep Endoscopic Flushing Device has been delayed, this acquisition has not yet generated any sales and did not have a significant impact on our results of operations, except for recording the changes in fair values of the contingent consideration liability and the assumed contingent obligation through our Consolidated Statements of Income, as further explained in Note 6 to the Consolidated Financial Statements.

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

Due to the size of this business in relation to our overall consolidated results of operations, the Siemens Water Acquisition did not have a significant effect on our results of operations in fiscals 2015 and 2014 and the portion of fiscal 2013 subsequent to its acquisition date. The Siemens Water Business is included in our Water Purification and Filtration segment.

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

The acquisition of Eagle Pure Water is included in our results of operations for fiscals 2015 and 2014 and the portion of fiscal 2013 subsequent to its acquisition date. This acquisition had an insignificant impact on our results of operations.

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

The acquisition of the SPS Business is included in our results of operations for fiscals 2015 and 2014, and the portion of fiscal 2013 subsequent to its acquisition date.

4.             Inventories, net

A summary of inventories is as follows:

	July 31,
	2015	2014

Raw materials and parts	$36,585,000	$31,724,000
Work-in-process	10,017,000	7,509,000
Finished goods	29,371,000	24,923,000
Reserve for excess and obsolete inventory	(3,895,000)	(4,419,000)
Total	$72,078,000	$59,737,000

5.             Derivatives

We recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative that is designated as a hedge will be recognized immediately in earnings. As of July 31, 2015, all of our derivatives were designated as hedges. We do not hold any derivative financial instruments for speculative or trading purposes.

Changes in the value of the Euro, Canadian dollar, British Pound, Singapore dollar and the Chinese Renminbi against the United States dollar affect our results of operations because certain cash bank accounts, accounts receivable, and liabilities of Cantel and its subsidiaries are denominated and ultimately settled in United States dollars or these foreign currencies but must be converted into each entity’s functional currency.

In order to hedge against the impact of fluctuations in the value of the Euro, British Pound and Singapore dollar relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Euros, British Pounds and Singapore dollars forward, which contracts are one-month in duration. These short-term contracts are designated as fair value hedge instruments. There were five foreign currency forward contracts with an aggregate value of $12,833,000 at July 31, 2015, which covered certain assets and liabilities that were denominated in currencies other than each entity’s functional currency. Such contracts expired on August 31, 2015. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets that are denominated and ultimately settled in currencies other than each entity’s functional currency. For the fiscal year ended July 31, 2015, such forward contracts substantially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than each entity’s functional currency resulting in net currency conversion losses, net of tax, of $143,000 on the items hedged. Gains and losses related to hedging contracts to buy Euros, British Pounds and Singapore dollars forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. We do not currently hedge against the impact of fluctuations in the value of the Canadian dollar or Chinese Renminbi relative to the United States dollar because the overall foreign currency exposures relating to those currencies are currently not deemed significant. Additionally, we do not hedge transactions associated with the funding of international acquisitions due to the short-term nature of the foreign currency exposure.

The interest rate on our outstanding borrowings under our credit facilities is variable and is affected by the general level of interest rates in the United States as well as LIBOR interest rates, as more fully described in Note 9 to the Consolidated Financial Statements. In order to protect our interest rate exposure, we entered into forward starting interest rate swap agreements in February 2012 in which we agreed to exchange our variable interest cash flows with fixed interest cash flows provided by one of our existing senior lenders. Such interest rate swap agreements were designated as cash flow hedge instruments and were designed to be effective in offsetting changes in the cash flows related to the hedged borrowings. With respect to our former term loan facility, the interest rate swap was for the period that began August 8, 2012 and ended July 31, 2015, initially covering $40,000,000 of borrowings based on one-month LIBOR and thereafter reducing in quarterly $2,500,000 increments consistent with the mandatory repayment schedule, and the fixed interest cash flow was at a one-month LIBOR rate of 0.664%. With respect to our revolving credit facility, the interest rate swap was for the period that began August 8, 2012 and ended January 31, 2014, initially covering $25,000,000 of borrowings based on one-month LIBOR and thereafter reduced semi-annually by increments of $5,000,000, and the fixed interest cash flow was at a one month LIBOR rate of 0.496%. As more fully described in Note 6 to the Consolidated Financial Statements, we account for the interest rate swap agreements by initially recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in accumulated other comprehensive income. Amounts are reclassified from accumulated other comprehensive income to interest expense in the Consolidated Statements of Income in the period the hedged transaction affects earnings. At the hedge’s inception and on a regular basis thereafter, a formal assessment is performed to determine whether changes in the fair value or cash flows of the derivative instruments have been highly effective in offsetting changes in cash flows of the hedged items and whether they are expected to be highly effective in the future. This formal assessment includes a comparison of the terms of the interest rate swap agreements and hedged borrowings to ensure they coincide as well as an evaluation of the continued ability of the counterparty to the interest rate swap agreements and the Company to honor their obligations under such agreements. At January 31, 2014, our formal assessment concluded that the changes in the fair value of both derivative instruments that began on August 8, 2012 had been highly effective. However, the remaining derivative instrument, which related solely to our former term loan facility, was determined to be ineffective beginning as of January 31, 2014 due to the modifications to our credit facilities in March 2014, as more fully described in Note 9 to the Consolidated Financial Statements. Accordingly, the fair value of the interest rate swap agreement of $113,000 relating to our former term loan facility was recognized in interest expense in January 2014. Changes in the fair value of the derivative instrument subsequent to January 31, 2014 were recognized immediately in interest expense.

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

In order to protect our interest rate exposure in future years, we entered into forward starting interest rate swap agreements in February 2012 in which we agreed to exchange our variable interest cash flows with fixed interest cash flows provided by one of our existing senior lenders, as further described in Notes 5 and 9 to the Consolidated Financial Statements. Our interest rate swap agreements were classified within Level 2 and were valued using discounted cash flow analyses based on the terms of the contracts and interest rate curves. Changes in fair value in the interest rate swap agreement relating to our revolving credit facility were recorded in accumulated other comprehensive income in the Consolidated Statements of Comprehensive Income until the expiration of this interest rate swap on January 31, 2014. Amounts were reclassified from accumulated other comprehensive income in the period the hedged transaction affected earnings. Similarly, changes in fair value in the interest rate swap agreement relating to our former term loan facility were recorded in accumulated other comprehensive income in the Consolidated Statements of Comprehensive Income until January 31, 2014, at which time the interest rate swap agreement was determined to be ineffective and the remaining fair value of the derivative instrument was recognized in interest expense, as further explained in Note 5 to the Consolidated Financial Statements.

On June 30, 2014, we recorded a $1,414,000 liability for the estimated fair value of a contingent guaranteed obligation relating to the PuriCore Acquisition, as further described in Note 3 to the Consolidated Financial Statements. This fair value measurement was based on significant inputs not observed in the market and thus represents a Level 3 measurement. The fair value of the contingent guaranteed obligation was based on the estimated cost to repair endoscopes that may be damaged by one of PuriCore’s discontinued endoscope reprocessing machine models that remain in the marketplace, the historical frequency of claims and the likely timeframe that each machine will continue to be used. As such, the determination of the fair value of this contingent guarantee obligation is subjective in nature and can be impacted by significant changes in third party service repair rates, the frequency of claims and a change in the expected life of these discontinued machines.  At the date of the acquisition, the cash flow projection relating to this contingent guaranteed obligation was discounted using a rate of 10.1%, which was based on the weighted average cost of capital of the acquired business plus a credit risk premium for non-performance risk. This liability will be adjusted periodically by recording changes in the fair value through our Consolidated Statements of Income driven by the time value of money and changes in the assumptions that were initially used in the valuation. Given the subjective nature of the assumptions used in the determination of fair value, we may potentially have significant earnings volatility in our future results of operations.

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

The actual contingent consideration and assumed contingent obligation have the potential of being between zero and a percentage of unlimited sales that could occur until the completion of the seven year period with respect to the contingent consideration liability and until the assumed contingent obligation is satisfied in full, or until the sales of the Jet Prep Ltd. products no longer exist. However, with respect to the contingent consideration, the different likely scenarios of future sales projections used in our fair value determination at July 31, 2015 resulted in total potential contingent consideration payments ranging between zero and approximately $2,000,000 and the weighted average present value of such scenarios plus the accretion of interest for the passing of time resulted in a fair value of $751,000 at July 31, 2015. The decrease in the initial fair value from $2,490,000 to $751,000 at July 31, 2015 was primarily due to changes in probability factors and future sales projections based on recently completed market research, product modification plans and the remaining years in the seven year measurement period. With respect to the assumed contingent obligation, the different likely scenarios of future sales projections used in our fair value determination at July 31, 2015 resulted in total potential future payments ranging between zero and approximately $2,100,000 and the weighted average present value of such scenarios plus the accretion of interest for the passing of time resulted in a fair value of $1,138,000 at July 31, 2015. The decrease in the initial fair value from $1,720,000 to $1,138,000 at July 31, 2015 was primarily due to changes in probability factors and future sales projections based on recently completed market research and product modification plans. Given the subjective nature of the assumptions used in the determinations of fair value, we may potentially have further earnings volatility in our future results of operations related to these Jet Prep obligations.

The fair values of the Company’s financial instruments measured on a recurring basis were categorized as follows:

	July 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$1,680,000	$—	$—	$1,680,000
Total assets	$1,680,000	$—	$—	$1,680,000

Liabilities:
Accrued expenses:
Assumed contingent obligation	$—	$—	$12,000	$12,000
Contingent guaranteed obligation	—	—	566,000	566,000
Total accrued expenses	—	—	578,000	578,000
Contingent consideration	—	—	751,000	751,000
Other long-term liabilities:
Assumed contingent obligation	—	—	1,126,000	1,126,000
Contingent guaranteed obligation	—	—	322,000	322,000
Total other long-term liabilities:	—	—	1,448,000	1,448,000
Total liabilities	$—	$—	$2,777,000	$2,777,000

	July 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$1,702,000	$—	$—	$1,702,000
Total assets	$1,702,000	$—	$—	$1,702,000

Liabilities:
Accrued expenses:
Interest rate swap agreement	$—	$69,000	$—	$69,000
Contingent guaranteed obligation	—	—	684,000	684,000
Total accrued expenses	—	69,000	684,000	753,000
Contingent consideration	—	—	2,722,000	2,722,000
Other long-term liabilities:
Assumed contingent obligation	—	—	1,752,000	1,752,000
Contingent guaranteed obligation	—	—	711,000	711,000
Total other long-term liabilities:	—	—	2,463,000	2,463,000
Total liabilities	$—	$69,000	$5,869,000	$5,938,000

A reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for fiscals 2015, 2014 and 2013 is as follows:

				Jet Prep	PuriCore
	Byrne	Byrne	Jet Prep	Assumed	Contingent
	Contingent	Price	Contingent	Contingent	Guaranteed
	Consideration	Floor	Consideration	Obligation	Obligation	Total
Balance, July 31, 2012	$1,500,000	$1,037,000	$—	$—	$—	$2,537,000
Total net unrealized gains included in general and administrative expense in earnings	(1,500,000)	(992,000)	—	—	—	(2,492,000)
Net purchases, issuances, sales and settlements	—	—	—	—	—	—
Balance, July 31, 2013	—	45,000	—	—	—	45,000
Total net unrealized (gains) losses included in general and administrative expense in earnings	—	(45,000)	232,000	32,000	—	219,000
Net purchases, issuances, sales and settlements	—	—	2,490,000	1,720,000	1,395,000	5,605,000
Balance, July 31, 2014	—	—	2,722,000	1,752,000	1,395,000	5,869,000
Total net unrealized gains included in general and administrative expense in earnings	—	—	(1,971,000)	(614,000)	—	(2,585,000)
Net purchases, issuances, sales and settlements	—	—	—	—	(507,000)	(507,000)
Balance, July 31, 2015	$—	$—	$751,000	$1,138,000	$888,000	$2,777,000

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

In September 2013, we acquired a license from a third party granting us the exclusive right to manufacture, commercialize, distribute and sell an endoscopy product in exchange for a series of payments, which totaled $1,000,000 at January 31, 2015 and was recorded in other assets in our Consolidated Balance Sheets. We evaluated this long-lived asset for potential impairment and determined that the future use of this acquired license was unlikely based on a recent product analysis. Accordingly, we deemed the acquired license, together with related fixed assets of $287,000, to be fully impaired and recorded a loss of $1,287,000 during fiscal 2015 based on expected cash flows of the related endoscopy product, which was recorded in general and administrative expenses and as reductions in other assets and property and equipment in the Consolidated Financial Statements.

As the inputs utilized for our periodic impairment assessments are not based on observable market data, but are based on management’s assumptions and estimates, our goodwill, intangibles and long-lived assets are classified within Level 3 of the fair value hierarchy on a non-recurring basis. Other than the impaired acquired license described above, management concluded on July 31, 2015 that none of our long-lived assets, including goodwill and intangibles with indefinite-lives, were impaired and no other events or changes in circumstances have occurred during fiscal 2015 that would indicate that the carrying amount of our long-lived assets may not be recoverable.

Disclosure of Fair Value of Financial Instruments

As of July 31, 2015 and 2014, the carrying amounts for cash and cash equivalents (excluding money markets), accounts receivable and accounts payable approximated fair value due to the short maturity of these instruments. We believe that as of July 31, 2015 and 2014, the fair value of our outstanding borrowings under our credit facility approximated the carrying value of those obligations since the borrowing rates were at prevailing market interest rates.

7.             Intangibles and Goodwill

Our intangible assets with definite lives consist primarily of customer relationships, technology, brand names, non-compete agreements and patents. These intangible assets are being amortized on the straight-line method over the estimated useful lives of the assets ranging from 3-20 years and have a weighted average amortization period of 11 years. Amortization expense related to intangible assets was $13,265,000, $10,641,000 and $10,061,000 for fiscals 2015, 2014 and 2013, respectively. Our intangible assets that have indefinite useful lives, and therefore are not amortized, consist of trademarks and trade names.

The Company’s intangible assets consist of the following:

	July 31, 2015
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$97,697,000	$(39,549,000)	$58,148,000
Technology	26,508,000	(12,656,000)	13,852,000
Brand names	12,970,000	(10,865,000)	2,105,000
Non-compete agreements	3,129,000	(997,000)	2,132,000
Patents and other registrations	2,235,000	(788,000)	1,447,000
	142,539,000	(64,855,000)	77,684,000
Trademarks and tradenames	8,152,000	—	8,152,000
Total intangible assets	$150,691,000	$(64,855,000)	$85,836,000

	July 31, 2014
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$83,145,000	$(31,336,000)	$51,809,000
Technology	26,405,000	(11,444,000)	14,961,000
Brand names	12,680,000	(9,431,000)	3,249,000
Non-compete agreements	3,129,000	(754,000)	2,375,000
Patents and other registrations	2,073,000	(792,000)	1,281,000
	127,432,000	(53,757,000)	73,675,000
Trademarks and tradenames	9,277,000	—	9,277,000
Total intangible assets	$136,709,000	$(53,757,000)	$82,952,000

Estimated annual amortization expense of our intangible assets for the next five years is as follows:

Year Ending July 31,
2016	$10,444,000
2017	9,872,000
2018	9,569,000
2019	9,246,000
2020	7,488,000

Goodwill changed during fiscals 2015 and 2014 as follows:

		Water
		Purification	Healthcare			Total
	Endoscopy	and Filtration	Disposables	Dialysis	Other	Goodwill

Balance, July 31, 2013	$59,230,000	$57,179,000	$80,108,000	$8,133,000	$6,968,000	$211,618,000
Acquisitions	19,225,000	—	1,727,000	—	—	20,952,000
Foreign currency translation	(181,000)	(341,000)	—	—	(401,000)	(923,000)
Balance, July 31, 2014	78,274,000	56,838,000	81,835,000	8,133,000	6,567,000	231,647,000
Acquisitions	11,093,000	2,965,000	6,104,000	—	—	20,162,000
Foreign currency translation	(2,360,000)	(931,000)	—	—	(827,000)	(4,118,000)
Sale of business	—	—	—	—	(5,740,000)	(5,740,000)
Balance, July 31, 2015	$87,007,000	$58,872,000	$87,939,000	$8,133,000	$—	$241,951,000

On July 31, 2015, we performed impairment studies of the Company’s goodwill and indefinite lived trademarks and trade names and concluded that such assets were not impaired. While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results and cash flows (which management believes to be reasonable), discount rates based on the Company’s weighted average cost of capital and appropriate benchmark peer companies. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future sales forecasts. Subsequent changes in these assumptions and estimates could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. At July 31, 2015, the fair value of all of our reporting units exceeded book value by substantial amounts, except our Dialysis segment, which had an estimated fair value that exceeded book value by approximately 17%. We believe the most significant assumptions impacting the impairment assessment of Dialysis relate to the assumed compounded annual sales growth and future operating efficiencies included in our projections of future operating results and cash flows of this segment. If future operating results and cash flows are substantially less than our projections, future impairment charges may be recorded. On July 31, 2015, management concluded that no events or changes in circumstances have occurred in fiscal 2015 that would indicate that the carrying amount of our intangible assets and goodwill may not be recoverable.

8.             Warranties

A summary of activity in the warranty reserves follows:

	Year Ended July 31,
	2015	2014

Beginning balance	$1,589,000	$1,261,000
Acquisitions	118,000	221,000
Provisions	2,583,000	2,627,000
Settlements	(2,523,000)	(2,519,000)
Foreign currency translation	(27,000)	(1,000)
Ending balance	$1,740,000	$1,589,000

The warranty provisions and settlements in fiscals 2015 and 2014 relate principally to the Company’s endoscope reprocessing and water purification products. Warranty reserves are included in accrued expenses in the Consolidated Balance Sheets.

9.             Financing Arrangements

In March 2014, we modified our $100,000,000 senior secured revolving credit facility (the “Former Revolving Credit Facility”) and $50,000,000 senior secured term loan facility (the “Former Term Loan Facility”) by entering into a $250,000,000 Third Amended and Restated Credit Agreement dated as of March 4, 2014 (the “2014 Credit Agreement”). The 2014 Credit Agreement includes a five-year $250,000,000 senior secured revolving facility with sublimits of up to $100,000,000 for borrowings in foreign currencies, $30,000,000 for letters of credit and $10,000,000 for swing line loans (the “2014 Revolving Credit Facility”).  The Former Term Loan Facility was terminated after the outstanding balance was reassigned to the 2014 Revolving Credit Facility. Subject to the satisfaction of certain conditions precedent including the consent of the lenders, the Company may from time to time increase the 2014 Revolving Credit Facility by an aggregate amount not to exceed $100,000,000. The senior lenders include Bank of America N.A. (the lead bank and administrative agent), PNC Bank, National Association, and Wells Fargo Bank, National Association. The 2014 Credit Agreement expires on March 4, 2019. Additionally, subject to certain restrictions and conditions (i) any of our domestic or foreign subsidiaries may become borrowers and (ii) borrowings may occur in multi-currencies. Furthermore, we incurred debt issuance costs of $1,318,000 relating to the 2014 Credit Agreement which was recorded in other assets along with the remaining unamortized debt issuance costs of $512,000 relating to the Former Revolving Credit Facility. The total of these two amounts is being amortized over the life of the 2014 Credit Agreement. The remaining unamortized debt issuance costs of $84,000 relating to the Former Term Loan Facility was charged to interest expense on March 4, 2014 when the Former Term Loan Facility was terminated. At July 31, 2015, unamortized debt issuance costs recorded in other assets amounted to $1,312,000.

Borrowings under the 2014 Credit Agreement bear interest at rates ranging from 0.25% to 1.25% above the lender’s base rate, or at rates ranging from 1.25% to 2.25% above the London Interbank Offered Rate (“LIBOR”), depending upon the Company’s “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2014 Credit Agreement (“Consolidated EBITDA”). At July 31, 2015, the lender’s base rate was 3.50% and the LIBOR rates ranged from 0.19% to 0.77%. The margins applicable to our outstanding borrowings were 0.25% above the lender’s base rate or 1.25% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at July 31, 2015. The 2014 Credit Agreement also provides for fees on the unused portion of our facility at rates ranging from 0.20% to 0.40%, depending upon our Consolidated Leverage Ratio; such rate was 0.20% at July 31, 2015.

In order to protect our interest rate exposure in future years, we entered into forward starting interest rate swap agreements in February 2012 in which we agreed to exchange our variable interest cash flows with fixed interest cash flows provided by one of our existing senior lenders. With respect to our Former Term Loan Facility, the interest rate swap was for the period that began August 8, 2012 and ended July 31, 2015, initially covering $40,000,000 of borrowings based on one-month LIBOR and thereafter reducing in quarterly $2,500,000 increments consistent with the mandatory repayment schedule, and the fixed interest cash flow was at a one-month LIBOR rate of 0.664%. As a result of the termination of our Former Term Loan Facility, this interest rate swap is no longer considered effective in mitigating the adverse impact on interest expense of increases in LIBOR. With respect to our Former Revolving Credit Facility, the interest rate swap was for the period that began August 8, 2012 and ended January 31, 2014, initially covering $25,000,000 of borrowings based on one-month LIBOR and thereafter reducing semi-annually by increments of $5,000,000, and the fixed interest cash flow was at a one-month LIBOR rate of 0.496%.

The 2014 Credit Agreement contains affirmative and negative covenants reasonably customary for similar credit facilities and is secured by (i) substantially all assets of Cantel and its United States-based subsidiaries, (ii) a pledge by Cantel of all of the outstanding shares of its United States-based subsidiaries and 65% of the outstanding shares of certain of Cantel’s foreign-based subsidiaries and (iii) a guaranty by Cantel’s domestic subsidiaries. We are in compliance with all financial and other covenants under the 2014 Credit Agreement.

On July 31, 2015, we had $78,500,000 of outstanding borrowings under the 2014 Credit Agreement. Subsequent to July 31, 2015, we repaid $7,000,000. In September, we borrowed $83,000,000 to fund the purchase price and transaction costs of the MI Acquisition resulting in total outstanding borrowings of $154,500,000 at September 29, 2015.

10.          Income Taxes

The consolidated effective tax rate was 37.1%, 36.9% and 35.0% for fiscals 2015, 2014 and 2013, respectively, and reflects income tax expense for our United States and international operations at their respective statutory rates.

The provision for income taxes consists of the following:

	Year Ended July 31,
	2015		2014		2013
	Current	Deferred	Current	Deferred	Current	Deferred

United States:
Federal	$24,602,000	$(425,000)	$22,119,000	$(896,000)	$18,122,000	$(351,000)
State	3,920,000	(218,000)	3,710,000	(348,000)	3,010,000	223,000
International	1,165,000	(806,000)	735,000	26,000	351,000	(240,000)
Total	$29,687,000	$(1,449,000)	$26,564,000	$(1,218,000)	$21,483,000	$(368,000)

The geographic components of income before income taxes are as follows:

	Year Ended July 31,
	2015	2014	2013

United States	$73,645,000	$67,288,000	$57,973,000
International	2,546,000	1,323,000	2,381,000
Total	$76,191,000	$68,611,000	$60,354,000

The consolidated effective income tax rate differed from the United States statutory tax rate of 35.0% in fiscals 2015, 2014 and 2013 due to the following:

	Year Ended July 31,
	2015	2014	2013

Expected statutory tax	35.0%	35.0%	35.0%
Differential attributable to:
Foreign operations	1.2%	-0.1%	-1.0%
State and local taxes	3.4%	3.2%	3.4%
Domestic production deduction	-2.4%	-2.3%	-2.1%
Acquisition related items, net (a)	-1.6%	0.7%	—
Loss on sale of business	1.1%	—	—
R&E tax credit	-0.5%	-0.3%	-0.8%
Other	0.9%	0.7%	0.5%
Consolidated effective tax rate	37.1%	36.9%	35.0%

(a)         For fiscal 2015, acquisition related items, net, consisted of favorable fair value adjustments of contingent liabilities, as more fully described in Note 6 to the Consolidated Financial Statements, partially offset by non-deductible transaction costs. For fiscal 2014, acquisition related items, net, consisted of unfavorable fair value adjustments of contingent liabilities and non-deductible transaction costs.

Deferred income tax assets and liabilities are comprised of the following:

	July 31,
	2015	2014
Current deferred tax assets:
Accrued expenses	$3,650,000	$2,753,000
Inventories	1,996,000	1,321,000
Accounts receivable	941,000	732,000
Subtotal	6,587,000	4,806,000
Valuation allowance	(354,000)	(1,255,000)
	$6,233,000	$3,551,000
Non-current deferred tax assets:
Other long-term liabilities	$690,000	$928,000
Stock-based compensation	2,640,000	2,633,000
Capital investment	546,000	175,000
Foreign tax credit	—	133,000
Domestic NOLs	498,000	2,660,000
Foreign NOLs	4,861,000	4,552,000
Subtotal	9,235,000	11,081,000
Valuation allowance	(1,683,000)	(2,283,000)
	7,552,000	8,798,000
Non-current deferred tax liabilities:
Property and equipment	(6,154,000)	(4,784,000)
Intangible assets	(14,711,000)	(12,554,000)
Goodwill	(10,409,000)	(9,265,000)
	(31,274,000)	(26,603,000)
Net non-current deferred tax liabilities	$(23,722,000)	$(17,805,000)

Deferred tax assets and liabilities have been adjusted for changes in statutory tax rates as appropriate. Such changes only have a significant impact in the United States, where a substantial portion of our deferred tax items exist. Such deferred tax items existing in the United States reflect a combined U.S. Federal and state effective rate of approximately 37.4% and 37.6% for fiscals 2015 and 2014, respectively.

At July 31, 2015, we had federal and state NOLs for domestic tax reporting purposes of $5,322,000.  Included in this amount is $74,000 in federal NOLs that originated from the acquisition of the Purity Water Company of San Antonio, Inc. on June 1, 2010 and will begin to expire on July 31, 2029. The remainder of $5,248,000 relates to New Jersey State NOLs for fiscal year 2014.  This NOL will start to expire on July 31, 2034.  Since we do not have any significant operations in New Jersey other than our corporate headquarters, we currently believe it is more likely than not that we will be unable to utilize these NOLs. Accordingly, a valuation allowance has been established for this state NOL.

For foreign tax reporting purposes, our NOLs at July 31, 2015 are approximately $21,945,000 and originated primarily from recent foreign acquisitions. Most of these NOLs do not expire and are fully available for utilization against future profits in certain non-U.S. tax jurisdictions. However, we have recorded a valuation allowance on $7,347,000 of these foreign NOLs, which are primarily associated with certain early-stage foreign operations. Since these early-stage foreign operations are not yet generating profits, we believe it is more likely than not that we will be unable to utilize these NOLs.

We decreased our overall valuation allowances during fiscal 2015 by $1,501,000 from $3,538,000 at July 31, 2014 to $2,037,000 at July 31, 2015, primarily due to the decrease in the New Jersey State NOLs, which were utilized in conjunction with the domestic internal movement of cash to our corporate headquarters in New Jersey. Such a decrease of our overall valuation allowances during fiscal 2015 did not have an impact on our consolidated effective tax rate.

During fiscals 2015 and 2014, no dividends were repatriated from our foreign subsidiaries. All of the undistributed earnings of our foreign subsidiaries are considered to be indefinitely reinvested at July 31, 2015. Accordingly, deferred taxes are not provided on undistributed earnings of foreign subsidiaries that are indefinitely reinvested. At July 31, 2015, the cumulative amount of such undistributed earnings indefinitely reinvested outside the United States was approximately $16,900,000. Determining the tax liability that would arise if these earnings were remitted is not practical.

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

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on July 31, 2012	$124,000
Activity during fiscal 2013	—
Unrecognized tax benefits on July 31, 2013	124,000
Activity during fiscal 2014	(124,000)
Unrecognized tax benefits on July 31, 2014	—
Activity during fiscal 2015	—
Unrecognized tax benefits on July 31, 2015	$—

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

11.          Commitments and Contingencies

Long-Term Contractual Obligations

As of July 31, 2015, aggregate annual required payments over the next five years and thereafter under our contractual obligations that have long-term components are as follows:

	Year Ended July 31,
	(Amounts in thousands)
	2016	2017	2018	2019	2020	Thereafter	Total

Maturity of the credit facility	$—	$—	$—	$78,500	$—	$—	$78,500
Expected interest payments under the credit facility (1)	1,421	1,421	1,421	828	—	—	5,091
Minimum commitments under noncancelable operating leases	4,940	3,972	2,788	2,041	2,831	977	17,549
Compensation agreements (2)	7,985	1,391	206	206	206	85	10,079
Contingent consideration (3)	—	—	135	360	492	129	1,116
Assumed contingent liability (4)	1	19	93	188	246	719	1,266
Contingent guaranteed obligation (5)	401	211	157	145	—	—	914
Deferred compensation and other	235	239	199	94	12	3	782
Total contractual obligations	$14,983	$7,253	$4,999	$82,362	$3,787	$1,913	$115,297

(1)         To fund the cash consideration paid and the costs associated with the MI Acquisition, we borrowed $83,000,000 in September 2015 under our revolving credit facility, thereby increasing the 2019 maturities of the credit facility from $78,500,000 at July 31, 2015 to $154,500,000 at September 29, 2015, net of repayments made during that period. Accordingly, the expected interest payments under the credit facility will be approximately $1,375,000 higher on an annualized basis as of September 29, 2015 as compared with July 31, 2015. The expected interest payments under our credit facility reflect an interest rate of 1.81%, which was our weighted average interest rate on outstanding borrowings at July 31, 2015.

(2)         In conjunction with the MI Acquisition on September 14, 2015, we entered into compensation agreements with six employees of the acquired business. As a result of these new agreements, the annual required payments for compensation agreements increased subsequent to July 31, 2015 by $1,134,000 and $223,000 for the years ending July 31, 2016 and 2017, respectively.

(3)         These future potential payments of contingent consideration relate to the Jet Prep Acquisition, as further explained below, and are reflected in the July 31, 2015 Consolidated Balance Sheet at its net present value of $751,000 using a discount rate of 12.6%.

(4)         These future potential payments of an assumed contingent liability relate to the Jet Prep Acquisition, as further explained below, and are reflected in the July 31, 2015 Consolidated Balance Sheet at its net present value of $1,138,000 using a discount rate of 2.5%.

(5)         These future potential payments of a contingent guaranteed obligation relate to the PuriCore Acquisition, as further explained below, and are reflected in the July 31, 2015 Consolidated Balance Sheet at its net present value of $888,000 using a discount rate of 10.1%.

Operating Leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Four of the more significant leases that contain escalation clauses are two building leases for our Water Purification and Filtration business and two building leases for our Healthcare Disposables business. The two Water Purification and Filtration building leases are for the United States headquarters in suburban Philadelphia, Pennsylvania and the Canadian headquarters in suburban Toronto, Ontario. The lease for the Philadelphia building provides for monthly base rent of approximately $16,800 during fiscal 2016 and escalates annually to approximately $20,100 in fiscal 2025 when it expires. The Toronto building lease provides for monthly base rent of approximately $12,800 in fiscal 2016 and escalates annually to approximately $13,300 in fiscal 2020 when it expires. Both the Philadelphia and Toronto building leases are guaranteed by Cantel. The Healthcare Disposables segment has two significant building leases with escalation clauses that are used for manufacturing and warehousing. One building lease in Sharon, Pennsylvania provides for monthly base rent of approximately $19,100 during fiscal 2016 and escalates annually to approximately $20,700 in fiscal 2024 when it expires. The second building lease in Santa Fe Springs, California provides for monthly base rent of approximately $18,000 in fiscal 2016 and escalates annually to approximately $20,100 in fiscal 2020 when it expires.

Our Healthcare Disposables business also leases a building in Cuba, New York for manufacturing and warehousing with monthly base rent of approximately $8,000 until it expires in fiscal 2019. This facility is owned by an entity controlled by two former owners of Sterilator who are now also employees in our Healthcare Disposable segment.

Rent expense related to operating leases for fiscal 2015 was recorded on a straight-line basis and aggregated $6,025,000, compared with $4,409,000 and $4,147,000 for fiscals 2014 and 2013, respectively. The increase in rent expense in fiscal 2015 was primarily due to the acquisitions of PuriCore and IMS on June 30, 2014 and November 3, 2014, respectively.

Contingent Consideration and Assumed Contingent Liability

In relation to the Jet Prep Acquisition, we have recorded at July 31, 2015 a $751,000  liability for the estimated fair value of contingent consideration payable to the sellers and a $1,138,000 liability for the estimated fair value of an assumed contingent obligation payable to the Israeli Government, as further described in Notes 3 and 6 to the Consolidated Financial Statements, which will be payable based on future sales of the Jet Prep Business (above a minimum threshold with respect to the contingent consideration liability). Additionally, in connection with the PuriCore Acquisition, we assumed a contingent guaranteed obligation to reimburse an endoscope service company for endoscope repair costs it incurs when servicing its customers’ endoscopes that are damaged by one of PuriCore’s discontinued endoscope reprocessing machine models, which has an estimated fair value of $888,000 at July 31, 2015, as further described in Notes 3 and 6 to the Consolidated Financial Statements. As such, the estimates of the annual required payments as well as the fair value of these contingent liabilities are subjective in nature and highly dependent on future sales projections. Additionally, since we will be continually re-measuring these liabilities at each balance sheet date and recording changes in the respective fair values through our Consolidated Statements of Income, we may potentially have significant earnings volatility in our future results of operations until the completion of the seven year period with respect to the contingent consideration liability and until the assumed contingent obligation and contingent guaranteed obligation are satisfied, or until the sales of the Jet Prep products no longer exist.

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

Other Long-Term Obligations

In relation to the IMS Acquisition on November 3, 2014, we assumed an $843,000 liability to the central bank of Italy as part of funding provided by an Italian government agency, of which $187,000 and $656,000 were recorded in accrued expenses and other long-term liabilities, respectively. Such amount was a portion of the financial support obtained from the Italian government’s Ministry of Education, Universities and Research to fund research and development activity relating to IMS’s automated endoscope reprocessors. The liability is payable in semi-annual installments, bears interest at 0.25% per annum and has a maturity date of January 1, 2019. At July 31, 2015, $572,000 is outstanding, of which $162,000 is recorded in accrued expense and $410,000 is recorded in other long-term liabilities.

Additionally, other long-term obligations include deferred compensation arrangements for certain former Medivators directors and officers and is recorded in other long-term liabilities.

12.          Accumulated Other Comprehensive Income (Loss)

The components and changes in accumulated other comprehensive income (loss) for fiscals 2015, 2014 and 2013 were as follows:

	Foreign
	Currency	Interest Rate
	Translation	Swap
	Adjustments	Agreements	Total

Balance, July 31, 2012	$8,385,000	$(210,000)	$8,175,000
Other comprehensive loss before reclassifications	(435,000)	(50,000)	(485,000)
Income tax effect on other comprehensive loss before reclassifications	3,130,000	18,000	3,148,000
Reclassification adjustments to interest expense for losses on interest rate swaps included in net income during the period	—	222,000	222,000
Income tax effect on reclassification adjustments	—	(83,000)	(83,000)
Balance, July 31, 2013	11,080,000	(103,000)	10,977,000
Other comprehensive loss before reclassifications	(1,528,000)	(47,000)	(1,575,000)
Income tax effect on other comprehensive loss before reclassifications	—	17,000	17,000
Reclassification adjustments to interest expense for losses on interest rate swaps included in net income during the period	—	96,000	96,000
Reclassification adjustments for ineffective hedge on interest rate swap included in net income during the period	—	113,000	113,000
Income tax effect on reclassification adjustments	—	(76,000)	(76,000)
Balance, July 31, 2014	9,552,000	—	9,552,000
Other comprehensive loss before reclassifications	(7,064,000)	—	(7,064,000)
Reclassification adjustment to loss on sale of business for foreign currency translation gain included in net income during the period	(1,264,000)	—	(1,264,000)
Balance, July 31, 2015	$1,224,000	$—	$1,224,000

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

The following table sets forth the computation of basic and diluted EPS available to shareholders of common stock (excluding participating securities):

	Year Ended July 31,
	2015	2014	2013
Numerator for basic and diluted earnings per share:
Net income	$47,953,000	$43,265,000	$39,239,000
Less income allocated to participating securities	(433,000)	(581,000)	(608,000)
Net income available to common shareholders	$47,520,000	$42,684,000	$38,631,000

Denominator for basic and diluted earnings per share, as adjusted for participating securities:
Denominator for basic earnings per share - weighted average number of shares outstanding attributable to common stock	41,139,467	40,751,629	40,267,885

Dilutive effect of stock options using the treasury stock method and the average market price for the year	63,133	159,685	289,007

Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	41,202,600	40,911,314	40,556,892

Earnings per share attributable to common stock:
Basic earnings per share	$1.16	$1.05	$0.96

Diluted earnings per share	$1.15	$1.04	$0.95

Stock options excluded from weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	—	—	—

A reconciliation of weighted average number of shares and common stock equivalents attributable to common stock, as determined above, to the Company’s total weighted average number of shares and common stock equivalents, including participating securities, is set forth in the following table:

	Year Ended July 31,
	2015	2014	2013
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	41,202,600	40,911,314	40,556,892

Participating securities	378,706	558,252	639,827

Total weighted average number of shares and common stock equivalents attributable to both common stock and participating securities	41,581,306	41,469,566	41,196,719

14.                               Repurchase of Shares

The Company does not currently have a publicly announced stock repurchase program. All of the shares purchased during fiscals 2015 and 2014 represent shares surrendered to the Company relating to cashless exercises of stock options and to pay employee withholding taxes due upon the vesting of restricted stock or the exercise of stock options. In fiscals 2015 and 2014, such purchases amounted to 109,367 and 155,894 shares at a total average price per share of $37.61 and $33.65, respectively.

Upon exercise of stock options or grant of stock awards, we typically issue new shares of our common stock as opposed to using treasury shares.

15.                               Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Consolidated Statements of Income:

	Year Ended July 31,
	2015	2014	2013

Cost of sales	$270,000	$337,000	$174,000
Operating expenses:
Selling	608,000	665,000	329,000
General and administrative	4,897,000	4,339,000	3,198,000
Research and development	92,000	68,000	32,000
Total operating expenses	5,597,000	5,072,000	3,559,000
Stock-based compensation before income taxes	5,867,000	5,409,000	3,733,000
Income tax benefits	(2,026,000)	(1,909,000)	(1,343,000)
Total stock-based compensation expense, net of tax	$3,841,000	$3,500,000	$2,390,000

The above stock-based compensation expense before income taxes was recorded in the Consolidated Financial Statements as stock-based compensation expense and an increase to additional paid-in capital. The related income tax benefits were recorded as either an increase to current deferred income tax assets or long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) and a reduction to income tax expense.

All of our stock options and stock awards are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis over the vesting period, reduced by estimated forfeitures. At July 31, 2015, total unrecognized stock-based compensation expense, before income taxes, related to total nonvested stock options and stock awards was $7,491,000 with a remaining weighted average period of 17 months over which such expense is expected to be recognized. The majority of our nonvested awards relate to stock awards.

We determine the fair value of each stock award using the closing market price of our common stock on the date of grant.

A summary of nonvested stock award activity follows:

		Weighted
	Number of	Average
	Shares	Fair Value

Nonvested stock awards at July 31, 2012	708,008	$9.15
Granted	210,484	17.55
Canceled	(14,244)	11.31
Vested	(298,481)	9.26
Nonvested stock awards at July 31, 2013	605,767	11.96
Granted	258,760	31.95
Canceled	(10,066)	15.70
Vested	(328,619)	11.13
Nonvested stock awards at July 31, 2014	525,842	22.25
Granted	144,278	39.77
Canceled	(12,804)	26.20
Vested	(313,797)	18.62
Nonvested stock awards at July 31, 2015	343,519	$32.77

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

Weighted-Average
Black-Scholes Option	Year Ended	Year Ended
Valuation Assumptions	July 31, 2015	July 31, 2014

Dividend yield	0.25%	0.28%
Expected volatility (1)	33.90%	42.70%
Risk-free interest rate (2)	1.55%	1.44%
Expected lives (in years) (3)	5.00	5.00

(1) Volatility was based on historical closing prices of our common stock.

(2) The U.S. Treasury rate based on the expected life at the date of grant.

(3) Based on historical exercise behavior.

Additionally, all options were considered to be deductible for tax purposes in the valuation model. Such non-qualified options were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant. In fiscals 2015 and 2014, the weighted average fair value of options granted was $11.54 and $12.08, respectively. The aggregate intrinsic value (i.e. the excess market price over the exercise price) of all options exercised was approximately $5,178,000, $5,702,000 and $6,616,000 in fiscals 2015, 2014 and 2013, respectively. The aggregate fair value of all options vested was approximately $248,000, $127,000 and $677,000 in fiscals 2015, 2014 and 2013, respectively.

A summary of stock option activity follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at July 31, 2012	823,235	$6.57
Granted	52,500	17.04
Canceled	(9,000)	8.40
Exercised	(462,904)	6.26
Outstanding at July 31, 2013	403,831	8.25
Granted	30,000	31.81
Exercised	(211,339)	6.82
Outstanding at July 31, 2014	222,492	12.78
Granted	25,000	36.70
Exercised	(139,992)	7.11
Outstanding at July 31, 2015	107,500	$25.73

Exercisable at July 31, 2013	351,331	$6.94

Exercisable at July 31, 2014	157,492	$8.21

Exercisable at July 31, 2015	45,000	$20.32

The outstanding options at July 31, 2015 and 2014 had an aggregate intrinsic value of approximately $3,133,000 and $4,616,000, respectively. As of July 31, 2015 and 2014, all of the outstanding options had vested or were expected to vest in future periods.

Upon exercise of stock options or grant of stock awards, we typically issue new shares of our common stock as opposed to using treasury shares.

If certain criteria are met when options are exercised or restricted stock becomes vested, the Company is allowed a deduction on its United States income tax return. Accordingly, we account for the income tax effect on such income tax deductions as a reduction of previously recorded deferred income tax assets and as a reduction of income taxes payable. Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the tax benefit on stock compensation expense which was determined based upon the award’s fair value at the time the award is granted. The differences noted above between actual tax deductions and the previously recorded deferred income tax assets are recorded as additional paid-in capital. In fiscals 2015 and 2014, such income tax deductions reduced income taxes payable by $5,317,000 and $5,905,000, respectively, and increased additional paid-in-capital by $3,168,000 and $4,391,000, respectively. We classify the cash flows resulting from excess tax benefits as financing cash flows on our Consolidated Statements of Cash Flows.

The following table summarizes additional information related to stock options outstanding at July 31, 2015:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Remaining	Weighted
	Number	Contractual	Average	Number	Contractual	Average
Range of Exercise	Outstanding	Life	Exercise	Exercisable	Life	Exercise
Prices	at July 31, 2015	(Months)	Price	At July 31, 2015	(Months)	Price

$17.04	52,500	27	$17.04	35,000	27	$17.04
$31.81 - $36.70	55,000	44	$34.03	10,000	39	$31.81
$17.04 - $36.70	107,500		$25.73	45,000		$20.32

Total Intrinsic Value	$3,133,000			$1,555,000

A summary of our 2006 Equity Incentive Plan follows:

The Cantel Medical Corp. 2006 Equity Incentive Plan (the “2006 Plan”) provides for the granting of stock options (including incentive stock options), restricted stock awards, stock appreciation rights and performance-based awards (collectively “equity awards”) to our employees and non-employee directors. The 2006 Plan does not permit the granting of discounted options or discounted stock appreciation rights. The maximum number of shares as to which stock options and stock awards may be granted under the 2006 Plan is 5,591,000 shares, of which 2,700,000 shares are authorized for issuance pursuant to stock options and stock appreciation rights and 2,891,000 shares are authorized for issuance pursuant to restricted stock and other stock awards.  Stock options outstanding under this plan:

• were granted at the closing market price at the time of the grant,

• were granted as stock options that do not qualify as incentive stock options,

• are exercisable in three equal annual installments commencing on the first anniversary of the grant date, and

• expire five years from the date of the grant.

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

Restricted stock shares outstanding under this plan are subject to risk of forfeiture solely due to an employment length-of-service restriction, with such restriction lapsing as to one-third of the shares on each of the first three anniversaries of the grant date subject to being employed by the Company through such vesting date. At July 31, 2015, options to purchase 107,500 shares of common stock were outstanding, and 343,519 unvested restricted stock shares were outstanding, under the 2006 Plan. At July 31, 2015, 361,810 shares are available for issuance pursuant to stock options and stock appreciation rights and 511,089 shares are available for issuance pursuant to restricted stock and other stock awards. The 2006 Plan expires on November 13, 2016.

16.                               Retirement Plans

We have 401(k) Savings and Retirement Plans for the benefit of eligible United States employees. Additionally, our Canadian and certain European subsidiaries maintain profit sharing plans for the benefit of eligible employees. Contributions by the Company are both discretionary and non-discretionary and are limited in any year to the amount allowable by government tax authorities.

Aggregate employer contributions recognized under these plans were $2,541,000, $2,196,000 and $2,540,000 for fiscals 2015, 2014 and 2013, respectively.

17.                               Supplemental Cash Flow Information

Interest paid was $1,970,000, $1,787,000 and $2,643,000 for fiscals 2015, 2014 and 2013, respectively.

Income tax payments were $25,239,000, $20,481,000 and $17,116,000 for fiscals 2015, 2014 and 2013, respectively.

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

None of our customers accounted for 10% or more of our consolidated net sales during fiscals 2015, 2014 and 2013, except for DaVita Inc. (“DaVita”), which accounted for approximately 10.0% and 10.4%, of our consolidated net sales in fiscals 2014 and 2013, respectively. Net sales to DaVita were $48,620,000 and $44,204,000 in fiscals 2014 and 2013, respectively.

The Company’s segments are as follows:

Endoscopy, which includes medical device reprocessing systems, disinfectants, detergents and other supplies used to high-level disinfect flexible endoscopes and disposable infection control products intended to reduce the challenges with proper cleaning and high-level disinfection of numerous reusable components used in GI endoscopy procedures. This segment recently commenced the sale of endoscope transport and storage systems, a comprehensive range of endoscopy consumable accessories, and OEM mobile medical carts. Additionally, this segment includes technical maintenance service on its products.

Water Purification and Filtration, which includes water purification equipment and services, filtration and separation products and disinfectants, sterilization and decontamination products and services for the medical, pharmaceutical, biotech, beverage and commercial industrial markets.

Two customers collectively accounted for approximately 45.9% of our Water Purification and Filtration segment net sales in fiscal 2015.

Healthcare Disposables, which includes single-use, infection prevention and control healthcare products including face masks, sterilization pouches, towels and bibs, tray covers, saliva ejectors, germicidal wipes, plastic cups and disinfectants, as well as a filter system for maintaining safe dental unit waterlines. This segment also manufactures and sells biological and chemical indicators for sterility assurance monitoring services in the acute-care, alternate-care and dental markets.

Four customers collectively accounted for approximately 49.0% of our Healthcare Disposables segment net sales in fiscal 2015.

Dialysis, which includes medical device reprocessing systems, sterilants/disinfectants, dialysate concentrates and other supplies for renal dialysis. Additionally, this segment includes technical maintenance service on its products.

DaVita accounted for approximately 27.7% of our Dialysis segment net sales in fiscal 2015.

Other

In addition, we had another operating segment through April 7, 2015, known as Specialty Packaging.  This segment included specialty packaging and thermal control products, as well as related compliance training, for the transport of infectious and biological specimens and thermally sensitive pharmaceutical, medical and other products. The Specialty Packaging operating segment, which comprised the Other reporting segment for financial reporting purposes, was divested on April 7, 2015 as further described in Note 19 to the Consolidated Financial Statements.

The operating segments follow the same accounting policies used for our Consolidated Financial Statements as described in Note 2.

Information as to operating segments is summarized below:

	Year Ended July 31,
	2015	2014	2013

Net sales:
Endoscopy	$248,654,000	$190,440,000	$160,317,000
Water Purification and Filtration	173,834,000	159,505,000	134,196,000
Healthcare Disposables	106,920,000	101,809,000	90,904,000
Dialysis	31,240,000	30,926,000	33,148,000
Other	4,356,000	6,069,000	6,461,000
Total	$565,004,000	$488,749,000	$425,026,000

	Year Ended July 31,
	2015	2014	2013
Operating income by segment:
Endoscopy	$40,863,000	$34,194,000	$32,361,000
Water Purification and Filtration	30,606,000	25,750,000	16,381,000
Healthcare Disposables	19,904,000	18,720,000	17,576,000
Dialysis	6,749,000	7,547,000	8,705,000
Other	1,118,000	815,000	857,000
	99,240,000	87,026,000	75,880,000
General corporate expenses	(18,479,000)	(16,098,000)	(12,692,000)
Income from operations	80,761,000	70,928,000	63,188,000
Interest expense, net	(2,364,000)	(2,317,000)	(2,834,000)
Other expense	(2,206,000)	—	—

Income before income taxes	$76,191,000	$68,611,000	$60,354,000

	Year Ended July 31,
	July 31,
	2015	2014	2013
Identifiable assets:
Endoscopy	$238,799,000	$203,582,000	$157,340,000
Water Purification and Filtration	138,069,000	126,397,000	123,454,000
Healthcare Disposables	145,391,000	138,240,000	137,577,000
Dialysis	26,452,000	25,420,000	24,394,000
Other	—	9,316,000	10,078,000
General corporate, including cash and cash equivalents	35,320,000	33,190,000	34,828,000
Total	$584,031,000	$536,145,000	$487,671,000

	Year Ended July 31,
	2015	2014	2013
Capital expenditures:
Endoscopy	$7,042,000	$6,820,000	$3,058,000
Water Purification and Filtration	2,984,000	3,318,000	2,319,000
Healthcare Disposables	1,587,000	1,367,000	699,000
Dialysis	894,000	1,444,000	576,000
Other	19,000	34,000	30,000
General corporate	234,000	558,000	63,000
Total	$12,760,000	$13,541,000	$6,745,000

	Year Ended July 31,
	2015	2014	2013
Depreciation and amortization:
Endoscopy	$10,729,000	$7,001,000	$6,374,000
Water Purification and Filtration	5,257,000	4,416,000	3,866,000
Healthcare Disposables	6,354,000	5,968,000	5,500,000
Dialysis	1,382,000	1,142,000	1,188,000
Other	78,000	294,000	321,000
General corporate	157,000	65,000	14,000
Total	$23,957,000	$18,886,000	$17,263,000

Information as to geographic areas (including net sales which represent the geographic area from which the Company derives its net sales from external customers) is summarized below:

	Year Ended July 31,
	2015	2014	2013

Net sales:
United States	$447,848,000	$403,892,000	$357,378,000
Europe/Africa/Middle East	62,193,000	32,634,000	23,415,000
Asia/Pacific	28,529,000	24,736,000	21,895,000
Canada	19,306,000	20,729,000	18,732,000
Latin America/South America	7,128,000	6,758,000	3,606,000
Total	$565,004,000	$488,749,000	$425,026,000

	July 31,
	2015	2014	2013
Total long-lived assets:
United States	$57,080,000	$53,221,000	$47,043,000
Europe	9,122,000	2,275,000	155,000
Asia/Pacific	1,081,000	1,112,000	1,030,000
Canada	600,000	1,029,000	1,236,000
Total	67,883,000	57,637,000	49,464,000
Goodwill and intangible assets, net	327,787,000	314,599,000	287,547,000
Total	$395,670,000	$372,236,000	$337,011,000

19.                               Disposition of Business

In fiscal 2015, we conducted a strategic review of our Specialty Packaging business and evaluated its potential value in the marketplace relative to the business’s historic and expected returns and concluded that the business was not part of our core strategy and could return a higher value to stockholders by its divestiture. Accordingly, our Specialty Packaging business (reported in the Other reporting segment) was classified as held-for-sale within our Condensed Consolidated Balance Sheet beginning October 31, 2014. Since the operating results of the Specialty Packaging segment, as shown in Note 18 to the Consolidated Financial Statements, were not significant in relation to our overall consolidated operating results, the lack of operating results from this business due to its divestiture will not have a major effect on our operations and financial results, and accordingly, has not been classified as a discontinued operation for any of the periods presented.

On April 7, 2015, we completed the sale of our Specialty Packaging business to a global packaging and service company by selling all the issued and outstanding stock of our Specialty Packaging subsidiary in exchange for $7,531,000 in cash proceeds, of which $660,000 is held in escrow for indemnity obligations, if any, until October 7, 2016 and is recorded in other assets in our Consolidated Balance Sheet. In addition, we incurred approximately $1,128,000 in costs associated with the disposition of this business including bonuses associated with the sale, accelerated stock-based compensation and to a lesser extent certain advisory fees. Furthermore as a result of this disposition, we recognized a foreign currency translation gain of $1,264,000 in our Consolidated Statement of Income, which was recorded in stockholders’ equity immediately preceding the disposition. Such foreign currency translation gain was a result of the monthly translation of the Specialty Packaging segment’s balance sheets beginning in 2004, when the business was acquired. In addition, due to the inability to currently deduct a capital loss and the uncertainty of utilizing a capital loss tax benefit in the future, a tax benefit was not recognized on a portion of the recorded loss on sale of the business. Overall, this transaction, including costs associated with the disposition and the recognition of a foreign currency translation gain, resulted in a $2,206,000 loss, or $0.04 in diluted earnings per share, which was recorded in loss on sale of business in our Consolidated Statements of Income in fiscal 2015. Such amount is subject to further adjustments upon finalization of taxes, which such estimate is currently recorded as a nominal amount, or indemnity obligations, if any.

The following table presents the carrying amounts of assets and liabilities held-for-sale immediately preceding the disposition on April 7, 2015, which are excluded from our Consolidated Balance Sheet at July 31, 2015.

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

21.          Quarterly Results of Operations (unaudited)

The following is a summary of the quarterly results of operations for the years ended July 31, 2015 and 2014:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2015
Net sales	$136,811,000	$135,430,000	$141,508,000	$151,255,000
Cost of sales	76,297,000	74,839,000	77,909,000	82,492,000
Gross profit	60,514,000	60,591,000	63,599,000	68,763,000
Gross profit percentage	44.2%	44.7%	44.9%	45.5%

Net income	$11,239,000	$11,085,000	$12,356,000	$13,273,000

Earnings per common share:
Basic	$0.27	$0.27	$0.30	$0.32
Diluted (1)	$0.27	$0.27	$0.30	$0.32

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2014
Net sales	$118,272,000	$119,042,000	$120,058,000	$131,377,000
Cost of sales	66,773,000	66,707,000	67,640,000	74,330,000
Gross profit	51,499,000	52,335,000	52,418,000	57,047,000
Gross profit percentage	43.5%	44.0%	43.7%	43.4%

Net income	$11,185,000	$11,126,000	$10,249,000	$10,705,000

Earnings per common share:
Basic	$0.27	$0.27	$0.25	$0.26
Diluted (1)	$0.27	$0.27	$0.25	$0.26

(1)         The summation of quarterly earnings per share does not equal the fiscal year earnings per share due to rounding.

CANTEL MEDICAL CORP.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at						Balance
	Beginning					Translation	at End
	of Period	Additions		(Deductions)		Adjustments	of Period
Allowance for doubtful accounts:

Year ended July 31, 2015	$1,874,000	$464,000		$(227,000)		$(19,000)	$2,092,000

Year ended July 31, 2014	$1,265,000	$706,000		$(95,000)		$(2,000)	$1,874,000

Year ended July 31, 2013	$1,041,000	$516,000		$(291,000)		$(1,000)	$1,265,000

Reserve for excess and obsolete inventory:

Year ended July 31, 2015	$4,419,000	$1,494,000		$(1,796,000)		$(222,000)	$3,895,000

Year ended July 31, 2014	$1,781,000	$3,480,000		$(802,000)		$(40,000)	$4,419,000

Year ended July 31, 2013	$1,957,000	$750,000		$(922,000)		$(4,000)	$1,781,000
	.
Deferred tax asset valuation allowance:

Year ended July 31, 2015	$3,538,000	$1,010,000		$(2,420,000	)(1)	$(91,000)	$2,037,000

Year ended July 31, 2014	$308,000	$3,363,000	(1)	$(126,000)		$(7,000)	$3,538,000

Year ended July 31, 2013	$1,275,000	$133,000		$(1,023,000)		$(77,000)	$308,000

(1)         The amounts primarily include additions and deductions of valuation allowances associated with New Jersey net operating losses, as further explained in Note 10 to the Consolidated Financial Statements.

