Form 10-Q
period 2015-10-31
CANTEL MEDICAL CORP
filed 2015-12-10
CIK 19446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

Form 10-Q

☒                              Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 31, 2015.

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

Number of shares of common stock outstanding as of November 30, 2015: 41,703,497.

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands, Except Share Data)

(Unaudited)

	October 31,	July 31,
	2015	2015
Assets
Current assets:
Cash and cash equivalents	$31,131	$31,720
Accounts receivable, net of allowance for doubtful accounts of $2,252 at October 31 and $2,092 at July 31	73,910	69,805
Inventories, net	78,619	72,078
Deferred income taxes	6,193	6,233
Prepaid expenses and other current assets	12,593	8,525
Total current assets	202,446	188,361
Property and equipment, net	69,160	62,541
Intangible assets, net	119,803	85,836
Goodwill	280,459	241,951
Other assets	5,794	5,342
	$677,662	$584,031
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,085	$16,184
Compensation payable	13,896	18,557
Accrued expenses	18,683	15,092
Deferred revenue	19,404	18,323
Dividends payable	2,502	—
Income taxes payable	6,497	2,468
Total current liabilities	75,067	70,624

Long-term debt	147,500	78,500
Deferred income taxes	33,666	23,722
Other long-term liabilities	3,800	4,552

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $.10 per share; authorized 75,000,000 shares; issued October 31 - 46,074,555 shares, outstanding October 31 - 41,708,047 shares; issued July 31 - 45,913,154 shares, outstanding July 31 - 41,604,359 shares	4,607	4,591
Additional paid-in capital	159,243	156,050
Retained earnings	298,857	287,105
Accumulated other comprehensive income	397	1,224
Treasury Stock, at cost; October 31 - 4,366,508 shares at cost; July 31 - 4,308,795 shares at cost	(45,475)	(42,337)
Total stockholders’ equity	417,629	406,633
	$677,662	$584,031

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	October 31,
	2015	2014
Net sales
Product sales	$133,806	$119,799
Product services	19,973	17,012
Total net sales	153,779	136,811

Cost of sales
Product sales	69,141	64,096
Product services	13,440	12,201
Total cost of sales	82,581	76,297

Gross profit	71,198	60,514

Expenses:
Selling	21,460	19,411
General and administrative	22,197	18,507
Research and development	3,765	3,549
Total operating expenses	47,422	41,467

Income from operations	23,776	19,047

Interest expense	766	550
Interest income	(21)	(16)

Income before income taxes	23,031	18,513

Income taxes	8,777	7,274

Net income	$14,254	$11,239

Earnings per common share:
Basic	$0.34	$0.27

Diluted	$0.34	$0.27

Dividends per common share	$0.06	$—

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar Amounts in Thousands)

(Unaudited)

	Three Months Ended
	October 31,
	2015	2014

Net income	$14,254	$11,239

Other comprehensive loss:
Foreign currency translation, net of tax	(827)	(1,891)
Total other comprehensive loss, net of tax	(827)	(1,891)

Comprehensive income	$13,427	$9,348

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

(Unaudited)

	Three Months Ended
	October 31,
	2015	2014

Cash flows from operating activities
Net income	$14,254	$11,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,822	2,312
Amortization	3,094	2,956
Stock-based compensation expense	1,720	1,581
Amortization of debt issuance costs	100	100
Loss on disposal of fixed assets	100	13
Fair value adjustments to acquisition related liabilities	(592)	147
Deferred income taxes	1,322	1,488
Excess tax benefits from stock-based compensation	(1,489)	(2,473)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(236)	(2,950)
Inventories	(2,295)	(1,389)
Prepaid expenses and other current assets	(5,534)	(783)
Accounts payable and other current liabilities	(3,005)	(4,087)
Income taxes	4,854	4,549
Net cash provided by operating activities	15,115	12,703

Cash flows from investing activities
Capital expenditures	(3,167)	(3,055)
Proceeds from disposal of fixed assets	—	15
Acquisition of Medical Innovations, net of cash acquired	(79,810)	—
Restricted cash for IMS Acquisition	—	(24,257)
Net asset value adjustment for PuriCore Acquisition	—	337
Other, net	(12)	(56)
Net cash used in investing activities	(82,989)	(27,016)

Cash flows from financing activities
Borrowings under revolving credit facility	83,000	25,000
Repayments under revolving credit facility	(14,000)	(12,000)
Proceeds from exercises of stock options	—	323
Excess tax benefits from stock-based compensation	1,489	2,473
Purchases of treasury stock	(3,138)	(3,274)
Net cash provided by financing activities	67,351	12,522

Effect of exchange rate changes on cash and cash equivalents	(66)	(276)

Decrease in cash and cash equivalents	(589)	(2,067)
Cash and cash equivalents at beginning of period	31,720	31,781
Cash and cash equivalents at end of period	$31,131	$29,714

See accompanying notes.

CANTEL MEDICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.                                                         Basis of Presentation

The unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles for interim financial reporting and the requirements of Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Annual Report of Cantel Medical Corp. (“Cantel”) on Form 10-K for the fiscal year ended July 31, 2015 (the “2015 Form 10-K”) and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

The unaudited interim financial statements reflect all adjustments (of a normal and recurring nature) which management considers necessary for a fair presentation of the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The Condensed Consolidated Balance Sheet at July 31, 2015 was derived from the audited Consolidated Balance Sheet of Cantel at that date.

As more fully described in Note 15 to the Condensed Consolidated Financial Statements, we operate our business through the following four operating segments: Endoscopy, Water Purification and Filtration, Healthcare Disposables and Dialysis. The Specialty Packaging operating segment, which comprised the Other reporting segment for financial reporting purposes, was divested on April 7, 2015 as more fully described in Note 16 to the Condensed Consolidated Financial Statements.

We operate our four operating segments through wholly-owned subsidiaries in the United States and internationally. Our principal operating subsidiaries in the United States are Medivators Inc., Mar Cor Purification, Inc., Crosstex International, Inc. and SPS Medical Supply Corp. Internationally, our primary operating subsidiaries include Cantel Medical (UK) Limited, Cantel Medical Asia/Pacific Ltd., Cantel Medical Devices (China) Co., Ltd., Biolab Equipment Ltd., Medivators B.V., Cantel Medical (Italy) S.r.l. and effective September 14, 2015, Medical Innovations Group Holdings Limited.

We acquired all of the issued and outstanding stock of Medical Innovations Group Holdings Limited and certain affiliated companies (collectively “MI”) on September 14, 2015, as more fully described in Note 3 to the Condensed Consolidated Financial Statements. The business of MI did not have a significant effect on our consolidated results of operations for the three months ended October 31, 2015 due to the size of the business in relation to our overall consolidated results of operations and is not reflected in our consolidated results of operations for the three months ended October 31, 2014. The acquisition of MI is included in our Endoscopy segment.

In our prior fiscal year, we acquired (i) all of the issued and outstanding stock of MRLB International, Inc. (“MRLB”) on February 20, 2015 (the “DentaPure Acquisition”), (ii) certain net assets of Pure Water Solutions, Inc. (“PWS”) on January 1, 2015 (the “PWS Acquisition”) and (iii) all of the issued and outstanding stock of International Medical Service S.r.l. (“IMS”) on November 3, 2014 (the “IMS Acquisition”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. The businesses of MRLB (the “DentaPure Business”), PWS (the “PWS

Business”) and IMS (the “IMS Business”) did not have a significant effect on our consolidated results of operations for the three months ended October 31, 2015 due to the size of the businesses in relation to our overall consolidated results of operations and are not reflected in our consolidated results of operations for the three months ended October 31, 2014. The DentaPure Business is included in our Healthcare Disposables segment, the PWS Business is included in our Water Purification and Filtration segment and the IMS Business is included in our Endoscopy segment. Subsequent to its acquisition, we changed the name of International Medical Service S.r.l. to Cantel Medical (Italy) S.r.l.

Throughout this document, references to “Cantel,” “us,” “we,” “our,” and the “Company” are references to Cantel Medical Corp. and its subsidiaries, except where the context makes it clear the reference is to Cantel itself and not its subsidiaries.

Subsequent Events

We performed a review of events subsequent to October 31, 2015. Based upon that review, no subsequent events occurred that required updating to our Condensed Consolidated Financial Statements or disclosures.

Note 2.                                                         Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Income:

	Three Months Ended
	October 31,
	2015	2014

Cost of sales	$79,000	$99,000
Operating expenses:
Selling	190,000	186,000
General and administrative	1,425,000	1,279,000
Research and development	26,000	17,000
Total operating expenses	1,641,000	1,482,000
Stock-based compensation before income taxes	1,720,000	1,581,000
Income tax benefits	(613,000)	(539,000)
Total stock-based compensation expense, net of tax	$1,107,000	$1,042,000

The above stock-based compensation expense before income taxes was recorded in the Condensed Consolidated Financial Statements as stock-based compensation expense and an increase to additional paid-in capital. The related income tax benefits were recorded as either an increase to current deferred income tax assets or long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) and a reduction to income tax expense. All of our stock options and stock awards (which consist only of restricted shares) are expected to be deductible for tax purposes, except for certain restricted shares granted to employees residing outside of the United States, and were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant.

All of our stock options and stock awards are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis over the vesting period, reduced by estimated forfeitures. At October 31, 2015, total unrecognized stock-based compensation expense, before income taxes, related to total nonvested stock options and stock awards was $22,064,000 with a remaining weighted average period of 26 months over which such expense is expected to be recognized. Most of our nonvested awards relate to stock awards.

We determine the fair value of each stock award using the closing market price of our common stock on the date of grant.

A summary of nonvested stock award activity follows:

		Weighted
	Number of	Average
	Shares	Fair Value

Nonvested stock awards at July 31, 2015	343,519	$32.77
Granted	161,923	54.23
Canceled	(522)	31.81
Vested	(152,601)	28.60
Nonvested stock awards at October 31, 2015	352,319	$44.44

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for options granted during the three months ended October 31, 2015 and 2014:

Weighted-Average
Black-Scholes Option	Three Months Ended	Three Months Ended
Valuation Assumptions	October 31, 2015	October 31, 2014

Dividend yield	0.22%	0.25%
Expected volatility (1)	55.90%	33.90%
Risk-free interest rate (2)	1.41%	1.55%
Expected lives (in years) (3)	5.00	5.00

(1) Volatility was based on historical closing prices of our common stock.

(2) The U.S. Treasury rate based on the expected life at the date of grant.

(3) Based on historical exercise behavior.

Additionally, all options were considered to be deductible for tax purposes in the valuation model. Such non-qualified options were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant. For the three months ended October 31, 2015 and 2014, these non-qualified options had a weighted average fair value of $26.49 and $11.54, respectively.

There were no option exercises during the three months ended October 31, 2015. For the three months ended October 31, 2014, the aggregate intrinsic value (i.e. the excess market price over the exercise price) of all options exercised was approximately $2,420,000.

A summary of stock option activity follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at July 31, 2015	107,500	$25.73
Granted	15,000	55.36
Outstanding at October 31, 2015	122,500	$29.36

Exercisable at July 31, 2015	45,000	$20.32

Exercisable at October 31, 2015	80,834	$22.72

If certain criteria are met when options are exercised or restricted stock becomes vested, we are allowed a deduction on our United States income tax return. Accordingly, we account for the income tax effect on such income tax deductions as a reduction of previously recorded deferred income tax assets and as a reduction of income taxes payable. Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the tax benefit on stock compensation expense which was determined based upon the award’s fair value at the time the award was granted. The differences noted above between actual tax deductions and the previously recorded deferred income tax assets are recorded as additional paid-in capital. For the three months ended October 31, 2015 and 2014, income tax deductions of $3,041,000 and $4,198,000, respectively, were generated and increased additional paid-in capital by $1,489,000 and $2,473,000, respectively. We classify the cash flows resulting from excess tax benefits as financing cash flows in our Condensed Consolidated Statements of Cash Flows.

Note 3.                                                         Acquisitions

Fiscal 2016

Medical Innovations Group Holdings Limited

On September 14, 2015, we acquired all of the issued and outstanding stock of MI, a private company with pre-acquisition annual revenues (unaudited) of approximately $28,500,000 providing specialized endoscopy medical devices and products primarily in the United Kingdom (the “MI Business” or the “MI Acquisition”).  Principal products of MI include proprietary short-term and long-term endoscope transport and storage systems, a comprehensive range of endoscopic consumable accessories, OEM mobile medical carts as well as specialized products for patient warming and patient transfer. With an employee base of approximately 100 individuals, including a complete sales organization and a manufacturing facility in Southend-on-Sea, England, the addition of MI complements our existing endoscopy business in the United States, the United Kingdom and other global markets.  The MI Business is included in our Endoscopy segment.  The total consideration for the transaction, excluding acquisition-related costs, was $79,556,000, net of an estimated $254,000 net asset value adjustment to be paid by the sellers, subject to finalization.

The purchase price was preliminarily allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Preliminary
Allocation
Net Assets
Current assets	$7,990,000
Property, plant and equipment	6,464,000
Amortizable intangible assets:
Customer relationships (17 - year life)	24,430,000
Technology (10 - year life)	10,930,000
Brand names (12 - year life)	2,029,000
Current liabilities	(2,730,000)
Deferred income tax liabilities	(8,530,000)
Net assets acquired	$40,583,000

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $38,973,000 was assigned to goodwill. Such goodwill, none of which is deductible for income tax purposes, is included in our Endoscopy segment.

The principal reasons for the MI Acquisition were: (i) the global expansion of our product offerings in Endoscopy, (ii) the opportunity to sell our existing endoscopy products to MI’s installed base, (iii) the ability to combine the MI sales force with our existing United Kingdom organization to create what we believe will be a dominant UK sales force in endoscopy product sales and service, (iv) to achieve cost savings through various operating synergies, (v) the ability to leverage our direct sales force to accelerate the growth of MI products in the U.S. and various international markets, and (vi) the expectation that the acquisition will be accretive to our earnings per share (“EPS”) in fiscal 2017 and beyond. Such reasons constitute the significant factors that contributed to a purchase price that resulted in recognition of goodwill.

The MI Acquisition is included in our results of operations for the three months ended October 31, 2015 subsequent to its acquisition date and is not reflected in the three months ended October 31, 2014.

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

The purchase price was preliminarily allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Preliminary
Allocation
Net Assets
Current assets	$566,000
Property, plant and equipment	50,000
Amortizable intangible assets:
Customer relationships (10- weighted average year life)	4,640,000
Technology (10- year weighted average life)	780,000
Brand names (10- year weighted average life)	260,000
Current liabilities	(248,000)
Deferred income tax liabilities	(2,172,000)
Net assets acquired	$3,876,000

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $6,104,000 was assigned to goodwill. Such goodwill, none of which is deductible for income tax purposes, is included in our Healthcare Disposables segment.

The principal reasons for the DentaPure Acquisition were to (i) leverage the sales and marketing infrastructure of our Healthcare Disposables business by adding a branded, technologically differentiated, proprietary product line, (ii) strengthen our leadership position in a rapidly growing area of infection prevention and control, (iii) add a new product line that will provide for opportunities to cross-sell to biological monitoring customers and expand our waterline disinfection products and (iv) the expectation that the acquisition will be accretive to our EPS in fiscal 2016 and beyond. Such reasons constitute the significant factors that contributed to a purchase price that resulted in recognition of goodwill.

The DentaPure Business is included in our results of operations for the three months ended October 31, 2015 and is not included in the three months ended October 31, 2014. This acquisition did not have a significant effect on our consolidated results of operations in the three months ended October 31, 2015 due to the size of the business in relation to our overall consolidated results of operations.

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

The PWS Business is included in our results of operations for the three months ended October 31, 2015 and is not included in the three months ended October 31, 2014. This acquisition did not have a significant effect on our consolidated results of operations for the three months ended October 31, 2015 due to the size of the business in relation to our overall consolidated results of operations.

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

The IMS Business is included in our results of operations for the three months ended October 31, 2015 and is not included in the three months ended October 31, 2014. The IMS Business did not have a significant effect on our consolidated results of operations for the three months ended October 31, 2015 due to the size of the business in relation to our overall consolidated results of operations.

For two of the three fiscal 2015 acquisitions, the allocations of purchase price were considered preliminary since income tax returns relating to these acquisitions have not been finalized.

Note 4.                                      Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, “Balance Sheet Classification of Deferred Taxes (Topic 740)” (“ASU 2015-17”), which eliminates the current requirement for companies to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. To simplify the presentation of deferred income taxes, ASU 2015-17 requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016 (our fiscal year 2018), including interim periods within that reporting period.  Early adoption is permitted as of the beginning of an interim or annual period. We are currently in the process of evaluating the impact of ASU 2015-17 on our financial position and results of operations.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments (Topic 805)” (“ASU 2015-16”). The new guidance requires an acquirer in a business combination to recognize a measurement-period adjustment during the period in which it determines the amount, and eliminates the requirement for an acquirer to account for measurement-period adjustments retrospectively. The acquirer must also disclose the amounts and reasons for adjustments to the provisional amounts. ASU 2015-16 is effective for fiscal years beginning after December 15, 2016 (our fiscal year 2018), including interim periods within that reporting period.  We are currently in the process of evaluating the impact of ASU 2015-16 on our financial position and results of operations.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330) Simplifying the Measurement of Inventory,” (“ASU 2015-11”).  The new guidance more closely aligns the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards by requiring companies using the first-in, first-out and average costs methods to measure inventory using the lower of cost and net realizable value, where net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 (our fiscal year 2018), including interim periods within that reporting period. We are currently in the process of evaluating the impact of ASU 2015-11 on our financial position and results of operations.

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

Note 5.                                      Inventories, Net

A summary of inventories is as follows:

	October 31,	July 31,
	2015	2015

Raw materials and parts	$40,093,000	$36,585,000
Work-in-process	11,304,000	10,017,000
Finished goods	31,204,000	29,371,000
Reserve for excess and obsolete inventory	(3,982,000)	(3,895,000)
Total	$78,619,000	$72,078,000

Note 6.                                      Derivatives

We recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative that is designated as a hedge will be recognized immediately in earnings. As of October 31, 2015, all of our derivatives were designated as hedges. We do not hold any derivative financial instruments for speculative or trading purposes.

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

In order to hedge against the impact of fluctuations in the value of the Euro, British Pound and Singapore dollar relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Euros, British Pounds and Singapore dollars forward, which contracts are one-month in duration. These short-term contracts are designated as fair value hedge instruments. There were five foreign currency forward contracts with an aggregate value of $14,436,000 at October 31, 2015, which covered certain assets and liabilities that were denominated in currencies other than each entity’s functional currency. Such contracts expired on November 30, 2015. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets that are denominated and ultimately settled in currencies other than each entity’s functional currency. For three months ended October 31, 2015, such forward contracts substantially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than each entity’s functional currency resulting in net currency conversion losses, net of tax, of $92,000 on the items hedged. Gains and losses related to hedging contracts to buy Euros, British Pounds and Singapore dollars forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. We do not currently hedge against the impact of fluctuations in the value of the Canadian dollar or Chinese Renminbi relative to the United States dollar because the overall foreign currency exposures relating to those currencies are currently not deemed significant. Additionally, we do not hedge transactions associated with the funding of international acquisitions due to the short-term nature of the foreign currency exposure.

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

In connection with our June 2014 acquisition of a UK endoscopy company (“Cantel Medical (UK)”), we acquired a contingent guaranteed obligation to reimburse an endoscope service company for endoscope repair costs it incurs when servicing its customers’ endoscopes that are damaged by one of Cantel Medical (UK)’s discontinued endoscope reprocessing machine models. Although the terms of the guarantee provide for no limit to the maximum potential future payments, we estimated the fair value of the liability on the date of the acquisition to be approximately $1,414,000. This fair value measurement was based on significant inputs not observed in the market and thus represents a Level 3 measurement. The fair value of the contingent guaranteed obligation was based on the estimated cost to repair endoscopes that may be damaged by one of Cantel Medical (UK)’s discontinued endoscope reprocessing machine models that remain in the marketplace, the historical frequency of claims and the likely timeframe that each machine will continue to be used. As such, the determination of the fair value of this contingent guarantee obligation is subjective in nature and can be impacted by significant changes in third party service repair rates, the frequency of claims and a change in the expected life of these discontinued machines.  At the date of the acquisition, the cash flow projection relating to this contingent guaranteed obligation was discounted using a rate of 10.1%, which was based on the weighted average cost of capital of the acquired business plus a credit risk premium for non-performance risk. This liability will be adjusted periodically by recording changes in the fair value through our Condensed Consolidated Statements of Income driven by the time value of money and changes in the assumptions that were initially used in the valuation. Given the subjective nature of the assumptions used in the determination of fair value, we may potentially have significant earnings volatility in our future results of operations.

On November 5, 2013, we recorded a $2,490,000 liability for the estimated fair value of contingent consideration and a $1,720,000 liability for the estimated fair value of an assumed contingent obligation payable to the Israeli Government relating to the acquisition of a private Israeli company that developed the Jet Prep® Endoscopic Flushing Device, a novel single-use irrigation and aspiration catheter to improve visualization during colonoscopy procedures (“Jet Prep”). These fair value measurements were based on significant inputs not observed in the market and thus represent Level 3 measurements.

The fair values of the contingent consideration liability and assumed contingent obligation were based on percentages of future sales projections of Jet Prep’s business, above a minimum threshold with respect to the contingent consideration, under various potential scenarios over a seven year period ending November 4, 2020 and weighting the probability of these outcomes.  As such, the determinations of fair values of these contingent liabilities are subjective in nature and highly dependent on future sales projections.  At the date of the acquisition, the cash flow projections relating to the contingent consideration and assumed contingent obligation were discounted using rates of 12.6% and 2.5%, respectively. The discount rate relating to the contingent consideration was based on the weighted average cost of capital of the acquired business plus a credit risk premium for non-performance risk. Since payment of the assumed contingent obligation to the Israeli Government is highly probable, the discount rate relating to this government obligation was based on a risk free rate plus a premium for non-performance risk. These two liabilities will be adjusted periodically by recording changes in the fair value through our Condensed Consolidated Statements of Income driven by the time value of money and changes in the assumptions that were initially used in the valuations. Due to the structure of the acquisition, any such adjustments through our Condensed Consolidated Statements of Income will not be tax effected, except for amounts in excess of $810,000 with respect to the assumed contingent obligation, therefore impacting our effective tax rate.

The actual contingent consideration and assumed contingent obligation have the potential of being between zero and a percentage of unlimited sales that could occur until the completion of the seven year period with respect to the contingent consideration liability and until the assumed contingent obligation is satisfied in full, or until the sales of the Jet Prep products no longer exist. However, with respect to the contingent consideration, the different likely scenarios of future sales projections used in our fair value determination at October 31, 2015 resulted in total potential contingent consideration payments ranging between zero and approximately $452,000 and the weighted average present value of such scenarios plus the accretion of interest for the passing of time resulted in a fair value of $139,000 at October 31, 2015. The decrease in the initial fair value from $2,490,000 at November 5, 2013 to $139,000 at October 31, 2015 was primarily due to changes in probability factors and future sales projections based on the results of several market research analyses, product modification plans, updated pricing models and the remaining years in the seven year measurement period. With respect to the assumed contingent obligation, the different likely scenarios of future sales projections used in our fair value determination at October 31, 2015 along with the requirement to repay at least the original seed funding with interest to the Israel Government resulted in a fair value of $1,138,000 at October 31, 2015. Given the subjective nature of the assumptions used in the determinations of fair value, we may potentially have further earnings volatility in our future results of operations related to these Jet Prep obligations.

The fair values of the Company’s financial instruments measured on a recurring basis were categorized as follows:

	October 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$1,680,000	$—	$—	$1,680,000
Total assets	$1,680,000	$—	$—	$1,680,000

Liabilities:
Accrued expenses:
Assumed contingent obligation	$—	$—	$12,000	$12,000
Contingent guaranteed obligation	—	—	556,000	556,000
Total accrued expenses	—	—	568,000	568,000
Other long-term liabilities:
Contingent consideration	—	—	139,000	139,000
Assumed contingent obligation	—	—	1,126,000	1,126,000
Contingent guaranteed obligation	—	—	217,000	217,000
Total other long-term liabilities	—	—	1,482,000	1,482,000
Total liabilities	$—	$—	$2,050,000	$2,050,000

	July 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$1,680,000	$—	$—	$1,680,000
Total assets	$1,680,000	$—	$—	$1,680,000

Liabilities:
Accrued expenses:
Assumed contingent obligation	$—	$—	$12,000	$12,000
Contingent guaranteed obligation	—	—	566,000	566,000
Total accrued expenses	—	—	578,000	578,000
Other long-term liabilities:
Contingent consideration	—	—	751,000	751,000
Assumed contingent obligation	—	—	1,126,000	1,126,000
Contingent guaranteed obligation	—	—	322,000	322,000
Total other long-term liabilities	—	—	2,199,000	2,199,000
Total liabilities	$—	$—	$2,777,000	$2,777,000

A reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the last five quarters is as follows:

		Jet Prep	Cantel Medical (UK)
	Jet Prep	Assumed	Contingent
	Contingent	Contingent	Guaranteed
	Consideration	Obligation	Obligation	Total
Balance, July 31, 2014	$2,722,000	$1,752,000	$1,395,000	$5,869,000
Total net unrealized losses included in general and administrative expense in earnings	82,000	11,000	54,000	147,000
Settlements	—	—	(132,000)	(132,000)
Foreign currency translation	—	—	(77,000)	(77,000)
Balance, October 31, 2014	2,804,000	1,763,000	1,240,000	5,807,000
Total net unrealized losses included in general and administrative expense in earnings	84,000	10,000	33,000	127,000
Settlements	—	—	(164,000)	(164,000)
Foreign currency translation	—	—	(69,000)	(69,000)
Balance, January 31, 2015	2,888,000	1,773,000	1,040,000	5,701,000
Total net unrealized (gains) losses included in general and administrative expense in earnings	(2,159,000)	(642,000)	11,000	(2,790,000)
Settlements	—	—	(161,000)	(161,000)
Foreign currency translation	—	—	24,000	24,000
Balance, April 30, 2015	729,000	1,131,000	914,000	2,774,000
Total net unrealized losses included in general and administrative expense in earnings	22,000	7,000	23,000	52,000
Settlements	—	—	(109,000)	(109,000)
Foreign currency translation	—	—	60,000	60,000
Balance, July 31, 2015	751,000	1,138,000	888,000	2,777,000
Total net unrealized (gains) losses included in general and administrative expense in earnings	(612,000)	—	20,000	(592,000)
Settlements	—	—	(120,000)	(120,000)
Foreign currency translation	—	—	(15,000)	(15,000)
Balance, October 31, 2015	$139,000	$1,138,000	$773,000	$2,050,000

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

As the inputs utilized for our periodic impairment assessments are not based on observable market data, but are based on management’s assumptions and estimates, our goodwill, intangibles and long-lived assets are classified within Level 3 of the fair value hierarchy on a non-recurring basis. Management concluded on July 31, 2015 that none of our long-lived assets, including goodwill and intangibles with indefinite-lives, were impaired and no other events or changes in circumstances have occurred during the three months ended October 31, 2015 that would indicate that the carrying amount of our long-lived assets may not be recoverable.

Disclosure of Fair Value of Financial Instruments

As of October 31, 2015 and July 31, 2015, the carrying amounts for cash and cash equivalents (excluding money markets), accounts receivable and accounts payable approximated fair value due to the short maturity of these instruments. We believe that as of October 31, 2015 and July 31, 2015, the fair value of our outstanding borrowings under our credit facility approximated the carrying value of those obligations since the borrowing rates were at prevailing market interest rates.

Note 8.                                      Intangible Assets and Goodwill

Our intangible assets with definite lives consist primarily of customer relationships, technology, brand names, non-compete agreements and patents. These intangible assets are being amortized on the straight-line method over the estimated useful lives of the assets ranging from 3-20 years and have a weighted average amortization period of 12 years. Amortization expense related to intangible assets was $3,094,000 and $2,956,000 for the three months ended October 31, 2015 and 2014, respectively. Our intangible assets that have indefinite useful lives, and therefore are not amortized, consist of trademarks and trade names.

The Company’s intangible assets consist of the following:

	October 31, 2015
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$103,921,000	$(23,590,000)	$80,331,000
Technology	32,885,000	(9,081,000)	23,804,000
Brand names	6,900,000	(2,295,000)	4,605,000
Non-compete agreements	3,092,000	(1,017,000)	2,075,000
Patents and other registrations	2,286,000	(808,000)	1,478,000
	149,084,000	(36,791,000)	112,293,000
Trademarks and tradenames	7,510,000	—	7,510,000
Total intangible assets	$156,594,000	$(36,791,000)	$119,803,000

	July 31, 2015
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$97,697,000	$(39,549,000)	$58,148,000
Technology	26,508,000	(12,656,000)	13,852,000
Brand names	12,970,000	(10,865,000)	2,105,000
Non-compete agreements	3,129,000	(997,000)	2,132,000
Patents and other registrations	2,235,000	(788,000)	1,447,000
	142,539,000	(64,855,000)	77,684,000
Trademarks and tradenames	8,152,000	—	8,152,000
Total intangible assets	$150,691,000	$(64,855,000)	$85,836,000

Estimated annual amortization expense of our intangible assets for the remainder for fiscal 2016 and the next five years is as follows:

Nine month period ending July 31, 2016	$9,716,000
2017	12,569,000
2018	12,267,000
2019	11,943,000
2020	10,186,000
2021	9,816,000

Goodwill changed during fiscal 2015 and the three months ended October 31, 2015 as follows:

		Water
		Purification	Healthcare			Total
	Endoscopy	and Filtration	Disposables	Dialysis	Other	Goodwill

Balance, July 31, 2014	$78,274,000	$56,838,000	$81,835,000	$8,133,000	$6,567,000	$231,647,000
Acquisitions	11,093,000	2,965,000	6,104,000	—	—	20,162,000
Foreign currency translation	(2,360,000)	(931,000)	—	—	(827,000)	(4,118,000)
Sale of business	—	—	—	—	(5,740,000)	(5,740,000)
Balance, July 31, 2015	87,007,000	58,872,000	87,939,000	8,133,000	—	241,951,000
Acquisitions	38,973,000	—	—	—	—	38,973,000
Foreign currency translation	(466,000)	1,000	—	—	—	(465,000)
Balance, October 31, 2015	$125,514,000	$58,873,000	$87,939,000	$8,133,000	$—	$280,459,000

On July 31, 2015, we performed impairment studies of the Company’s goodwill and indefinite lived trademarks and trade names and concluded that such assets were not impaired. While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results and cash flows (which management believes to be reasonable), discount rates based on the Company’s weighted average cost of capital and appropriate benchmark peer companies. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future sales forecasts. Subsequent changes in these assumptions and estimates could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. At July 31, 2015, the fair value of all of our reporting units exceeded book value by substantial amounts, except our Dialysis segment, which had an estimated fair value that exceeded book value by approximately 17%. We believe the most significant assumptions impacting the impairment assessment of our Dialysis segment relate to the assumed projected annual sales and future operating efficiencies included in our projections of future operating results and cash flows of this segment. If future operating results and cash flows are substantially less than our projections, future impairment charges may be recorded. On October 31, 2015, management concluded that no events or changes in circumstances have occurred during the three months ended October 31, 2015 that would indicate that the carrying amount of our intangible assets and goodwill may not be recoverable.

Note 9.                                      Warranties

A summary of activity in the warranty reserves follows:

	Three Months Ended
	October 31,
	2015	2014

Beginning balance	$1,740,000	$1,589,000
Acquisitions	28,000	—
Provisions	905,000	713,000
Settlements	(823,000)	(600,000)
Foreign currency translation	(3,000)	(13,000)
Ending balance	$1,847,000	$1,689,000

The warranty provisions for the three months ended October 31, 2015 and 2014 relate principally to the Company’s endoscope reprocessing and water purification equipment. Warranty reserves are included in accrued expenses in the Condensed Consolidated Balance Sheets.

Note 10.                               Financing Arrangements

On March 4, 2014, we entered into a $250,000,000 Third Amended and Restated Credit Agreement (the “2014 Credit Agreement”). The 2014 Credit Agreement includes a five-year $250,000,000 senior secured revolving facility with sublimits of up to $100,000,000 for borrowings in foreign currencies, $30,000,000 for letters of credit and $10,000,000 for swing line loans (the “2014 Revolving Credit Facility”).  Subject to the satisfaction of certain conditions precedent including the consent of the lenders, the Company may from time to time increase the 2014 Revolving Credit Facility by an aggregate amount not to exceed $100,000,000. The senior lenders include Bank of America N.A. (the lead bank and administrative agent), PNC Bank, National Association, and Wells Fargo Bank, National Association. The 2014 Credit Agreement expires on March 4, 2019. Additionally, subject to certain restrictions and conditions (i) any of our domestic or foreign subsidiaries may become borrowers and (ii) borrowings may occur in multi-currencies. Furthermore, we incurred debt issuance costs of $1,318,000 relating to the 2014 Credit Agreement which was recorded in other assets along with the remaining unamortized debt issuance costs of $512,000 relating to our former revolving credit facility. The total of these two amounts is being amortized over the life of the 2014 Credit Agreement. At October 31, 2015, unamortized debt issuance costs recorded in other assets amounted to $1,220,000.

Borrowings under the 2014 Credit Agreement bear interest at rates ranging from 0.25% to 1.25% above the lender’s base rate, or at rates ranging from 1.25% to 2.25% above the London Interbank Offered Rate (“LIBOR”), depending upon the Company’s “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2014 Credit Agreement (“Consolidated EBITDA”). At October 31, 2015, the lender’s base rate was 3.50% and the LIBOR rates ranged from 0.19% to 0.77%. The margins applicable to our outstanding borrowings were 0.25% above the lender’s base rate or 1.25% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at October 31, 2015. The 2014 Credit Agreement also provides for fees on the unused portion of our facility at rates ranging from 0.20% to 0.40%, depending upon our Consolidated Leverage Ratio; such rate was 0.20% at October 31, 2015.

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

On October 31, 2015, we had $147,500,000 of outstanding borrowings under the 2014 Credit Agreement. Subsequent to October 31, 2015, we repaid $5,000,000 resulting in total outstanding borrowings of $142,500,000 at December 10, 2015, none of which is required to be repaid until March 2019.

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

The following table sets forth the computation of basic and diluted EPS available to shareholders of common stock (excluding participating securities):

	Three Months Ended
	October 31,
	2015	2014
Numerator for basic and diluted earnings per share:
Net income	$14,254,000	$11,239,000
Less income allocated to participating securities	(118,000)	(130,000)
Net income available to common shareholders	$14,136,000	$11,109,000

Denominator for basic and diluted earnings per share, as adjusted for participating securities:
Denominator for basic earnings per share - weighted average number of shares outstanding attributable to common stock	41,283,245	40,982,342

Dilutive effect of stock options using the treasury stock method and the average market price for the year	38,875	87,993

Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	41,322,120	41,070,335

Earnings per share attributable to common stock:
Basic earnings per share	$0.34	$0.27

Diluted earnings per share	$0.34	$0.27

Stock options excluded from weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	15,000	45,000

A reconciliation of weighted average number of shares and common stock equivalents attributable to common stock, as determined above, to the Company’s total weighted average number of shares and common stock equivalents, including participating securities, is set forth in the following table:

	Three Months Ended
	October 31,
	2015	2014
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	41,322,120	41,070,335

Participating securities	344,663	480,261

Total weighted average number of shares and common stock equivalents attributable to both common stock and participating securities	41,666,783	41,550,596

Note 12.                               Income Taxes

The consolidated effective tax rate was 38.1% and 39.3% for the three months ended October 31, 2015 and 2014, respectively. Almost all of our income before income taxes for both periods were generated from our United States operations, which had an overall effective tax rate of 37.6% and 37.5%, respectively. For both periods, our consolidated effective tax rates were higher than the overall United States effective tax rates primarily due to the adverse effect of (i) non-deductible acquisition related charges and (ii) operating losses in our international operations, which are located in lower tax rate jurisdictions. As such, the decrease in the consolidated effective tax rate for the three months ended October 31, 2015, compared with the three months ended October 31, 2014, was principally due to less non-deductible acquisition related charges in the current year as well as improved operating results of our international operations.

A reconciliation of the consolidated effective income tax rate for the three months ended October 31, 2015 to the three months ended October 31, 2014 is as follows:

Consolidated
Effective
Income Tax Rate
October 31, 2014	39.3%
Differential attributable to:
International operations	-0.8%
Acquisition related items, net	-0.6%
Other	0.2%
October 31, 2015	38.1%

We record liabilities for an unrecognized tax benefit when a tax benefit for an uncertain tax position is taken or expected to be taken on a tax return, but is not recognized in our Condensed Consolidated Financial Statements because it does not meet the more-likely-than-not recognition threshold that the uncertain tax position would be sustained upon examination by the applicable taxing authority. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the tax authorities. Any adjustments upon resolution of income tax uncertainties are recognized in our results of operations. At October 31, 2015 and July 31, 2015, we do not have any uncertain tax positions in which a liability would be recorded.

We concluded an audit by the Internal Revenue Service for fiscal years 2013 and 2012. With respect to state or foreign income tax examinations, we are generally no longer subject to examinations for fiscal years ended prior to July 31, 2007.

Upon recording a liability relating to uncertain tax positions, our policy is to record potential interest and penalties related to income tax positions in interest expense and general and administrative expense, respectively, in our Condensed Consolidated Financial Statements. However, such amounts have historically been insignificant due to the minimal amount of our unrecognized tax benefits relating to uncertain tax positions.

Note 13.                               Commitments and Contingencies

Long-Term Contractual Obligations

As of October 31, 2015, aggregate annual required payments over the remaining fiscal year, the next four years and thereafter under our contractual obligations that have long-term components are as follows:

	Nine Months	Year Ending July 31,
	Ending July 31,	(Amounts in thousands)
	2016	2017	2018	2019	2020	Thereafter	Total

Maturity of the credit facility	$—	$—	$—	$147,500	$—	$—	$147,500
Expected interest payments under the credit facility (1)	1,814	2,419	2,419	1,411	—	—	8,063
Minimum commitments under noncancelable operating leases	3,866	4,155	2,882	2,201	1,304	2,569	16,977
Compensation agreements	4,245	3,074	373	206	206	86	8,190
Contingent consideration (2)	—	—	—	36	132	40	208
Assumed contingent liability (3)	1	19	93	188	246	719	1,266
Contingent guaranteed obligation (4)	292	208	155	142	—	—	797
Other long-term obligations	217	249	198	94	12	3	773
Total contractual obligations	$10,435	$10,124	$6,120	$151,778	$1,900	$3,417	$183,774

(1)         The expected interest payments under our credit facility reflect an interest rate of 1.64%, which was our weighted average interest rate on outstanding borrowings at October 31, 2015.

(2)         These future potential payments of contingent consideration relate to the Jet Prep Acquisition, as further explained below, and are reflected in the October 31, 2015 Condensed Consolidated Balance Sheet at its net present value of $139,000 using a discount rate of 12.6%.

(3)         These future potential payments of an assumed contingent liability relate to the Jet Prep Acquisition, as further explained below, and are reflected in the October 31, 2015 Condensed Consolidated Balance Sheet at its net present value of $1,138,000 using a discount rate of 2.5%.

(4)         These future potential payments of a contingent guaranteed obligation relate to Cantel Medical (UK), as further explained below, and are reflected in the October 31, 2015 Condensed Consolidated Balance Sheet at its net present value of $773,000 using a discount rate of 10.1%.

Operating Leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Contingent Consideration and Assumed Contingent Liability

In relation to the acquisition of Jet Prep, we have recorded at October 31, 2015 a $139,000  liability for the estimated fair value of contingent consideration payable to the sellers and a $1,138,000 liability for the estimated fair value of an assumed contingent obligation payable to the Israeli Government, as further described in Note 7 to the Condensed Consolidated Financial Statements, which will be payable based on future sales of Jet Prep’s business (above a minimum threshold with respect to the contingent consideration liability). Additionally, in connection with Cantel Medical (UK), we assumed a contingent guaranteed obligation to reimburse an endoscope service company for endoscope repair costs it incurs when servicing its customers’ endoscopes that are damaged by one of Cantel Medical (UK)’s discontinued endoscope reprocessing machine models, which has an estimated fair value of $773,000 at October 31, 2015, as further described in Note 7 to the Condensed Consolidated Financial Statements. As such, the estimates of the annual required payments as well as the fair value of these contingent liabilities are subjective in nature and highly dependent on future sales projections. Additionally, since we will be continually re-measuring these liabilities at each balance sheet date and recording changes in the respective fair values through our Condensed Consolidated Statements of Income, we may potentially have earnings volatility in our future results of operations until the completion of the seven year period with respect to the contingent consideration liability and until the assumed contingent obligation and contingent guaranteed obligation are satisfied, or until the sales of the Jet Prep products no longer exist.

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

Other Long-Term Obligations

In relation to the IMS Acquisition on November 3, 2014, we assumed an $843,000 liability to the Bank of Italy as part of funding provided by an Italian government agency, of which $187,000 and $656,000 were recorded in accrued expenses and other long-term liabilities, respectively. Such amount was a portion of the financial support obtained from the Italian government’s Ministry of Education, Universities and Research to fund research and development activity relating to IMS’s automated endoscope reprocessors. The liability is payable in semi-annual installments, bears interest at 0.25% per annum and has a maturity date of January 1, 2019. At October 31, 2015, $569,000 is outstanding, of which $161,000 is recorded in accrued expense and $408,000 is recorded in other long-term liabilities.

Additionally, other long-term obligations include deferred compensation arrangements for certain former Medivators directors and officers and is recorded in other long-term liabilities.

Note 14.                               Accumulated Other Comprehensive Income (Loss)

The components and changes in accumulated other comprehensive income (loss) were as follows:

	Three Months Ended October 31,
	2015	2014
	Foreign	Foreign
	Currency	Currency
	Translation	Translation
	Adjustments	Adjustments

Beginning balance	$1,224,000	$9,552,000
Other comprehensive loss	(827,000)	(1,891,000)
Ending balance	$397,000	$7,661,000

Note 15.                               Operating Segments

Cantel is a leading global company dedicated to delivering innovative infection prevention and control products and services for patients, caregivers, and other healthcare providers which improve outcomes, enhance safety and help save lives.  Our products include specialized medical device reprocessing systems for endoscopy and renal dialysis, advanced water purification equipment, sterilants, disinfectants and cleaners, sterility assurance monitoring products for hospitals and dental clinics, disposable infection control products primarily for dental and GI endoscopy markets, dialysate concentrates and hollow fiber membrane filtration and separation products. Additionally, we provide technical service for our products.

In accordance with FASB ASC Topic 280, “Segment Reporting,” (“ASC 280”), we have determined our reportable business segments based upon an assessment of product types, organizational structure, customers and internally prepared financial statements. The primary factors used by us in analyzing segment performance are net sales and operating income.

None of our customers accounted for 10% or more of our consolidated net sales for the three months ended October 31, 2015 and 2014.

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

Two customers collectively accounted for approximately 42.8% of our Water Purification and Filtration segment net sales for the three months ended October 31, 2015.

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

Four customers collectively accounted for approximately 50.7% of our Healthcare Disposables segment net sales for the three months ended October 31, 2015.

Dialysis, which includes medical device reprocessing systems, sterilants/disinfectants, dialysate concentrates and other supplies for renal dialysis. Additionally, this segment includes technical maintenance service on its products.

Two customers accounted for approximately 45.7% of our Dialysis segment net sales for the three months ended October 31, 2015.

Other, which included specialty packaging and thermal control products, as well as related compliance training, for the transport of infectious and biological specimens and thermally sensitive pharmaceutical, medical and other products. The Specialty Packaging operating segment, which comprised the Other reporting segment for financial reporting purposes, was divested on April 7, 2015 as further described in Note 16 to the Condensed Consolidated Financial Statements.

The operating segments follow the same accounting policies used for our Condensed Consolidated Financial Statements as described in Note 2 to the 2015 Form 10-K.

Information as to operating segments is summarized below:

	Three Months Ended
	October 31,
	2015	2014

Net sales:
Endoscopy	$71,642,000	$55,932,000
Water Purification and Filtration	44,712,000	42,368,000
Healthcare Disposables	27,352,000	29,337,000
Dialysis	10,073,000	7,486,000
Other	—	1,688,000
Total	$153,779,000	$136,811,000

Operating income:
Endoscopy	$12,459,000	$7,458,000
Water Purification and Filtration	7,813,000	7,656,000
Healthcare Disposables	6,360,000	6,354,000
Dialysis	2,687,000	1,450,000
Other	—	308,000
	29,319,000	23,226,000
General corporate expenses	(5,543,000)	(4,179,000)
Income from operations	23,776,000	19,047,000
Interest expense, net	(745,000)	(534,000)

Income before income taxes	$23,031,000	$18,513,000

Note 16.                               Disposition of Business

In fiscal 2015, we conducted a strategic review of our Specialty Packaging business and evaluated its potential value in the marketplace relative to the business’s historic and expected returns and concluded that the business was not part of our core strategy and could return a higher value to stockholders by its divestiture. Accordingly, our Specialty Packaging business (reported in the Other reporting segment) was classified as held-for-sale within our Condensed Consolidated Balance Sheet beginning October 31, 2014. Since the operating results of the Specialty Packaging segment, as shown in Note 15 to the Condensed Consolidated Financial Statements, were not significant in relation to our overall consolidated operating results, the lack of operating results from this business due to its divestiture will not have a major effect on our operations and financial results, and accordingly, has not been classified as a discontinued operation for any of the periods presented.

On April 7, 2015, we completed the sale of our Specialty Packaging business to a global packaging and service company by selling all the issued and outstanding stock of our Specialty Packaging subsidiary in exchange for $7,531,000 in cash proceeds, of which $660,000 is held in escrow for indemnity obligations, if any, until October 7, 2016 and is recorded in prepaid expenses and other current assets in our Condensed Consolidated Balance Sheet at October 31, 2015. Overall, this transaction, including costs associated with the disposition and the recognition of a foreign currency translation gain, resulted in a $2,206,000 loss, or $0.04 in diluted earnings per share, which was recorded in loss on sale of business in our Condensed Consolidated Statements of Income in our third quarter of fiscal 2015. Such amount is subject to further adjustments upon finalization of taxes or indemnity obligations, if any.

Note 17.                               Legal Proceedings

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

Results of Operations provides a discussion of the consolidated results of operations for the three months ended October 31, 2015 compared with the three months ended October 31, 2014.

Liquidity and Capital Resources provides an overview of our working capital, cash flows, financing and foreign currency activities.

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

In addition, we had another operating segment through April 7, 2015, known as Specialty Packaging. This segment included specialty packaging and thermal control products, as well as related compliance training, for the transport of infectious and biological specimens and thermally sensitive pharmaceutical, medical and other products. The Specialty Packaging operating segment, which comprised the Other reporting segment for financial reporting purposes, was divested on April 7, 2015 as further described in Note 16 to the Condensed Consolidated Financial Statements.

Most of our equipment, consumables and supplies are used to help prevent or control the occurrence or spread of infections.

See our Annual Report on Form 10-K for the fiscal year ended July 31, 2015 (the “2015 Form 10-K”) and our Condensed Consolidated Financial Statements for additional financial information regarding our reporting segments.

Significant Activity

(i)                                Some of our key financial results for the three months ended October 31, 2015 compared with the three months ended October 31, 2014, were as follows:

•                  Net sales increased by 12.4% to $153,779,000; organic sales (excluding acquisitions, a divestiture and foreign currency translation) increased by 7.8%.

•                  Gross profit as a percentage of net sales increased to 46.3% from 44.2%.

•                  Net income under United States generally accepted accounting principles (GAAP) increased by 26.8% to $14,254,000.

•                  After adjusting net income for amortization expense and atypical items, non-GAAP adjusted net income increased by 20.7% to $17,120,000, as further described and reconciled to net income in “Non-GAAP Financial Measures” in this MD&A.

•                  Adjusted earnings before interest, taxes, depreciation, amortization and stock-based compensation (“Adjusted EBITDAS”) increased by 19.4% to $32,446,000, as further described and reconciled to net income in “Non-GAAP Financial Measures” in this MD&A.

We continue to benefit from having a broad portfolio of infection prevention and control products sold into diverse business segments, where approximately 75% of our net sales are attributable to consumable products and service. The primary factors that contributed to this financial performance, as further described elsewhere in this MD&A, were as follows:

•                                    higher sales and enhanced profitability in our Endoscopy segment principally due to (i) increases in sales volume of higher margin products such as disposable infection control products used in GI endoscopy procedures due to sales and marketing efforts, and endoscope reprocessing disinfectant, service and equipment accessories as a result of the increased field population of equipment, (ii) lower manufacturing costs and (iii) the inclusion of sales of our recent acquisitions,

•                                    higher sales and improved profitability in our Dialysis segment primarily due to an increase in demand for our low margin concentrate product, and

•                                    higher sales in our Water Purification and Filtration segment primarily due to increases in demand for our sterilants by pharmaceutical companies, water purification equipment used for commercial and industrial (large capital)

applications and hemoconcentrator filter products by a large medical device company, as well as the inclusion of our January 2015 acquisition of Pure Water Solutions Inc. (“PWS”), partially offset by lower sales of our capital equipment used in the dialysis industry.

The above factors were partially offset by:

•                                    our strategic decision to invest in various growth initiatives designed to expand into new markets and gain or maintain market share,

•                                    lower sales in our Healthcare Disposables segment mainly due to elevated demand of our face masks and sterility assurance products in the prior year period as a result of (i) customers buying products in advance of certain sales price increases and (ii) customer response to the Ebola virus, partially offset by the inclusion of higher margin sales of filter systems attributable to our February 2015 acquisition, and

•                                    the divestiture of our specialty packaging business in April 2015,

(ii)                            We sell our dialysis products to a concentrated number of customers. Sales in our Dialysis segment have been adversely impacted in recent years by the decrease in demand for our products that are used by dialysis centers that reuse dialyzers, such as our sterilant products and RENATRON® reprocessing equipment. With the exception of the current period which had increased sales of low margin concentrate products not used in dialyzer reprocessing, this reduction in dialysis sales has reduced overall profitability in this segment relative to prior periods. Our market for dialysis reprocessing products is limited to dialysis centers that reuse dialyzers, which market has been decreasing in the United States despite the environmental advantages and our belief that the per-procedure cost of reuse dialyzers is more economical than single-use dialyzers. Based on discussions with customers, we expect the downward trend in re-use dialyzers in the United States will continue and likely accelerate during the remainder of fiscal 2016 and thereafter. A substantial reduction of our dialysis re-use business will likely have a significant adverse effect on our dialysis segment and reduce our margins and net income in that segment as well as result in potential future impairments of long-lived assets.  Such reduction would also adversely affect our consolidated results of operations. See “Risk Factors” in the 2015 Form 10-K.

(iii)                         On September 14, 2015, we acquired all of the issued and outstanding stock of Medical Innovations Group Holdings Limited and certain affiliated companies (collectively “MI”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements (the “MI Acquisition”).

(iv)                        On February 20, 2015, we acquired all the issued and outstanding capital stock of MRLB International, Inc. (“DentaPure”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements (the “DentaPure Acquisition”).

(v)                           On January 1, 2015, we acquired certain net assets of PWS, as more fully described in Note 3 to the Condensed Consolidated Financial Statements (the “PWS Acquisition”).

(vi)                        On November 3, 2014, we acquired all of the issued and outstanding stock of International

Medical Service S.r.l. (“IMS”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements (the “IMS Acquisition”). Following the acquisition, we changed the name of IMS to Cantel Medical (Italy) S.r.l.

(vii)                     On October 16, 2015, our Board of Directors approved a 20% increase in the semiannual cash dividend to $0.06 per share of outstanding common stock, which will be paid on January 29, 2016 to shareholders of record at the close of business on January 15, 2016, as more fully described elsewhere in this MD&A.

Results of Operations

The results of operations described below reflect the operating results of Cantel and its wholly-owned subsidiaries.

Since the acquisition of MI was consummated on September 14, 2015, its result of operations are included in our consolidated results of operations for the three months ended October 31, 2015 subsequent to its acquisition date and are not reflected in our consolidated results of operations for the three months ended October 31, 2014. With the exception of acquisition related costs as more fully described in the Non-GAAP Financial Measures section below, the business of MI did not have a significant effect on our consolidated results of operations for the three months ended October 31, 2015 due to the size of the business in relation to our overall consolidated results of operations. The acquisition of MI is included in our Endoscopy segment.

The acquisitions of DentaPure, PWS and IMS were consummated on February 20, 2015, January 1, 2015 and November 3, 2014, respectively. Accordingly, the results of operations of DentaPure, PWS and IMS are included in our consolidated results of operations for the three months ended October 31, 2015 and are not included in our results of operations for the three months ended October 31, 2014. Their results of operations did not have a significant effect on our consolidated results of operations in the three months ended October 31, 2015 due to the size of the acquisitions in relation to our overall consolidated results of operations. The DentaPure Business is included in our Healthcare Disposables segment, the PWS Acquisition is included in our Water Purification and Filtration segment and the IMS Acquisition is included in our Endoscopy segment.

As a result of the divestiture of our Specialty Packaging business on April 7, 2015, the results of operations of the business are not included in our consolidated results of operations for the three months ended October 31, 2015, but are included in our results of operations for the three months ended October 31, 2014. Since the operating results of the Specialty Packaging segment, which is recorded in the Other reporting segment, were not significant in relation to our overall consolidated operating results, the divestiture of this business did not have a major effect on our operations and financial results, and accordingly, has not been classified as a discontinued operation for any of the periods presented.

The following tables give information as to the net sales by reporting segment and geography (which represent the geographic area from which the Company derives its net sales from external customers), as well as the related percentage of such sales to the total net sales.

	Three Months Ended
	October 31,
	2015		2014
	(Dollar amounts in thousands)
	$	%	$	%
Net Sales by Segment
Endoscopy	$71,642	46.6	$55,932	40.9
Water Purification and Filtration	44,712	29.1	42,368	31.0
Healthcare Disposables	27,352	17.8	29,337	21.4
Dialysis	10,073	6.5	7,486	5.5
Other	—	—	1,688	1.2
Total Net Sales	$153,779	100.0	$136,811	100.0
Net Sales by Geography
United States	$119,081	77.4	$110,879	81.0
International	34,698	22.6	25,932	19.0
Total Net Sales	$153,779	100.0	$136,811	100.0

Net Sales

Total net sales increased by $16,968,000, or 12.4%, to $153,779,000 for the three months ended October 31, 2015 from $136,811,000 for the three months ended October 31, 2014. The 12.4% increase in net sales for the three months ended October 31, 2015 includes (i) a 7.8% increase in organic sales, (ii) a 5.1% increase in sales due to the acquisitions of MI, DentaPure, PWS and IMS, partially offset by the divestiture of our specialty packaging segment, and (iii) a 0.5% decrease due to foreign currency translation. The increase in organic net sales for the three months ended October 31, 2015 was primarily attributable to increases in net sales of our endoscopy, water purification and filtration and dialysis products and services, partially offset by a decrease in sales of healthcare disposables products.

International net sales increased by $8,766,000, or 33.8%, to $34,698,000 for the three months ended October 31, 2015 from $25,932,000 for the three months ended October 31, 2014. The 33.8% increase in net sales for the three months ended October 31, 2015 includes (i) a 17.9% increase in organic sales, (ii) a 18.6% increase in sales due to the acquisitions of MI and IMS, partially offset by the divestiture of our specialty packaging segment, and (iii) a 2.7% decrease due to foreign currency translation. The increase in organic international net sales for the three months ended October 31, 2015 was primarily attributable to increases in net sales of our endoscopy, water purification and filtration and dialysis products and services.

Net sales of endoscopy products and services increased by $15,710,000, or 28.1%, for the three months ended October 31, 2015 compared with the three months ended October 31, 2014. The 28.1% increase in net sales for the three months ended October 31, 2015 includes a (i) 17.9% increase in organic sales, (ii) a 10.6% increase in sales due to the acquisitions of MI and IMS and (iii) a 0.4% decrease due to foreign currency translation. The increase in organic net sales for the three months ended October 31, 2015 was primarily due to increases in demand in the United States and internationally for our (i) procedure room products (disposable infection control products used in GI endoscopy procedures) due to sales and marketing efforts and (ii) disinfectants, service and equipment accessories due to the increase in the installed base of endoscope reprocessing equipment. We expect sales of disinfectants, service, equipment accessories and filters, most of which carry higher margins, to continue to benefit as we increase the installed base of endoscope reprocessing equipment.

Net sales of water purification and filtration products and services increased by $2,344,000, or 5.5%, for the three months ended October 31, 2015 compared with the three months ended October 31, 2014.  The 5.5% increase in net sales for the three months ended October 31, 2015 contains a (i) 2.2% increase in organic sales, (ii) a 4.3% increase in sales due to the acquisitions of PWS and (iii) a 1.0% decrease due to foreign currency translation. The increase in organic net sales for the three months ended October 31, 2015 was primarily attributable to increases in demand for our sterilants by pharmaceutical companies, water purification equipment used for commercial and industrial (large capital) applications and specialty hemoconcentrator filter products by a large medical device company maximizing a sales volume discount, partially offset by lower sales of our capital equipment used in the dialysis industry.

Net sales of dialysis products and services increased by $2,587,000, or 34.6%, for the three months ended October 31, 2015 compared with the three months ended October 31, 2014 principally due to (i) an increase in demand for our low margin concentrate product by a single customer, which demand is expected to decline through the remainder of fiscal 2016, and (ii) to a lesser extent, increased demand internationally for our RENATRON® reprocessing equipment. These increases were partially offset by a decrease in demand for our sterilant product due to the market shift from reusable to single-use dialyzers, as further described elsewhere in this MD&A.

Net sales of healthcare disposables products decreased by $1,985,000, or 6.8%, for the three months ended October 31, 2015 compared with the three months ended October 31, 2014. The 6.8% decrease in net sales for the three months ended October 31, 2015 includes a (i) 10.2% decrease in organic sales and (ii) a 3.4% increase in sales due to the acquisition of DentaPure in February 2015.  The decrease in organic sales was mainly due to elevated demand of our face masks and sterility assurance products in the prior year period as a result of (i) customers buying products in advance of certain sales price increases and (ii) customer response to the Ebola virus. This decrease was partially offset by higher selling prices of approximately $268,000 on certain products sold during the three months ended October 31, 2015 as a result of the sales price increases implemented at the end of the three months ended October 31, 2014.

Gross Profit

Gross profit increased by $10,684,000, or 17.7%, to $71,198,000 for the three months ended October 31, 2015 from $60,514,000 for the three months ended October 31, 2014. Gross profit as a percentage of net sales for the three months ended October 31, 2015 and 2014 was 46.3% and 44.2%, respectively.

The higher gross profit as a percentage of net sales for the three months ended October 31, 2015 compared with the three months ended October 31, 2014 was primarily attributable to (i) more favorable sales mix due to increases in sales volume of certain products that carry higher gross margin percentages such as our procedure products and sterilants in our Endoscopy segment, sterilants and filters in our Water Purification and Filtration segment, and our recently acquired DentaPure products in our Healthcare Disposables segment and (ii) lower manufacturing costs. Excluding the impact of acquisition accounting charges, gross profit as a percentage of net sales for the three months ended October 31, 2015 and 2014 were 46.5% and 44.7%, respectively.

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

Operating Expenses

Selling expenses increased by $2,049,000, or 10.6%, to $21,460,000 for the three months ended October 31, 2015 from $19,411,000 for the three months ended October 31, 2014 primarily due to (i) increased sales and marketing initiatives to expand into new markets, including international markets, and gain or maintain market share by hiring and training additional sales and marketing personnel and increasing travel budgets in our Endoscopy and Water Purification and Filtration segments and to a lesser extent, our Healthcare Disposables segment, (ii) the inclusion of selling and marketing expenses of MI, DentaPure, PWS and IMS for the three months ended October 31, 2015, (iii) higher commission expense principally in our Endoscopy and Healthcare Disposables segments and (iv) increases in annual salaries. These increases were partially offset by a $344,000 decrease in selling expense relating to our specialty packaging business divested in April 2015.

Selling expenses as a percentage of net sales were 14.0% and 14.2% for the three months ended October 31, 2015 and 2014, respectively.

General and administrative expenses increased by $3,690,000, or 19.9%, to $22,197,000 for the three months ended October 31, 2015 from $18,507,000 for the three months ended October 31, 2014 primarily due to (i) the inclusion of general and administrative expenses of MI, DentaPure, PWS and IMS for the three months ended October 31, 2015, (ii) an increase of $790,000 in acquisition related charges primarily in our Endoscopy segment and (iii) increases in annual salaries and incentive compensation including stock-based compensation. These items were partially offset by a favorable net change of $705,000 for fair value adjustments of contingent liabilities associated with the Jet Prep Acquisition in our Endoscopy segment, as further described elsewhere in this MD&A and in Note 7 to the Condensed Consolidated Financial Statements, as well as a $201,000 decrease in expense relating to our specialty packaging business divested in April 2015. Excluding (i) current and prior year amortization expense and (ii) current and prior year significant acquisition related items such as transaction and integration charges and fair value adjustments, as further described within Non-GAAP Financial Measures elsewhere in this MD&A, general and administrative expenses increased by $3,467,000, or 23.2%, to $18,429,000 for the three months ended October 31, 2015 from $14,962,000 for the three months ended October 31, 2014.

General and administrative expenses as a percentage of net sales were 14.4% and 13.5% for the three months ended October 31, 2015 and 2014, respectively.

Research and development expenses (which include continuing engineering costs) increased by $216,000, or 6.1%, to $3,765,000 for the three months ended October 31, 2015 from $3,549,000 for the three months ended October 31, 2014 primarily due to the inclusion of projects relating to the acquired IMS business.

Research and development expense as a percentage of net sales were 2.5% and 2.6% for the three months ended October 31, 2015 and 2014, respectively.

Operating Income by Segment

The following table gives information as to the amount of operating income, as well as operating income as a percentage of net sales, for each of our reporting segments.

	Three Months Ended
	October 31,
	2015		2014
	(Dollar amounts in thousands)
	Operating	% of	Operating	% of
	Income	Net sales	Income	Net sales
Endoscopy	$12,459	17.4%	$7,458	13.3%
Water Purification and Filtration	7,813	17.5%	7,656	18.1%
Healthcare Disposables	6,360	23.3%	6,354	21.7%
Dialysis	2,687	26.7%	1,450	19.4%
Other	—	0.0%	308	18.2%
Operating income	29,319	19.1%	23,226	17.0%
General corporate expenses	(5,543)		(4,179)
Income from operations	$23,776	15.5%	$19,047	13.9%

The Endoscopy segment’s operating income increased by $5,001,000, or 67.1%, for the three months ended October 31, 2015 compared with the three months ended October 31, 2014, primarily due to increases in sales in the United States and internationally for our endoscopy products and services, as further explained above, and a favorable net change of $705,000 in general and administrative expenses relating to fair value contingent liabilities adjustments that were favorable in the current year compared to moderately unfavorable in the prior year, as further described Note 7 to the Condensed Consolidated Financial Statements. These items were partially offset by (i) increased investment in our sales team and other selling initiatives, which is expected to continue to increase through the remainder of fiscal 2016, (ii) a $790,000 increase in acquisition related charges, (iii) higher commission expense and other incentive compensation and (iv) an increase in annual salaries. Excluding the fair value adjustments and acquisition related charges stated above and further described within Non-GAAP Financial Measures elsewhere in this MD&A, the Endoscopy segment’s operating income increased by $4,582,000, or 52.6% for the three months ended October 31, 2015, compared with the three months ended October 31, 2014.

The Water Purification and Filtration segment’s operating income increased by $157,000, or 2.1%, for the three months ended October 31, 2015 compared with the three months ended October 31, 2014 primarily as a result of increased sales of higher margin products, as further explained above, partially offset by increases in annual salaries and incentive compensation as well as the hiring of additional sales personnel, which is expected to continue to increase through the remainder of fiscal 2016.

The Healthcare Disposables segment’s operating income was similar for the three months ended October 31, 2015, compared with the three months ended October 31, 2014, due to (i) the impact of sales price increases and the Ebola virus on prior year sales, as further explained above, and (ii) increases to annual salaries and incentive compensation, offset by (i) the inclusion of the DentaPure Acquisition in February 2015, (ii) less amortization expense and (iii) lower manufacturing costs.

The Dialysis segment’s operating income increased by $1,237,000, or 85.3%, for the three months ended October 31, 2015 compared with the three months ended October 31, 2014, primarily due to (i) an increase in sales for our low margin concentrate product to a single customer and to a lesser extent, for our RENATRON® reprocessing equipment internationally, and (ii) successful cost control initiatives, partially offset by a decrease in demand for our sterilant product.

With the exception of the current period which had increased sales of low margin concentrate products not used in dialyzer reprocessing, sales in our Dialysis segment in recent years have been adversely impacted by the decrease in demand for our sterilants and RENATRON® reprocessing equipment principally due to the shift from reusable to single-use dialyzers as a result of the declining cost of single-use dialyzers, the ease of using a dialyzer one time, and the commitment of Fresenius Medical Care, the largest dialysis provider chain in the United States and a manufacturer of single-use dialyzers, to convert dialysis clinics performing reuse to single-use facilities. In addition, DaVita, a customer who accounted for approximately 19.1% of net sales in this segment, has been evaluating the economics and other factors associated with single-use versus reuse on a regional basis. This evaluation has resulted in the conversion by DaVita of certain clinics from reuse to single-use and in many cases the opening of new clinics as single-use clinics. Based on discussions with customers, we expect the downward trend in re-use dialyzers in the United States will continue and likely accelerate during the remainder of fiscal 2016 and thereafter. A substantial decrease in the market for reprocessing products is likely to result in a significant loss of net sales and a lower level of profitability and operating cash flow in this segment in the future as well as potential future impairments of long-lived assets. Such reduction would also adversely affect our consolidated results of operations. See “Risk Factors” in our 2015 Form 10-K.

General corporate expenses relate to unallocated corporate costs primarily related to executive management personnel, costs associated with certain facets of our acquisition program and being a publicly traded company. Such expenses increased by $1,364,000, or 32.6%, for the three months ended October 31, 2015, compared with the three months ended October 31, 2014, primarily due to (i) the addition of internal and external resources to address various growth initiatives and compliance requirements, (ii) increases in annual salaries and incentive compensation and (iii) increases in costs associated with our acquisition program.

Interest

Interest expense increased by $216,000 to $766,000 for the three months ended October 31, 2015, compared with $550,000 for the three months ended October 31, 2014, as a result of an increase in the average outstanding borrowings due to the funding of the MI acquisition in September 2015.

Interest income increased by $5,000 to $21,000 for the three months ended October 31, 2015 from $16,000 for the three months ended October 31, 2014.

Income Taxes

The consolidated effective tax rate was 38.1% and 39.3% for the three months ended October 31, 2015 and 2014, respectively. Almost all of our income before income taxes for both periods were generated from our United States operations, which had an overall effective tax rate of 37.6% and 37.5%, respectively. For both periods, our consolidated effective tax rates were higher than the overall United States effective tax rates primarily due to the adverse effect of (i) non-deductible acquisition related charges and (ii) operating losses in our international operations, which are located in lower tax rate jurisdictions. As such, the decrease in the consolidated effective tax rate for the three months ended October 31, 2015, compared with the three months ended October 31, 2014, was principally due to less non-deductible acquisition related charges in the current year as well as improved operating results of our international operations.

A reconciliation of the consolidated effective income tax rate for the three months ended October 31, 2015 to the three months ended October 31, 2014 is as follows:

Consolidated
Effective
Income Tax Rate
October 31, 2014	39.3%
Differential attributable to:
International operations	-0.8%
Acquisition related items, net	-0.6%
Other	0.2%
October 31, 2015	38.1%

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

Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Income:

	Three Months Ended
	October 31,
	2015	2014

Cost of sales	$79,000	$99,000
Operating expenses:
Selling	190,000	186,000
General and administrative	1,425,000	1,279,000
Research and development	26,000	17,000
Total operating expenses	1,641,000	1,482,000
Stock-based compensation before income taxes	1,720,000	1,581,000
Income tax benefits	(613,000)	(539,000)
Total stock-based compensation expense, net of tax	$1,107,000	$1,042,000

The above stock-based compensation expense before income taxes was recorded in the Condensed Consolidated Financial Statements as stock-based compensation expense and an increase to additional paid-in capital. The related income tax benefits were recorded as either an increase to current deferred income tax assets or long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) and a reduction to income tax expense. All of our stock options and stock awards (which consist only of restricted shares) are expected to be deductible for tax purposes, except for certain restricted shares granted to employees residing outside of the United States, and were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant.

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

All of our stock options and stock awards are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis over the vesting period, reduced by estimated forfeitures. At October 31, 2015, total unrecognized stock-based compensation expense, before income taxes, related to total nonvested stock options and stock awards was $22,064,000 with a remaining weighted average period of 26 months over which such expense is expected to be recognized. Most of our nonvested awards relate to stock awards.

If certain criteria are met when options are exercised or restricted stock becomes vested, we are allowed a deduction on our United States income tax return. Accordingly, we account for the income tax effect on such income tax deductions as a reduction of previously recorded deferred income tax assets and as a reduction of income taxes payable in the year of the deduction. Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the tax benefit on stock compensation expense which was determined based upon the award’s fair value at the time the award was granted. The differences noted above between actual tax deductions and the previously recorded deferred income tax assets are recorded as additional paid-in capital. For the three months ended October 31, 2015 and 2014, income tax deductions of $3,041,000 and $4,198,000, respectively, were generated and increased additional paid-in capital by $1,489,000 and $2,473,000, respectively. We classify the cash flows resulting from excess tax benefits as financing cash flows in our Condensed Consolidated Statements of Cash Flows.

Non-GAAP Financial Measures

In evaluating our operating performance, we supplement the reporting of our financial information determined under accounting principles generally accepted in the United States (“GAAP”) with certain internally driven non-GAAP financial measures, namely (i) adjusted net income, (ii) adjusted diluted earnings per share (“EPS”), (iii) income before interest, taxes, depreciation, amortization and stock-based compensation expense (“EBITDAS”), (iv) EBITDAS adjusted for atypical items (“Adjusted EBITDAS”) and (v) net debt. These non-GAAP financial measures are indicators of the Company’s performance that is not required by, or presented in accordance with, GAAP. They are presented with the intent of providing greater transparency to financial information used by us in our financial analysis and operational decision-making. We believe that these non-GAAP measures provide meaningful information to assist investors, shareholders and other readers of our Condensed Consolidated Financial Statements in making comparisons to our historical operating results and analyzing the underlying performance of our results of operations. These non-GAAP financial measures are not intended to be, and should not be, considered separately from, or as an alternative to, the most directly comparable GAAP financial measures.

We define adjusted net income and adjusted diluted EPS as net income and diluted EPS, respectively, adjusted to exclude amortization, acquisition related items, significant reorganization and restructuring charges, major tax events and other significant items management deems atypical or non-operating in nature.

For the three months ended October 31, 2015 and 2014, we made adjustments to net income and diluted EPS to exclude amortization expense and acquisition related items impacting current operating performance including transaction and integration charges and ongoing fair value adjustments to arrive at our non-GAAP financial measures, adjusted net income and adjusted EPS.

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

The reconciliations of net income to adjusted net income were calculated as follows:

	Three Months Ended
	October 31,
	2015	2014

Net income, as reported	$14,254,000	$11,239,000
Intangible amortization (1)	3,094,000	2,956,000
Acquisition related items (2)	934,000	1,256,000
Income tax benefit on above adjustments	(1,162,000)	(1,266,000)
Adjusted net income	$17,120,000	$14,185,000

(1)         Amounts are recorded in general and administrative expenses.

(2)         In the three months ending October 31, 2015, acquisition related items of $260,000 and $674,000 were recorded in cost of sales and general administrative expenses, respectively. In the three months ending October 31, 2014, acquisition related items of $667,000 and $589,000 were recorded in cost of sales and general administrative expenses, respectively.

The reconciliations of diluted EPS to adjusted diluted EPS were calculated as follows:

	Three Months Ended
	October 31,
	2015	2014

Diluted EPS, as reported	$0.34	$0.27
Intangible amortization, net of tax	0.05	0.04
Acquisition related items, net of tax	0.02	0.03
Adjusted diluted EPS	$0.41	$0.34

We believe EBITDAS is an important valuation measurement for management and investors given the increasing effect that non-cash charges, such as stock-based compensation, amortization related to acquisitions and depreciation of capital equipment, has on the Company’s net income. In particular, acquisitions have historically resulted in significant increases in amortization of intangible assets that reduce the Company’s net income. Additionally, we regard EBITDAS as a useful measure of operating performance and cash flow before the effect of interest expense and is a complement to operating income, net income and other GAAP financial performance measures.

We define Adjusted EBITDAS as EBITDAS excluding the same atypical items as previously described as adjustments to net income. We use Adjusted EBITDAS when evaluating the operating performance of the Company because we believe the exclusion of such atypical items, of which a significant portion are non-cash items, is necessary to provide the most accurate measure of on-going core operating results and to evaluate comparative results period over period.

The reconciliations of EBITDAS and Adjusted EBITDAS with net income were calculated as follows:

	Three Months Ended
	October 31,
	2015	2014

Net income	$14,254,000	$11,239,000

Interest expense, net	745,000	534,000
Income taxes	8,777,000	7,274,000
Depreciation	2,822,000	2,312,000
Amortization	3,094,000	2,956,000
Loss on disposal of fixed assets	100,000	13,000
Stock-based compensation expense	1,720,000	1,581,000

EBITDAS	31,512,000	25,909,000

Acquisition related items	934,000	1,256,000

Adjusted EBITDAS	$32,446,000	$27,165,000

We define net debt as long-term debt less cash and cash equivalents. Each of the components of net debt appears in the Condensed Consolidated Balance Sheets. We believe that the presentation of net debt provides useful information to investors because we review net debt as part of our management of our overall liquidity, financial flexibility, capital structure and leverage.

The reconciliations of debt with net debt were calculated as follows:

	October 31,	July 31,
	2015	2015

Long-term debt	$147,500,000	$78,500,000
Less cash and cash equivalents	(31,131,000)	(31,720,000)
Net debt	$116,369,000	$46,780,000

The increase in net debt was the result of an increase in the average outstanding borrowings due to the funding of the MI acquisition in September 2015.

Liquidity and Capital Resources

Working Capital

At October 31, 2015, our working capital was $127,379,000, compared with $117,737,000 at July 31, 2015. The increase was primarily due to the impact of the MI acquisition, as further explained in Note 3 to the Condensed Consolidated Financial Statements.

Cash Flows from Operating, Investing and Financing Activities

The following table shows significant components of our cash flows for the three months ended October 31, 2015 and 2014.

	Three Months Ended
	October 31, 2015
	2015	2014

Net cash provided by operating activities	$15,115,000	$12,703,000
Net cash used in investing activities	$(82,989,000)	$(27,016,000)
Net cash provided by financing activities	$67,351,000	$12,522,000

Cash Flows from Operating Activities

Net cash provided by operating activities increased by $2,412,000, or 19.0%, for the three months ended October 31, 2015, compared with the three months ended October 31, 2014, primarily due to the increase in net income (after adjusting for depreciation, amortization, stock-based compensation expense, fair value adjustments of acquisition related liabilities and deferred income taxes), partially offset by the timing associated with prepaid insurance and other payments compared to the prior year.

Cash Flows from Investing Activities

Net cash used in investing activities increased by $55,973,000 for the three months ended October 31, 2015, compared with the three months ended October 31, 2014, primarily due to paying cash consideration of $79,810,000 for the MI acquisition in the current period compared to paying cash consideration of $24,257,000 for the IMS acquisition in the prior period.

Cash Flows from Financing Activities

Net cash provided by financing activities increased by $54,829,000 for the three months ended October 31, 2015, compared with the three months ended October 31, 2014, primarily due to larger borrowings under our credit facility to fund the MI acquisition in the current period compared to borrowing to fund the IMS acquisition in the prior period.

Cash Dividends

On October 16, 2015, our Board of Directors approved a 20% increase in the semiannual cash dividend to $0.06 per share of outstanding common stock, which will be paid on January 29, 2016 to shareholders of record at the close of business on January 15, 2016. Future declaration of dividends and the establishment of future record and payment dates are subject to the final determination of the Company’s Board of Directors.

Credit Facility

On March 4, 2014, we entered into a $250,000,000 Third Amended and Restated Credit Agreement (the “2014 Credit Agreement”). The 2014 Credit Agreement includes a five-year $250,000,000 senior secured revolving facility with sublimits of up to $100,000,000 for borrowings in foreign currencies, $30,000,000 for letters of credit and $10,000,000 for swing line loans (the “2014 Revolving Credit Facility”).  Subject to the satisfaction of certain conditions precedent including the consent of the lenders, the Company may from time to time increase the 2014 Revolving Credit Facility by an aggregate amount not to exceed $100,000,000. The senior lenders include Bank of America N.A. (the lead bank and administrative agent), PNC Bank, National Association, and Wells Fargo Bank, National Association. The 2014 Credit Agreement expires on March 4, 2019. Additionally, subject to certain restrictions and conditions (i) any of our domestic or foreign subsidiaries may become borrowers and (ii) borrowings may occur in multi-currencies. Furthermore, we incurred debt issuance costs of $1,318,000 relating to the 2014 Credit Agreement which was recorded in other assets along with the remaining unamortized debt issuance costs of $512,000 relating to our former revolving credit facility. The total of these two amounts is being amortized over the life of the 2014 Credit Agreement. At October 31, 2015, unamortized debt issuance costs recorded in other assets amounted to $1,220,000.

Borrowings under the 2014 Credit Agreement bear interest at rates ranging from 0.25% to 1.25% above the lender’s base rate, or at rates ranging from 1.25% to 2.25% above the London Interbank Offered Rate (“LIBOR”), depending upon the Company’s “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2014 Credit Agreement (“Consolidated EBITDA”). At November 30, 2015, the lender’s base rate was 3.50% and the LIBOR rates ranged from 0.19% to 0.90%. The margins applicable to our outstanding borrowings were 0.25% above the lender’s base rate or 1.25% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at November 30, 2015. The 2014 Credit Agreement also provides for fees on the unused portion of our facility at rates ranging from 0.20% to 0.40%, depending upon our Consolidated Leverage Ratio; such rate was 0.20% at November 30, 2015.

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

On October 31, 2015, we had $147,500,000 of outstanding borrowings under the 2014 Credit Agreement. Subsequent to October 31, 2015, we repaid $5,000,000 resulting in total outstanding borrowings of $142,500,000 at December 10, 2015, none of which is required to be repaid until March 2019.

Bank of Italy Obligation

In relation to the IMS Acquisition on November 3, 2014, we assumed an $843,000 liability to the Bank of Italy as part of funding provided by an Italian government agency, of which $187,000 and $656,000 were recorded in accrued expenses and other long-term liabilities, respectively. Such amount was a portion of the financial support obtained from the Italian government’s Ministry of Education, Universities and Research to fund research and development activity relating to IMS’s automated endoscope reprocessors. The liability is payable in semi-annual installments, bears interest at 0.25% per annum and has a maturity date of January 1, 2019. At October 31, 2015, $569,000 is outstanding, of which $161,000 is recorded in accrued expense and $408,000 is recorded in other long-term liabilities.

Financing Needs

Our operating segments generate significant cash from operations. At October 31, 2015, we had a cash balance of $31,131,000, of which $8,591,000 was held by foreign subsidiaries. Our foreign cash is needed by our foreign subsidiaries for working capital purposes as well as for current international growth initiatives. Accordingly, our foreign unremitted earnings are considered permanently reinvested and unavailable for repatriation.

We believe that our current cash position, anticipated cash flows from operations and the funds available under our 2014 Credit Agreement will be sufficient to satisfy our worldwide cash operating requirements for the foreseeable future based upon our existing operations, particularly given that we historically have not needed to borrow for working capital purposes. At December 10, 2015, $107,500,000 was available under our 2014 Credit Agreement.

Foreign Currency

Changes in the value of the Euro, Canadian dollar, British Pound, Singapore dollar and the Chinese Renminbi against the United States dollar affect our results of operations because certain cash bank accounts, accounts receivable and liabilities of Cantel and its subsidiaries are denominated and ultimately settled in United States dollars or these foreign currencies but must be converted into each entity’s functional currency. Furthermore, the financial statements of our Italy, Netherlands, Canada, United Kingdom and China subsidiaries are translated using the accounting policies described in Note 2 to the 2015 Form 10-K and therefore are impacted by changes in the Euro, Canadian dollar, British Pound and China Renminbi exchange rates relative to the United States dollar.

In order to hedge against the impact of fluctuations in the value of the Euro, British Pound and Singapore dollar relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Euros, British Pounds and Singapore dollars forward, which contracts are one-month in duration. These short-term contracts are designated as fair value hedge instruments. There were five foreign currency forward contracts with an aggregate value of $12,525,000 at November 30, 2015, which covered certain assets and liabilities that were denominated in currencies other than each entity’s functional currency. Such contracts expire on December 31, 2015. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets that are denominated and ultimately settled in currencies other than each entity’s functional currency. Gains and losses related to these hedging contracts to buy Euros, British Pounds and Singapore dollars forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. For the three months ended October 31, 2015, such forward contracts substantially offset the impact on operations related to certain assets and liabilities that are denominated in currencies other than each entity’s functional currency. We do not currently hedge against the impact of fluctuations in the value of the Canadian dollar and Chinese Renminbi relative to the United States dollar because the overall foreign currency exposures relating to those currencies are currently not deemed significant. Additionally, we do not hedge transactions associated with the funding of international acquisitions due to the short-term nature of the foreign currency exposure.

Overall, fluctuations in the rates of currency exchange had an insignificant impact upon our net income for the three months ended October 31, 2015 and 2014.

For purposes of translating the balance sheet at October 31, 2015 compared with July 31, 2015, the total of the foreign currency movements resulted in a foreign currency translation loss of $827,000 for the three months ended October 31, 2015, thereby decreasing stockholders’ equity.

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

Revenue Recognition

Revenue on product sales is recognized as products are shipped to customers and title passes. The passing of title is determined based upon the FOB terms specified for each shipment. With respect to endoscopy and dialysis products, shipment terms are generally FOB origin for common carrier and when our distribution fleet is utilized (except for a single customer in dialysis whereby all products are shipped FOB destination). With respect to water purification and filtration and healthcare disposable products, shipment terms may be either FOB origin or destination. Customer acceptance for the majority of our product sales occurs at the time of delivery. With respect to a portion of water purification and filtration and endoscopy product sales, equipment is sold as part of a system for which the equipment is functionally interdependent or the customer’s purchase order specifies “ship-complete” as a condition of delivery; revenue recognition on such sales is deferred until all equipment has been delivered, or post-delivery obligations such as installation have been substantially fulfilled such that the products are deemed functional by the end-user. All shipping and handling fees invoiced to customers, such as freight, are recorded as revenue (and related costs are included within cost of sales) at the time the sale is recognized.

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

None of our sales contain right-of-return provisions. Customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a small portion of our product sales in each segment. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis, healthcare disposables, water purification and filtration and endoscopy customers, rebates are provided; such rebates, which consist primarily of volume rebates, are provided for as a reduction of sales at the time of revenue recognition and amounted $1,456,000 and $1,579,000 for the three months ended October 31, 2015 and 2014, respectively. Such allowances are determined based on estimated projections of sales volume for the entire rebate periods. If it becomes known that sales volume to customers will deviate from original projections, the rebate provisions originally established would be adjusted accordingly.

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

While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results and cash flows (which management believes to be reasonable), discount rates based on the Company’s weighted average cost of capital and appropriate benchmark peer companies. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future sales and earnings forecasts. Subsequent changes in these assumptions and estimates could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. At July 31, 2015, the fair value of all of our reporting units exceeded book value by substantial amounts, except our Dialysis segment, which had an estimated fair value that exceeded book value by 17%. We believe the most significant assumptions impacting the impairment assessment of Dialysis relate to the assumed annual sales estimates and future operating efficiencies included in our projections of future operating results and cash flows of this segment. If future operating results and cash flows are substantially less than our projections, future impairment charges may be recorded. On October 31, 2015, management concluded that no events or changes in circumstances have occurred during the three months ended October 31, 2015 that would indicate that the carrying amount of our intangible assets and goodwill may not be recoverable.

Long-Lived Assets

We evaluate the carrying value of long-lived assets including property, equipment and other assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An assessment is made to determine if the sum of the expected future non-discounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected non-discounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. With the exception of the prior year impairment of an acquired license as further described in our 2015 Form 10-K, our historical assessments of our long-lived assets have not differed significantly from the actual amounts realized. However, the determination of fair value requires us to make certain assumptions and estimates and is highly subjective. On October 31, 2015, management concluded that no events or changes in circumstances have occurred that would indicate that the carrying amount of our long-lived assets may not be recoverable.

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

Medical Device Taxes

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 imposes significant taxes on medical device makers in the form of an excise tax on certain U.S. medical device sales that began in January 2013. A significant portion of our sales are considered medical device sales under this new legislation. We calculate medical device excise taxes based on the latest available regulations and IRS notices and recognize the excise taxes in cost of sales at the time the medical device revenue is recognized in our Condensed Consolidated Statements of Income. For the three months ended October 31, 2015 and 2014, we recorded excise taxes of $1,178,000 and $1,086,000, respectively, in cost of sales. The regulations regarding the calculations of the medical device taxes are complex and certain aspects can be subject to interpretation causing the IRS to issue notices clarifying various aspects of these taxes. Although we have made all reasonable efforts to record accurate excise taxes, the determination of the tax requires us to make certain assumptions and estimates. Actual taxes for the period could differ from original estimates requiring adjustments to our Condensed Consolidated Financial Statements.

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

Certain liabilities and reserves are subjective in nature. We reflect such liabilities and reserves based upon the most recent information available. In conjunction with our acquisitions, such subjective liabilities and reserves principally include contingent consideration, certain deferred income tax liabilities, income tax and sales and use tax exposures, including tax liabilities related to our foreign subsidiaries, as well as reserves for accounts receivable, inventories, warranties and contingent obligations. We account for contingent consideration relating to business combinations as a liability and an increase to goodwill at the date of the acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Condensed Consolidated Statements of

Income. We determine the fair value of contingent consideration based on future operating projections under various potential scenarios and weight the probability of these outcomes. Similarly, other acquisition related liabilities can be required to be recorded at fair value at the date of the acquisition and continually re-measured at each balance sheet date, such as the assumed contingent obligation relating to the Jet Prep acquisition and the contingent guaranteed obligation relating to the acquisition of PuriCore International Limited in June 2014, as further described in Note 7 to the Condensed Consolidated Financial Statements.  The ultimate settlement of liabilities relating to business combinations may be for amounts which are materially different from the amounts initially recorded and may cause volatility in our results of operations.

Other Matters

We do not have any off balance sheet financial arrangements, other than future commitments under operating leases and executive severance and license agreements.

Forward Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, or forecasts about our businesses, the industries in which we operate, and the current beliefs and assumptions of management; they do not relate strictly to historical or current facts.  Without limiting the foregoing, words or phrases such as “expect,” “anticipate,” “goal,” “will continue,” “project,” “intend,” “plan,” “believe,” “seek,”  “may,” “could,” and variations of such words and similar expressions generally identify forward-looking statements.   In addition, any statements that refer to predictions or projections of our future financial performance, anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions about future events, activities or developments and are subject to numerous risks, uncertainties, and assumptions that are difficult to predict.  We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made.  Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under Item 1A of the 2015 Form 10-K, entitled Risk Factors. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in information reported in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2015 Form 10-K.

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

On September 14, 2015, we acquired MI, as more fully described in Note 3 to the Condensed Consolidated Financial Statements. During the initial transition period following the acquisition, we enhanced our internal control process to ensure that all financial information related to this acquisition was properly reflected in our Condensed Consolidated Financial Statements. We expect that all aspects of the MI business will be fully integrated into our existing overall internal control structure by early fiscal 2017.

PART II - OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

None.

ITEM 1A.                                       RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our 2015 Form 10-K. The risk factors disclosed in Part I, Item 1A to our 2015 Form 10-K, in addition to the other information set forth in this report, could materially affect our business, financial condition, or results of operations.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table represents information with respect to purchases of common stock made by the Company during the current quarter:

			Total number of shares	Maximum number of
Month		Average	purchased as part of	shares that may yet
of	Total number of	price paid	publicly announced	be purchased under
Purchase	shares purchased	per share	plans or programs	the program

August	895	$51.89	—	—
September	846	53.30	—	—
October	55,972	54.43	—	—
Total	57,713	$54.37	—	—

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

101

-  The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANTEL MEDICAL CORP.

Date: December 10, 2015

	By:	/s/ Andrew A. Krakauer
Andrew A. Krakauer,
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Peter G. Clifford
Peter G. Clifford,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Steven C. Anaya
Steven C. Anaya,
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)