Form 10-Q
period 2016-01-31
CANTEL MEDICAL CORP
filed 2016-03-10
CIK 19446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

Form 10-Q

☒      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2016.

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

Number of shares of common stock outstanding as of February 29, 2016: 41,700,815.

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands, Except Share Data)

(Unaudited)

	January 31,	July 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$21,604	$31,720
Accounts receivable, net of allowance for doubtful accounts of $2,183 at January 31 and $2,092 at July 31	76,016	69,805
Inventories, net	79,429	72,078
Deferred income taxes	6,144	6,233
Prepaid expenses and other current assets	13,353	8,525
Total current assets	196,546	188,361
Property and equipment, net	69,995	62,541
Intangible assets, net	113,805	85,836
Goodwill	277,847	241,951
Other assets	5,135	5,342
	$663,328	$584,031
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,698	$16,184
Compensation payable	13,447	18,557
Accrued expenses	18,872	15,092
Deferred revenue	18,090	18,323
Income taxes payable	—	2,468
Total current liabilities	66,107	70,624

Long-term debt	133,500	78,500
Deferred income taxes	32,611	23,722
Other long-term liabilities	3,658	4,552

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $.10 per share; authorized 75,000,000 shares; issued January 31 - 46,073,596 shares, outstanding January 31 - 41,702,185 shares; issued July 31 - 45,913,154 shares, outstanding July 31 - 41,604,359 shares	4,607	4,591
Additional paid-in capital	161,170	156,050
Retained earnings	314,246	287,105
Accumulated other comprehensive (loss) income	(6,802)	1,224
Treasury Stock, at cost; January 31 - 4,371,411 shares at cost; July 31 - 4,308,795 shares at cost	(45,769)	(42,337)
Total stockholders’ equity	427,452	406,633
	$663,328	$584,031

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2016	2015	2016	2015

Net sales
Product sales	$138,702	$118,350	$272,508	$238,149
Product services	19,569	17,080	39,542	34,092
Total net sales	158,271	135,430	312,050	272,241

Cost of sales
Product sales	72,979	63,073	142,120	127,169
Product services	12,955	11,766	26,395	23,967
Total cost of sales	85,934	74,839	168,515	151,136

Gross profit	72,337	60,591	143,535	121,105

Expenses:
Selling	22,620	19,257	44,080	38,668
General and administrative	22,252	19,822	44,449	38,329
Research and development	3,069	3,211	6,834	6,760
Total operating expenses	47,941	42,290	95,363	83,757

Income from operations	24,396	18,301	48,172	37,348

Interest expense	893	661	1,659	1,211
Interest income	(22)	(15)	(43)	(31)

Income before income taxes	23,525	17,655	46,556	36,168

Income taxes	8,136	6,570	16,913	13,844

Net income	$15,389	$11,085	$29,643	$22,324

Earnings per common share:
Basic	$0.37	$0.27	$0.71	$0.54

Diluted	$0.37	$0.27	$0.71	$0.54

Dividends per common share	$—	$0.05	$0.06	$0.05

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar Amounts in Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31		January 31
	2016	2015	2016	2015

Net income	$15,389	$11,085	$29,643	$22,324

Other comprehensive loss:
Foreign currency translation	(7,199)	(5,609)	(8,026)	(7,500)
Total other comprehensive loss	(7,199)	(5,609)	(8,026)	(7,500)

Comprehensive income	$8,190	$5,476	$21,617	$14,824

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

(Unaudited)

	Six Months Ended
	January 31
	2016	2015

Cash flows from operating activities
Net income	$29,643	$22,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,693	4,853
Amortization	6,391	6,188
Stock-based compensation expense	3,595	3,001
Amortization of debt issuance costs	201	200
Loss on disposal of fixed assets	111	37
Fair value adjustments to acquisition related liabilities	(571)	274
Deferred income taxes	688	676
Excess tax benefits from stock-based compensation	(1,541)	(2,463)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(3,021)	319
Inventories	(4,251)	(3,115)
Prepaid expenses and other current assets	(5,034)	(3,822)
Accounts payable and other current liabilities	(1,681)	(9,737)
Income taxes	(1,952)	103
Net cash provided by operating activities	28,271	18,838

Cash flows from investing activities
Capital expenditures	(7,635)	(5,272)
Proceeds from disposal of fixed assets	35	34
Acquisitions of businesses, net of cash acquired	(81,104)	(33,359)
Other, net	212	746
Net cash used in investing activities	(88,492)	(37,851)

Cash flows from financing activities
Borrowings under revolving credit facility	83,000	37,000
Repayments under revolving credit facility	(28,000)	(22,000)
Proceeds from exercises of stock options	—	323
Dividends paid	(2,502)	(2,076)
Excess tax benefits from stock-based compensation	1,541	2,463
Purchases of treasury stock	(3,432)	(3,424)
Net cash provided by financing activities	50,607	12,286

Effect of exchange rate changes on cash and cash equivalents	(502)	(962)

Decrease in cash and cash equivalents	(10,116)	(7,689)
Cash and cash equivalents at beginning of period	31,720	31,781
Cash and cash equivalents at end of period	$21,604	$24,092

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

The Condensed Consolidated Balance Sheet at July 31, 2015 was derived from the audited Consolidated Balance Sheet of Cantel at that date.

As more fully described in Note 15 to the Condensed Consolidated Financial Statements, we operate our business through the following four operating segments: Endoscopy, Water Purification and Filtration, Healthcare Disposables and Dialysis. The Specialty Packaging operating segment, which comprised the Other reporting segment for financial reporting purposes, was divested on April 7, 2015, as more fully described in Note 16 to the Condensed Consolidated Financial Statements.

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

We acquired all of the issued and outstanding stock of Medical Innovations Group Holdings Limited and certain affiliated companies (collectively, “MI”) on September 14, 2015, as more fully described in Note 3 to the Condensed Consolidated Financial Statements. The business of MI did not have a significant effect on our consolidated results of operations for the three and six months ended January 31, 2016 due to the size of the business in relation to our overall consolidated results of operations and is not reflected in our consolidated results of operations for the three and six months ended January 31, 2015. The acquisition of MI is included in our Endoscopy segment.

In our prior fiscal year, we acquired (i) all of the issued and outstanding stock of MRLB International, Inc. (“MRLB”) on February 20, 2015 (the “DentaPure Acquisition”), (ii) certain net assets of Pure Water Solutions, Inc. (“PWS”) on January 1, 2015 (the “PWS Acquisition”) and (iii) all of the issued and outstanding stock of International Medical Service S.r.l. (“IMS”) on November 3, 2014 (the “IMS Acquisition”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. The businesses of MRLB (the “DentaPure Business”), PWS (the “PWS

Business”) and IMS (the “IMS Business”) did not have a significant effect on our consolidated results of operations for the three and six months ended January 31, 2016 and 2015 due to the size of the businesses in relation to our overall consolidated results of operations. The DentaPure Business is included in our Healthcare Disposables segment, the PWS Business is included in our Water Purification and Filtration segment and the IMS Business is included in our Endoscopy segment. Subsequent to its acquisition, we changed the name of International Medical Service S.r.l. to Cantel Medical (Italy) S.r.l.

Throughout this document, references to “Cantel,” “us,” “we,” “our,” and the “Company” are references to Cantel Medical Corp. and its subsidiaries, except where the context makes it clear the reference is to Cantel itself and not its subsidiaries.

Subsequent Events

On March 1, 2016, we acquired North American Science Associates, Inc.’s Sterility Assurance Monitoring Products division (the “NAMSA Acquisition”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. Since the NAMSA Acquisition was completed in our third quarter of fiscal 2016, its results of operations are not included in any periods presented. We do not expect the NAMSA Acquisition to have a significant effect on our consolidated results of operations for the remainder of fiscal 2016 due to the size of the acquisition in relation to our overall consolidated results of operations. The NAMSA Acquisition will be included in our Healthcare Disposables segment.

We performed a review of events subsequent to January 31, 2016. Based upon that review, no other subsequent events occurred that required updating to our Condensed Consolidated Financial Statements or disclosures.

Note 2.                                                         Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2016	2015	2016	2015

Cost of sales	$121,000	$63,000	$200,000	$162,000
Operating expenses:
Selling	248,000	120,000	438,000	306,000
General and administrative	1,478,000	1,223,000	2,903,000	2,502,000
Research and development	28,000	14,000	54,000	31,000
Total operating expenses	1,754,000	1,357,000	3,395,000	2,839,000
Stock-based compensation before income taxes	1,875,000	1,420,000	3,595,000	3,001,000
Income tax benefits	(661,000)	(507,000)	(1,274,000)	(1,046,000)
Total stock-based compensation expense, net of tax	$1,214,000	$913,000	$2,321,000	$1,955,000

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

All of our stock options and stock awards are subject to graded vesting in which portions of the awards vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis over the vesting period, reduced by estimated forfeitures. At January 31, 2016, total unrecognized stock-based compensation expense, before income taxes, related to total nonvested stock options and stock awards was $20,138,000 with a remaining weighted average period of 23 months over which such expense is expected to be recognized. Most of our nonvested awards relate to stock awards.

We determine the fair value of each stock award using the closing market price of our common stock on the date of grant.

A summary of nonvested stock award activity follows:

		Weighted
	Number of	Average
	Shares	Fair Value

Nonvested stock awards at July 31, 2015	343,519	$32.77
Granted	162,265	54.25
Canceled	(1,823)	37.57
Vested	(163,297)	27.99
Nonvested stock awards at January 31, 2016	340,664	$45.27

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for options granted during the six months ended January 31, 2016 and 2015:

Weighted-Average
Black-Scholes Option	Six Months Ended	Six Months Ended
Valuation Assumptions	January 31, 2016	January 31, 2015

Dividend yield	0.22%	0.25%
Expected volatility (1)	55.90%	33.90%
Risk-free interest rate (2)	1.41%	1.55%
Expected lives (in years) (3)	5.00	5.00

(1) Volatility was based on historical closing prices of our common stock.

(2) The U.S. Treasury rate based on the expected life at the date of grant.

(3) Based on historical exercise behavior.

Additionally, all options were considered to be deductible for tax purposes in the valuation model. Such non-qualified options were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant. For the six months ended January 31, 2016 and 2015, these non-qualified options had a weighted average fair value of $26.49 and $11.54, respectively.

There were no option exercises during the three and six months ended January 31, 2016. For the six months ended January 31, 2015, the aggregate intrinsic value (i.e. the excess market price over the exercise price) of all options exercised was approximately $2,420,000.

A summary of stock option activity follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at July 31, 2015	107,500	$25.73
Granted	15,000	55.36
Outstanding at January 31, 2016	122,500	$29.36
Exercisable at July 31, 2015	45,000	$20.32
Exercisable at January 31, 2016	80,834	$22.72

If certain criteria are met when options are exercised or restricted stock becomes vested, we are allowed a deduction on our United States income tax return. Accordingly, we account for the income tax effect on such income tax deductions as a reduction of previously recorded deferred income tax assets and as a reduction of income taxes payable. Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the tax benefit on stock compensation expense which was determined based upon the award’s fair value at the time the award was granted. The differences noted above between actual tax deductions and the previously recorded deferred income tax assets are recorded as additional paid-in capital. For the six months ended January 31, 2016 and 2015, income tax deductions of $3,169,000 and $4,271,000, respectively, were generated and increased additional paid-in capital by $1,541,000 and $2,463,000, respectively. We classify the cash flows resulting from excess tax benefits as financing cash flows in our Condensed Consolidated Statements of Cash Flows.

In January 2016, the Cantel Medical Corp. 2016 Equity Incentive Plan (the “2016 Plan”) was approved by shareholders. As a result, no further options or awards will be granted under the Cantel Medical Corp. 2006 Equity Incentive Plan. The 2016 Plan provides for the granting of stock options, stock appreciation rights (SARs), restricted stock awards, restricted stock units (RSUs) and performance-based awards to our employees, independent contractors and consultants.  It also provides the flexibility to grant equity-based awards to our non-employee directors. The 2016 Plan does not permit the granting of discounted options or discounted stock appreciation rights. The maximum number of shares as to which equity awards may be granted under the 2016 Plan is 1,200,000 shares. No awards have been granted under the 2016 Plan as of January 31, 2016. Once granted, restricted stock awards under this plan are subject to risk of forfeiture solely due to an employment length-of-service restriction, with such restriction lapsing as to one-third of the shares on each of the first three anniversaries of the grant date subject to being employed by the Company through such vesting date. The 2016 Plan will terminate on the date of our annual meeting of stockholders following the close of our fiscal year ending in 2025, unless terminated earlier by the Board of Directors.

Note 3.                                                         Acquisitions

Fiscal 2016

North American Science Associates, Inc.

On March 1, 2016, we acquired certain net assets of NAMSA relating to its Sterility Assurance Monitoring Products division, a business with pre-acquisition adjusted annual revenues (unaudited) of approximately $5,700,000. The business manufactures a broad suite of high-quality biological and chemical indicators which are used to accurately monitor the effectiveness of sterilization processes primarily for manufacturers of medical device, life science and other products. The total consideration for the transaction, excluding acquisition-related costs, was $13,520,000. The NAMSA Acquisition will be included in our Healthcare Disposables segment.

The principal reasons for the NAMSA Acquisition were (i) the ability to broaden our Healthcare Disposable segment’s presence into the industrial market, (ii) the opportunity to cross-sell our existing Healthcare Disposable products, (iii) the strategic benefit and cost savings to our overall sterility assurance monitoring business, (iv) to enhance our new product development and overall research and development capabilities and (v) the expectation that the acquisition will be accretive to our earnings per share (“EPS”) in fiscal 2017 and beyond.

Since the NAMSA Acquisition was completed in our third quarter of fiscal 2016, its results of operations are not included in any periods presented. We do not expect the NAMSA Acquisition to have a significant effect on our consolidated results of operations for the remainder of fiscal 2016 due to the size of the acquisition in relation to our overall consolidated results of operations.

Medical Innovations Group Holdings Limited

On September 14, 2015, we acquired all of the issued and outstanding stock of MI, a private company with pre-acquisition annual revenues (unaudited) of approximately $28,500,000 providing specialized endoscopy medical devices and products primarily in the United Kingdom (the “MI Business” or the “MI Acquisition”).  Principal products of MI include proprietary short-term and long-term endoscope transport and storage systems, a comprehensive range of endoscopic consumable accessories, OEM mobile medical carts, as well as specialized products for patient warming and patient transfer. With an employee base of approximately 100 individuals, including a complete sales organization and a manufacturing facility in Southend-on-Sea, England, the addition of MI complements our existing endoscopy business in the United States, the United Kingdom and other global markets.  The MI Business is included in our Endoscopy segment.  The total consideration for the transaction, excluding acquisition-related costs, was $79,556,000, net of an estimated $254,000 net asset value adjustment to be paid by the sellers, subject to finalization.

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

The principal reasons for the MI Acquisition were (i) the global expansion of our infection prevention and control product offerings in Endoscopy, (ii) the opportunity to sell our existing endoscopy products to MI’s installed base, (iii) the ability to combine the MI sales force with our existing United Kingdom organization to create what we believe will be a dominant UK sales force in endoscopy product sales and service, (iv) to achieve cost savings through various operating synergies, (v) the ability to leverage our direct sales force to accelerate the growth of MI products in the U.S. and various international markets, and (vi) the expectation that the acquisition will be accretive to our EPS in fiscal 2017 and beyond. Such reasons constitute the significant factors that contributed to a purchase price that resulted in recognition of goodwill.

The MI Acquisition is included in our results of operations for the three months ended January 31, 2016 and the portion of the six months ended January 31, 2016 subsequent to its acquisition date, and is not reflected in the three and six months ended January 31, 2015.

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

The DentaPure Business is included in our results of operations for the three and six months ended January 31, 2016 and is not included in the three and six months ended January 31, 2015. This acquisition did not have a significant effect on our consolidated results of operations in the three and six months ended January 31, 2016 due to the size of the business in relation to our overall consolidated results of operations.

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

The PWS Business is included in our results of operations for the three and six months ended January 31, 2016 and the three and six months ended January 31, 2015 subsequent to its acquisition date. This acquisition did not have a significant effect on our consolidated results of operations for the three and six months ended January 31, 2016 and 2015 due to the size of the business in relation to our overall consolidated results of operations.

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

The principal reasons for the IMS Acquisition were (i) to add a high quality manufacturing facility in Europe, (ii) the expansion of our product offerings with a broader range of advanced endoscope reprocessing equipment suitable for various international markets, (iii) the opportunity to transition our existing Italy business from a distribution model to a direct sales model, (iv) the opportunity to leverage IMS’s chemistry manufacturing capabilities to enhance and expand our existing product portfolio while reducing freight and logistics expenses related to the export of chemistries from the United States, (v) the ability to expand our footprint and infrastructure in Europe and (vi) the expectation that the acquisition will be accretive to our EPS in fiscal 2016 and beyond. Such reasons constitute the significant factors that contributed to a purchase price that resulted in recognition of goodwill.

The IMS Business is included in our results of operations for the three and six months ended January 31, 2016, the three months ended January 31, 2015 and the portion of the six months ended January 31, 2015 subsequent to its acquisition date. The IMS Business did not have a significant effect on our consolidated results of operations for the three and six months ended January 31, 2016 and 2015 due to the size of the business in relation to our overall consolidated results of operations.

Note 4.                                                         Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02”).  The new guidance requires the recording of assets and liabilities arising from leases on the balance sheet accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements.  The new guidance is expected to provide transparency of information and comparability among organizations. ASU 2016-02 is effective for fiscal years beginning after December 31, 2018 (our fiscal year 2019), including interim periods within that reporting period.  Early adoption is permitted as of the beginning of an interim or annual period. We are currently in the process of evaluating the impact of ASU 2016-02 on our financial position and results of operations.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes (Topic 740)” (“ASU 2015-17”), which eliminates the current requirement for companies to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. To simplify the presentation of deferred income taxes, ASU 2015-17 requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016 (our fiscal year 2018), including interim periods within that reporting period.  Early adoption is permitted as of the beginning of an interim or annual period. We are currently in the process of evaluating the impact of ASU 2015-17 on our financial position and results of operations.

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

Note 5.                                                         Inventories, Net

A summary of inventories is as follows:

	January 31,	July 31,
	2016	2015

Raw materials and parts	$40,369,000	$36,585,000
Work-in-process	11,188,000	10,017,000
Finished goods	32,115,000	29,371,000
Reserve for excess and obsolete inventory	(4,243,000)	(3,895,000)
Total	$79,429,000	$72,078,000

Note 6.                                                         Derivatives

We recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative that is designated as a hedge will be recognized immediately in earnings. As of January 31, 2016, all of our derivatives were designated as hedges. We do not hold any derivative financial instruments for speculative or trading purposes.

Changes in the value of the Euro, Canadian dollar, British Pound, Singapore dollar and the Chinese Renminbi against the United States dollar affect our results of operations because certain cash bank accounts, accounts receivable, and liabilities of Cantel and its subsidiaries are denominated and ultimately settled in United States dollars or these foreign currencies, but must be converted into each entity’s functional currency.

In order to hedge against the impact of fluctuations in the value of the Euro, British Pound and Singapore dollar relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Euros, British Pounds and Singapore dollars forward, which contracts are one-month in duration. These short-term contracts are designated as fair value hedge instruments. There were five foreign currency forward contracts with an aggregate value of $12,783,000 at January 31, 2016, which covered certain assets and liabilities that were denominated in currencies other than each entity’s functional currency. Such contracts expired on February 29, 2016. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets that are denominated and ultimately settled in currencies other than each entity’s functional currency. Such forward contracts partially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than each entity’s functional currency resulting in net currency conversion losses, net of tax, of $214,000 and $306,000, respectively, for the three and six months ended January 31, 2016 on the items hedged. For the prior year periods, our forward contracts substantially offset this foreign currency impact on operations resulting in a net currency conversion gain, net of tax, of $15,000 for the three months ended January 31, 2015 and a net currency conversion loss, net of tax, of $49,000 for the six months ended January 31, 2015 on the items hedged. Gains and losses related to hedging contracts to buy Euros, British Pounds and Singapore dollars forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. We do not currently hedge against the impact of fluctuations in the value of the Canadian dollar or Chinese Renminbi relative to the United States dollar because the overall foreign currency exposures relating to those currencies are currently not deemed significant. Additionally, we do not hedge transactions associated with the funding of international acquisitions due to the short-term nature of the foreign currency exposure.

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

In connection with our June 2014 acquisition of a UK endoscopy company (“Cantel Medical (UK)”), we acquired a contingent guaranteed obligation to reimburse an endoscope service company for endoscope repair costs it incurs when servicing its customers’ endoscopes that are damaged by one of Cantel Medical (UK)’s discontinued endoscope reprocessing machine models. Although the terms of the guarantee provide for no limit to the maximum potential future payments, we estimated the fair value of the liability on the date of the acquisition to be approximately $1,414,000. This fair value measurement was based on significant inputs not observed in the market and thus represents a Level 3 measurement. The fair value of the contingent guaranteed obligation was based on the estimated cost to repair endoscopes that may be damaged by one of Cantel Medical (UK)’s discontinued endoscope reprocessing machine models that remain in the marketplace, the historical frequency of claims and the likely timeframe that each machine will continue to be used. As such, the determination of the fair value of this contingent guaranteed obligation is subjective in nature and can be impacted by significant changes in third party service repair rates, the frequency of claims and a change in the expected life of these discontinued machines.  At the date of the acquisition, the cash flow projection relating to this contingent guaranteed obligation was discounted using a rate of 10.1%, which was based on the weighted average cost of capital of the acquired business plus a credit risk premium for non-performance risk. This liability will be adjusted periodically by recording changes in the fair value through our Condensed Consolidated Statements of Income driven by the time value of money and changes in the assumptions that were initially used in the valuation. Given the subjective nature of the assumptions used in the determination of fair value, we may potentially have significant earnings volatility in our future results of operations.

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

The actual contingent consideration and assumed contingent obligation have the potential of being between zero and a percentage of unlimited sales that could occur until the completion of the seven year period with respect to the contingent consideration liability and until the assumed contingent obligation is satisfied in full, or until the sales of the Jet Prep products no longer exist. However, with respect to the contingent consideration, the different likely scenarios of future sales projections used in our fair value determination at January 31, 2016 resulted in total potential contingent consideration payments ranging between zero and approximately $452,000 and the weighted average present value of such scenarios plus the accretion of interest for the passing of time resulted in a fair value of $143,000 at January 31, 2016. The decrease in the initial fair value from $2,490,000 at November 5, 2013 to $143,000 at January 31, 2016 was primarily due to changes in probability factors and future sales projections based on the results of several market research analyses, product modification plans, updated pricing models and the remaining years in the seven year measurement period. With respect to the assumed contingent obligation, the different likely scenarios of future sales projections used in our fair value determination at January 31, 2016 along with the requirement to repay at least the original seed funding with interest to the Israeli Government resulted in a fair value of $1,138,000 at January 31, 2016. Given the subjective nature of the assumptions used in the determinations of fair value, we may potentially have further earnings volatility in our future results of operations related to these Jet Prep obligations.

The fair values of the Company’s financial instruments measured on a recurring basis were categorized as follows:

	January 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$880,000	$—	$—	$880,000
Total assets	$880,000	$—	$—	$880,000

Liabilities:
Accrued expenses:
Assumed contingent obligation	$—	$—	$12,000	$12,000
Contingent guaranteed obligation	—	—	461,000	461,000
Total accrued expenses	—	—	473,000	473,000
Other long-term liabilities:
Contingent consideration	—	—	143,000	143,000
Assumed contingent obligation	—	—	1,126,000	1,126,000
Contingent guaranteed obligation	—	—	176,000	176,000
Total other long-term liabilities	—	—	1,445,000	1,445,000
Total liabilities	$—	$—	$1,918,000	$1,918,000

	July 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$1,680,000	$—	$—	$1,680,000
Total assets	$1,680,000	$—	$—	$1,680,000

Liabilities:
Accrued expenses:
Assumed contingent obligation	$—	$—	$12,000	$12,000
Contingent guaranteed obligation	—	—	566,000	566,000
Total accrued expenses	—	—	578,000	578,000
Other long-term liabilities:
Contingent consideration	—	—	751,000	751,000
Assumed contingent obligation	—	—	1,126,000	1,126,000
Contingent guaranteed obligation	—	—	322,000	322,000
Total other long-term liabilities	—	—	2,199,000	2,199,000
Total liabilities	$—	$—	$2,777,000	$2,777,000

A reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the last five quarters is as follows:

		Jet Prep	Cantel Medical (UK)
	Jet Prep	Assumed	Contingent
	Contingent	Contingent	Guaranteed
	Consideration	Obligation	Obligation	Total
Balance, July 31, 2014	$2,722,000	$1,752,000	$1,395,000	$5,869,000
Total net unrealized losses included in general and administrative expense in earnings	82,000	11,000	54,000	147,000
Settlements	—	—	(132,000)	(132,000)
Foreign currency translation	—	—	(77,000)	(77,000)
Balance, October 31, 2014	2,804,000	1,763,000	1,240,000	5,807,000
Total net unrealized losses included in general and administrative expense in earnings	84,000	10,000	33,000	127,000
Settlements	—	—	(164,000)	(164,000)
Foreign currency translation	—	—	(69,000)	(69,000)
Balance, January 31, 2015	2,888,000	1,773,000	1,040,000	5,701,000
Total net unrealized (gains) losses included in general and administrative expense in earnings	(2,159,000)	(642,000)	11,000	(2,790,000)
Settlements	—	—	(161,000)	(161,000)
Foreign currency translation	—	—	24,000	24,000
Balance, April 30, 2015	729,000	1,131,000	914,000	2,774,000
Total net unrealized losses included in general and administrative expense in earnings	22,000	7,000	23,000	52,000
Settlements	—	—	(109,000)	(109,000)
Foreign currency translation	—	—	60,000	60,000
Balance, July 31, 2015	751,000	1,138,000	888,000	2,777,000
Total net unrealized (gains) losses included in general and administrative expense in earnings	(612,000)	—	20,000	(592,000)
Settlements	—	—	(120,000)	(120,000)
Foreign currency translation	—	—	(15,000)	(15,000)
Balance, October 31, 2015	139,000	1,138,000	773,000	2,050,000
Total net unrealized (gains) losses included in general and administrative expense in earnings	4,000	—	17,000	21,000
Settlements	—	—	(100,000)	(100,000)
Foreign currency translation	—	—	(53,000)	(53,000)
Balance, January 31, 2016	$143,000	$1,138,000	$637,000	$1,918,000

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

As the inputs utilized for our periodic impairment assessments are not based on observable market data, but are based on management’s assumptions and estimates, our goodwill, intangibles and long-lived assets are classified within Level 3 of the fair value hierarchy on a non-recurring basis. Management concluded on July 31, 2015 that none of our long-lived assets, including goodwill and intangibles with indefinite-lives, were impaired and no other events or changes in circumstances have occurred during the six months ended January 31, 2016 that would indicate that the carrying amount of our long-lived assets may not be recoverable.

Disclosure of Fair Value of Financial Instruments

As of January 31, 2016 and July 31, 2015, the carrying amounts for cash and cash equivalents (excluding money markets), accounts receivable and accounts payable approximated fair value due to the short maturity of these instruments. We believe that as of January 31, 2016 and July 31, 2015, the fair value of our outstanding borrowings under our credit facility approximated the carrying value of those obligations since the borrowing rates were at prevailing market interest rates.

Note 8.                                                         Intangible Assets and Goodwill

Our intangible assets with definite lives consist primarily of customer relationships, technology, brand names, non-compete agreements and patents. These intangible assets are being amortized on the straight-line method over the estimated useful lives of the assets ranging from 3-20 years and have a weighted average amortization period of 12 years. Amortization expense related to intangible assets was $3,297,000 and $6,391,000 for the three and six months ended January 31, 2016, respectively, and $3,232,000 and $6,188,000 for the three and six months ended January 31, 2015, respectively. Our intangible assets that have indefinite useful lives, and therefore are not amortized, consist of trademarks and trade names.

The Company’s intangible assets consist of the following:

	January 31, 2016
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$101,519,000	$(25,371,000)	$76,148,000
Technology	32,408,000	(10,014,000)	22,394,000
Brand names	6,739,000	(2,457,000)	4,282,000
Non-compete agreements	3,091,000	(1,076,000)	2,015,000
Patents and other registrations	2,355,000	(845,000)	1,510,000
	146,112,000	(39,763,000)	106,349,000
Trademarks and tradenames	7,456,000	—	7,456,000
Total intangible assets	$153,568,000	$(39,763,000)	$113,805,000

	July 31, 2015
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$97,697,000	$(39,549,000)	$58,148,000
Technology	26,508,000	(12,656,000)	13,852,000
Brand names	12,970,000	(10,865,000)	2,105,000
Non-compete agreements	3,129,000	(997,000)	2,132,000
Patents and other registrations	2,235,000	(788,000)	1,447,000
	142,539,000	(64,855,000)	77,684,000
Trademarks and tradenames	8,152,000	—	8,152,000
Total intangible assets	$150,691,000	$(64,855,000)	$85,836,000

Estimated annual amortization expense of our intangible assets for the remainder for fiscal 2016 and the next five years is as follows:

Six month period ending July 31, 2016	$6,448,000
2017	12,572,000
2018	12,272,000
2019	11,948,000
2020	10,192,000
2021	9,839,000

Goodwill changed during fiscal 2015 and the six months ended January 31, 2016 as follows:

		Water
		Purification	Healthcare			Total
	Endoscopy	and Filtration	Disposables	Dialysis	Other	Goodwill

Balance, July 31, 2014	$78,274,000	$56,838,000	$81,835,000	$8,133,000	$6,567,000	$231,647,000
Acquisitions	11,093,000	2,965,000	6,104,000	—	—	20,162,000
Foreign currency translation	(2,360,000)	(931,000)	—	—	(827,000)	(4,118,000)
Sale of business	—	—	—	—	(5,740,000)	(5,740,000)
Balance, July 31, 2015	87,007,000	58,872,000	87,939,000	8,133,000	—	241,951,000
Acquisitions	38,973,000	—	664,000	—	—	39,637,000
Foreign currency translation	(3,431,000)	(310,000)	—	—	—	(3,741,000)
Balance, January 31, 2016	$122,549,000	$58,562,000	$88,603,000	$8,133,000	$—	$277,847,000

On July 31, 2015, we performed impairment studies of the Company’s goodwill and indefinite lived trademarks and trade names and concluded that such assets were not impaired. While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results and cash flows (which management believes to be reasonable), discount rates based on the Company’s weighted average cost of capital and appropriate benchmark peer companies. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future sales forecasts. Subsequent changes in these assumptions and estimates could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. At July 31, 2015, the fair value of all of our reporting units exceeded book value by substantial amounts, except our Dialysis segment, which had an estimated fair value that exceeded book value by approximately 17%. We believe the most significant assumptions impacting the impairment assessment of our Dialysis segment relate to the assumed projected annual sales and future operating efficiencies included in our projections of future operating results and cash flows of this segment. If future operating results and cash flows are substantially less than our projections, future impairment charges may be recorded. On January 31, 2016, management concluded that no events or changes in circumstances have occurred during the six months ended January 31, 2016 that would indicate that the carrying amount of our intangible assets and goodwill may not be recoverable.

Note 9.         Warranties

A summary of activity in the warranty reserves follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2016	2015	2016	2015

Beginning balance	$1,847,000	$1,689,000	$1,740,000	$1,589,000
Acquisitions	—	117,000	28,000	117,000
Provisions	854,000	593,000	1,759,000	1,306,000
Settlements	(655,000)	(681,000)	(1,478,000)	(1,281,000)
Foreign currency translation	(79,000)	(21,000)	(82,000)	(34,000)
Ending balance	$1,967,000	$1,697,000	$1,967,000	$1,697,000

The warranty provisions for the three and six months ended January 31, 2016 and 2015 relate principally to the Company’s endoscope reprocessing and water purification equipment. Warranty reserves are included in accrued expenses in the Condensed Consolidated Balance Sheets.

Note 10.                 Financing Arrangements

On March 4, 2014, we entered into a $250,000,000 Third Amended and Restated Credit Agreement (the “2014 Credit Agreement”). The 2014 Credit Agreement includes a five-year $250,000,000 senior secured revolving facility with sublimits of up to $100,000,000 for borrowings in foreign currencies, $30,000,000 for letters of credit and $10,000,000 for swing line loans (the “2014 Revolving Credit Facility”).  Subject to the satisfaction of certain conditions precedent including the consent of the lenders, the Company may from time to time increase the 2014 Revolving Credit Facility by an aggregate amount not to exceed $100,000,000. The senior lenders include Bank of America N.A. (the lead bank and administrative agent), PNC Bank, National Association and Wells Fargo Bank, National Association. The 2014 Credit Agreement expires on March 4, 2019. Additionally, subject to certain restrictions and conditions (i) any of our domestic or foreign subsidiaries may become borrowers and (ii) borrowings may occur in multi-currencies. Furthermore, we incurred debt issuance costs of $1,318,000 relating to the 2014 Credit Agreement which was recorded in other assets along with the remaining unamortized debt issuance costs of $512,000 relating to our former revolving credit facility. The total of these two amounts is being amortized over the life of the 2014 Credit Agreement. At January 31, 2016, unamortized debt issuance costs recorded in other assets amounted to $1,129,000.

Borrowings under the 2014 Credit Agreement bear interest at rates ranging from 0.25% to 1.25% above the lender’s base rate, or at rates ranging from 1.25% to 2.25% above the London Interbank Offered Rate (“LIBOR”), depending upon the Company’s “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2014 Credit Agreement (“Consolidated EBITDA”). At January 31, 2016, the lender’s base rate was 3.50% and the LIBOR rates ranged from 0.42% to 0.90%. The margins applicable to our outstanding borrowings were 0.50% above the lender’s base rate or 1.50% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at January 31, 2016. The 2014 Credit Agreement also provides for fees on the unused portion of our facility at rates ranging from 0.20% to 0.40%, depending upon our Consolidated Leverage Ratio; such rate was 0.25% at January 31, 2016.

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

On January 31, 2016, we had $133,500,000 of outstanding borrowings under the 2014 Credit Agreement. Subsequent to January 31, 2016, we borrowed $13,500,000 for the NAMSA Acquisition and repaid $8,000,000 resulting in total outstanding borrowings of $139,000,000 at March 10, 2016, none of which is required to be repaid until March 2019.

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

The following table sets forth the computation of basic and diluted EPS available to shareholders of common stock (excluding participating securities):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2016	2015	2016	2015
Numerator for basic and diluted earnings per share:
Net income	$15,389,000	$11,085,000	$29,643,000	$22,324,000
Less income allocated to participating securities	(126,000)	(88,000)	(244,000)	(218,000)
Net income available to common shareholders	$15,263,000	$10,997,000	$29,399,000	$22,106,000

Denominator for basic and diluted earnings per share, as adjusted for participating securities:
Denominator for basic earnings per share - weighted average number of shares outstanding attributable to common stock	41,360,279	41,176,804	41,321,762	41,079,573

Dilutive effect of stock options using the treasury stock method and the average market price for the year	44,096	60,043	42,727	75,823

Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	41,404,375	41,236,847	41,364,489	41,155,396

Earnings per share attributable to common stock:
Basic earnings per share	$0.37	$0.27	$0.71	$0.54

Diluted earnings per share	$0.37	$0.27	$0.71	$0.54

Stock options excluded from weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	15,000	—	—	—

A reconciliation of weighted average number of shares and common stock equivalents attributable to common stock, as determined above, to the Company’s total weighted average number of shares and common stock equivalents, including participating securities, is set forth in the following table:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2016	2015	2016	2015
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	41,404,375	41,236,847	41,364,489	41,155,396

Participating securities	343,346	346,684	344,004	413,472

Total weighted average number of shares and common stock equivalents attributable to both common stock and participating securities	41,747,721	41,583,531	41,708,493	41,568,868

Note 12.                          Income Taxes

The consolidated effective tax rate was 36.3% and 38.3% for the six months ended January 31, 2016 and 2015, respectively. Almost all of our income before income taxes for both periods was generated from our United States operations, which had an overall effective tax rate of 36.3% and 36.4%, respectively. The decrease in the consolidated effective tax rate for the six months ended January 31, 2016, compared with the six months ended January 31, 2015, was principally due to less non-deductible acquisition related charges in the current year, the enactment of favorable tax legislation in the United States and internationally and improved operating results of our international operations, which are located in lower tax rate jurisdictions.

A reconciliation of the consolidated effective income tax rate for the six months ended January 31, 2016 to the six months ended January 31, 2015 is as follows:

Consolidated
Effective
Income Tax Rate
January 31, 2015	38.3%
Differential attributable to:
Acquisition related items, net	-0.7%
New tax legislation	-0.7%
International operations	-0.4%
Other	-0.2%
January 31, 2016	36.3%

We record liabilities for an unrecognized tax benefit when a tax benefit for an uncertain tax position is taken or expected to be taken on a tax return, but is not recognized in our Condensed Consolidated Financial Statements because it does not meet the more-likely-than-not recognition threshold that the uncertain tax position would be sustained upon examination by the applicable taxing authority. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the tax authorities. Any adjustments upon resolution of income tax uncertainties are recognized in our results of operations. At January 31, 2016 and July 31, 2015, we do not have any uncertain tax positions in which a liability would be recorded.

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

Note 13.                          Commitments and Contingencies

Long-Term Contractual Obligations

As of January 31, 2016, aggregate annual required payments over the remaining fiscal year, the next four years and thereafter under our contractual obligations that have long-term components are as follows:

	Six Months	Year Ending July 31,
	Ending July 31,	(Amounts in thousands)
	2016	2017	2018	2019	2020	Thereafter	Total

Maturity of the credit facility	$—	$—	$—	$133,500	$—	$—	$133,500
Expected interest payments under the credit facility (1)	1,388	2,777	2,777	1,620	—	—	8,562
Minimum commitments under noncancelable operating leases	2,620	4,438	3,254	2,463	1,388	2,637	16,800
Compensation agreements	2,308	4,821	541	206	206	86	8,168
Contingent consideration (2)	—	—	—	36	132	40	208
Assumed contingent liability (3)	1	19	93	188	246	719	1,266
Contingent guaranteed obligation (4)	176	193	144	132	—	—	645
Other long-term obligations	109	330	195	92	12	3	741
Total contractual obligations	$6,602	$12,578	$7,004	$138,237	$1,984	$3,485	$169,890

(1)         The expected interest payments under our credit facility reflect an interest rate of 2.08%, which was our weighted average interest rate on outstanding borrowings at January 31, 2016.

(2)         These future potential payments of contingent consideration relate to the Jet Prep Acquisition, as further explained below, and are reflected in the January 31, 2016 Condensed Consolidated Balance Sheet at its net present value of $143,000 using a discount rate of 12.6%.

(3)         These future potential payments of an assumed contingent liability relate to the Jet Prep Acquisition, as further explained below, and are reflected in the January 31, 2016 Condensed Consolidated Balance Sheet at its net present value of $1,138,000 using a discount rate of 2.5%.

(4)         These future potential payments of a contingent guaranteed obligation relate to Cantel Medical (UK), as further explained below, and are reflected in the January 31, 2016 Condensed Consolidated Balance Sheet at its net present value of $637,000 using a discount rate of 10.1%.

Operating Leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Contingent Consideration and Assumed Contingent Liability

In relation to the acquisition of Jet Prep, we have recorded at January 31, 2016 a $143,000  liability for the estimated fair value of contingent consideration payable to the sellers and a $1,138,000 liability for the estimated fair value of an assumed contingent obligation payable to the Israeli Government, as further described in Note 7 to the Condensed Consolidated Financial Statements, which will be payable based on future sales of Jet Prep’s business (above a minimum threshold with respect to the contingent consideration liability). Additionally, in connection with Cantel Medical (UK), we assumed a contingent guaranteed obligation to reimburse an endoscope service company for endoscope repair costs it incurs when servicing its customers’ endoscopes that are damaged by one of Cantel Medical (UK)’s discontinued endoscope reprocessing machine models, which has an estimated fair value of $637,000 at January 31, 2016, as further described in Note 7 to the Condensed Consolidated Financial Statements. As such, the estimates of the annual required payments, as well as the fair value of these contingent liabilities are subjective in nature and highly dependent on future sales projections. Additionally, since we will be continually re-measuring these liabilities at each balance sheet date and recording changes in the respective fair values through our Condensed Consolidated Statements of Income, we may potentially have earnings volatility in our future results of operations until the completion of the seven year period with respect to the contingent consideration liability and until the assumed contingent obligation and contingent guaranteed obligation are satisfied, or until the sales of the Jet Prep products no longer exist.

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

Other Long-Term Obligations

In relation to the IMS Acquisition on November 3, 2014, we assumed an $843,000 liability to the Bank of Italy as part of funding provided by an Italian government agency, of which $187,000 and $656,000 were recorded in accrued expenses and other long-term liabilities, respectively. Such amount was a portion of the financial support obtained from the Italian government’s Ministry of Education, Universities and Research to fund research and development activity relating to IMS’s automated endoscope reprocessors. The liability is payable in semi-annual installments, bears interest at 0.25% per annum and has a maturity date of January 1, 2019. At January 31, 2016, $479,000 is outstanding, of which $159,000 is recorded in accrued expense and $320,000 is recorded in other long-term liabilities.

Additionally, other long-term obligations include deferred compensation arrangements for certain former Medivators directors and officers and is recorded in other long-term liabilities.

Note 14.                 Accumulated Other Comprehensive (Loss) Income

The components and changes in accumulated other comprehensive (loss) income were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
Foreign currency translation adjustments:
Beginning balance	$397,000	$7,661,000	$1,224,000	$9,552,000
Other comprehensive loss	(7,199,000)	(5,609,000)	(8,026,000)	(7,500,000)
Ending balance	$(6,802,000)	$2,052,000	$(6,802,000)	$2,052,000

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

None of our customers accounted for 10% or more of our consolidated net sales for the six months ended January 31, 2016 and 2015.

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

Two customers collectively accounted for approximately 43.2% of our Water Purification and Filtration segment net sales for the six months ended January 31, 2016.

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

Four customers collectively accounted for approximately 51.0% of our Healthcare Disposables segment net sales for the six months ended January 31, 2016.

Dialysis, which includes medical device reprocessing systems, sterilants/disinfectants, dialysate concentrates and other supplies for renal dialysis. Additionally, this segment includes technical maintenance service on its products.

Two customers accounted for approximately 42.9% of our Dialysis segment net sales for the six months ended January 31, 2016.

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

Information as to operating segments is summarized below:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2016	2015	2016	2015

Net sales:
Endoscopy	$81,458,000	$58,970,000	$153,100,000	$114,902,000
Water Purification and Filtration	43,252,000	42,356,000	87,964,000	84,724,000
Healthcare Disposables	26,026,000	25,197,000	53,378,000	54,534,000
Dialysis	7,535,000	7,314,000	17,608,000	14,800,000
Other	—	1,593,000	—	3,281,000
Total	$158,271,000	$135,430,000	$312,050,000	$272,241,000

Operating income:
Endoscopy	$14,664,000	$8,396,000	$27,123,000	$15,854,000
Water Purification and Filtration	7,589,000	8,121,000	15,402,000	15,777,000
Healthcare Disposables	5,673,000	4,469,000	12,033,000	10,823,000
Dialysis	1,734,000	1,481,000	4,421,000	2,931,000
Other	—	599,000	—	907,000
	29,660,000	23,066,000	58,979,000	46,292,000
General corporate expenses	(5,264,000)	(4,765,000)	(10,807,000)	(8,944,000)
Income from operations	24,396,000	18,301,000	48,172,000	37,348,000
Interest expense, net	(871,000)	(646,000)	(1,616,000)	(1,180,000)

Income before income taxes	$23,525,000	$17,655,000	$46,556,000	$36,168,000

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

On April 7, 2015, we completed the sale of our Specialty Packaging business to a global packaging and service company by selling all the issued and outstanding stock of our Specialty Packaging subsidiary in exchange for $7,531,000 in cash proceeds, of which $660,000 is held in escrow for indemnity obligations, if any, until October 7, 2016 and is recorded in prepaid expenses and other current assets in our Condensed Consolidated Balance Sheet at January 31, 2016. Overall, this transaction, including costs associated with the disposition and the recognition of a foreign currency translation gain, resulted in a $2,206,000 loss, or $0.04 in diluted earnings per share, which was recorded in loss on sale of business in our Condensed Consolidated Statements of Income in our third quarter of fiscal 2015. Such amount is subject to further adjustments upon finalization of taxes or indemnity obligations, if any.

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

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations provides a discussion of the consolidated results of operations for the three and six months ended January 31, 2016 compared with the three and six months ended January 31, 2015.

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

In addition, we had another operating segment through April 7, 2015, known as Specialty Packaging. This segment included specialty packaging and thermal control products, as well as related compliance training, for the transport of infectious and biological specimens and thermally sensitive pharmaceutical, medical and other products. The Specialty Packaging operating segment, which comprised the Other reporting segment for financial reporting purposes, was divested on April 7, 2015 as further described in Note 16 to the Condensed Consolidated Financial Statements. Since the operating results of the Specialty Packaging segment were not significant in relation to our overall consolidated operating results, the divestiture of this business did not have a major effect on our operations and financial results, and accordingly, has not been classified as a discontinued operation for any of the periods presented.

Most of our equipment, consumables and supplies are used to help prevent or control the occurrence or spread of infections.

See our Annual Report on Form 10-K for the fiscal year ended July 31, 2015 (the “2015 Form 10-K”) and our Condensed Consolidated Financial Statements for additional financial information regarding our reporting segments.

Significant Activity

(i)             Some of our key financial results for our second quarter and first half of fiscal 2016 compared with our second quarter and first half of fiscal 2015 were as follows:

•                  Net sales increased by 16.9% to $158,271,000 from $135,430,000 for our second quarter, and 14.6% to $312,050,000 from $272,241,000 for our first half of fiscal 2016; organic sales (i.e. excluding acquisitions, a divestiture and foreign currency translation) increased by 12.1% and 9.9% for our second quarter and first half of fiscal 2016, respectively.

•                  Gross profit as a percentage of net sales increased to 45.7% from 44.7% for our second quarter, and 46.0% from 44.5% for our first half of fiscal 2016.

•                  Net income under United States generally accepted accounting principles (GAAP) increased by 38.8% to $15,389,000 from $11,085,000 for our second quarter, and 32.8% to $29,643,000 from $22,324,000 for our first half of fiscal 2016.

•                  After adjusting net income for amortization expense and atypical items, non-GAAP adjusted net income increased by 15.3% to $17,413,000 from $15,097,000 for our second quarter, and 17.9% to $34,533,000 from $29,282,000 for our first half of fiscal 2016, as further described and reconciled to net income in “Non-GAAP Financial Measures” in this MD&A.

•                  Adjusted earnings before interest, taxes, depreciation, amortization and stock-based compensation (“Adjusted EBITDAS”) increased by 19.0% to $33,047,000 from $27,774,000 for our second quarter, and 19.2% to $65,493,000 from $54,939,000 for our first half of fiscal 2016, as further described and reconciled to net income in “Non-GAAP Financial Measures” in this MD&A.

We continue to benefit from having a broad portfolio of infection prevention and control products sold into diverse business segments, where approximately 73% of our net sales are attributable to consumable products and service. The primary factors that contributed to this financial performance, as further described elsewhere in this MD&A, were as follows:

•                  significantly higher sales and profitability in our Endoscopy segment principally due to (i) increases in demand for endoscope reprocessing equipment as well as higher margin products such as disposable infection control products used in GI endoscopy procedures and endoscope reprocessing disinfectant, service, equipment accessories and filters as a result of the increased field population of equipment, (ii) lower manufacturing costs and (iii) the inclusion of sales of our recent acquisitions,

•                  enhanced profitability in our Healthcare Disposables segment mainly due to (i) the inclusion of higher margin sales of filter systems attributable to our February 2015 acquisition and (ii) lower manufacturing costs, partially offset by elevated demand of our face masks and sterility assurance products in the first quarter of the prior year as a result of (i) customers buying products in advance of certain sales price increases and (ii) customer response to the Ebola virus,

•                  higher sales in our Water Purification and Filtration segment primarily due to the inclusion of our January 2015 acquisition of Pure Water Solutions, Inc. (“PWS”) and increases in demand for our water purification equipment used for commercial and industrial (large capital) applications, and with respect to the first half of the six months ended January 31, 2016, sterilants and specialty filter products, and

•                  higher sales and improved profitability in our Dialysis segment primarily due to an increase in demand for our low margin concentrate product.

The above factors were partially offset by:

•                  our strategic decision to invest in various growth initiatives designed to expand into new markets and gain or maintain market share in our three largest segments, and

•                  the divestiture of our specialty packaging business in April 2015.

(ii)                            We sell our dialysis products to a concentrated number of customers. Sales in our Dialysis segment have been adversely impacted in recent years by the decrease in demand for our products that are used by dialysis centers that reuse dialyzers, such as our sterilant products and RENATRON® reprocessing equipment. With the exception of the current period which had increased sales of low margin concentrate products not used in dialyzer reprocessing, this reduction in dialysis sales has reduced overall profitability in this segment relative to prior periods. Our market for dialysis reprocessing products is limited to dialysis centers that reuse dialyzers, which market has been decreasing in the United States despite the environmental advantages and our belief that the per-procedure cost of re-use dialyzers is more economical than single-use dialyzers. Based on discussions with customers, we expect the downward trend in re-use dialyzers in the United States will continue and likely accelerate during the remainder of fiscal 2016 and thereafter. A substantial reduction of our dialysis re-use business will likely have a significant adverse effect on our dialysis segment and reduce our margins and net income in that segment as well as result in potential future impairments of long-lived assets.  Such reduction would also adversely affect our consolidated results of operations. See “Risk Factors” in the 2015 Form 10-K.

(iii)                         In our current fiscal year, we acquired all of the issued and outstanding stock of Medical Innovations Group Holdings Limited and certain affiliated companies (collectively, “MI”) on September 14, 2015, as more fully described in Note 3 to the Condensed Consolidated Financial Statements (the “MI Acquisition”). With the exception of acquisition related costs as more fully described in the Non-GAAP Financial Measures section below, the business of MI did not have a significant effect on our consolidated results of operations for the three and six months ended January 31, 2016 due to the size of the business in relation to our overall consolidated results of operations. The acquisition of MI is included in our Endoscopy segment.

(iv)                        In our prior fiscal year, we acquired (i) all of the issued and outstanding stock of MRLB International, Inc. (“MRLB”) on February 20, 2015 (the “DentaPure Acquisition”), (ii) certain net assets of Pure Water Solutions, Inc. (“PWS”) on January 1, 2015 (the “PWS Acquisition”) and (iii) all of the issued and outstanding stock of International Medical Service S.r.l. (“IMS”) on November 3, 2014 (the “IMS Acquisition”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. The businesses of MRLB (the “DentaPure Business”), PWS (the “PWS Business”) and IMS (the “IMS Business”) did not have a significant effect on our consolidated results of operations for the three and six months ended January 31, 2016 and 2015 due to the size of the businesses in relation to our overall consolidated results of operations. The DentaPure Business is included in our Healthcare Disposables segment, the PWS Business is included in our Water Purification and Filtration segment and the IMS Business is included in our Endoscopy segment. Subsequent to its acquisition, we changed the name of International Medical Service S.r.l. to Cantel Medical (Italy) S.r.l.

(v)                           In December 2015, a law was enacted that included a two-year moratorium on the medical device excise tax, which will favorably impact our gross profit in the future, as more fully described elsewhere in this MD&A.

(vi)                        On October 16, 2015, our Board of Directors approved a 20% increase in the semiannual cash dividend to $0.06 per share of outstanding common stock, which was paid on January 29, 2016 to shareholders of record at the close of business on January 15, 2016, as more fully described elsewhere in this MD&A.

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

	Three Months Ended January 31,				Six Months Ended January 31,
	2016		2015		2016		2015
	(Dollar amounts in thousands)				(Dollar amounts in thousands)
	$	%	$	%	$	%	$	%
Net Sales by Segment
Endoscopy	$81,458	51.5	$58,970	43.5	$153,100	49.1	$114,902	42.2
Water Purification and Filtration	43,252	27.3	42,356	31.3	87,964	28.2	84,724	31.1
Healthcare Disposables	26,026	16.4	25,197	18.6	53,378	17.1	54,534	20.1
Dialysis	7,535	4.8	7,314	5.4	17,608	5.6	14,800	5.4
Other	—	—	1,593	1.2	—	—	3,281	1.2
Total Net Sales	$158,271	100.0	$135,430	100.0	$312,050	100.0	$272,241	100.0
Net Sales by Geography
United States	$123,634	78.1	$107,694	79.5	$242,715	77.8	$218,573	80.3
International	34,637	21.9	27,736	20.5	69,335	22.2	53,668	19.7
Total Net Sales	$158,271	100.0	$135,430	100.0	$312,050	100.0	$272,241	100.0

Net Sales

Total net sales increased by $22,841,000, or 16.9%, to $158,271,000 for the three months ended January 31, 2016 from $135,430,000 for the three months ended January 31, 2015. The 16.9% increase in net sales for the three months ended January 31, 2016 includes (i) a 12.1% increase in organic sales, (ii) a 5.5% increase in sales due to the acquisitions of MI, DentaPure and PWS, partially offset by the divestiture of our specialty packaging segment, and (iii) a 0.7% decrease due to foreign currency translation.

Net sales increased by $39,809,000, or 14.6%, to $312,050,000 for the six months ended January 31, 2016 from $272,241,000 for the six months ended January 31, 2015. The 14.6% increase in net sales for the six months ended January 31, 2016 includes (i) a 9.9% increase in organic sales, (ii) a 5.3% increase in sales due to the acquisitions of MI, DentaPure, PWS and IMS, partially offset by the divestiture of our specialty packaging segment, and (iii) a 0.6% decrease due to foreign currency translation.

International net sales increased by $6,901,000, or 24.9%, and $15,667,000, or 29.2%, for the three and six months ended January 31, 2016, respectively, compared with the three and six months ended January 31, 2015. The 24.9% and 29.2% increases in net sales consist of (i) increases of 8.6% and 13.1% in organic net sales, (ii) increases of 19.8% and 19.2% in net sales due to acquisitions and (iii) decreases of 3.5% and 3.1% in net sales due to foreign currency translation, respectively.

The increase in both domestic and international organic net sales for the three and six months ended January 31, 2016 was primarily attributable to increases in net sales of our endoscopy products and services.

Net sales of endoscopy products and services increased by $22,488,000, or 38.1%, and $38,198,000, or 33.2%, for the three and six months ended January 31, 2016, respectively, compared with the three and six months ended January 31, 2015. The 38.1% and 33.2% increases in net sales consist of (i) increases of 26.5% and 24.3% in organic net sales, (ii) increases of 12.5% and 9.6% in net sales due to acquisitions and (iii) decreases of 0.9% and 0.7% in net sales due to foreign currency translation, respectively. The increase in organic net sales for the three and six months ended January 31, 2016 was primarily due to increases in demand in the United States and internationally for our (i) procedure room products (disposable infection control products used in GI endoscopy procedures) due to sales and marketing efforts, (ii) endoscope reprocessing equipment due to our sales and marketing programs and (iii) disinfectants, service and equipment accessories due to the increase in the installed base of endoscope reprocessing equipment. We expect sales of disinfectants, service, equipment accessories and filters, most of which carry higher margins, to continue to benefit as we increase the installed base of endoscope reprocessing equipment.

Net sales of water purification and filtration products and services increased by $896,000, or 2.1%, and $3,240,000, or 3.8%, for the three and six months ended January 31, 2016, respectively, compared with the three and six months ended January 31, 2015.  The 2.1% and 3.8% increases in net sales consist of (i) increases of 0.9% and 1.5% in organic net sales, (ii) increases of 2.3% and 3.4% in net sales due to the acquisition of PWS and (iii) decreases of 1.1% in both periods due to foreign currency translation, respectively. The increases in organic net sales for the three and six months ended January 31, 2016 was primarily attributable to increases in demand for our lower margin water purification equipment used for commercial and industrial (large capital) applications, and with respect to the first half of the six months ended January 31, 2016, sterilants and specialty filter products, partially offset by modestly lower sales of our capital equipment used in the dialysis industry.

Net sales of dialysis products and services increased by $221,000, or 3.0%, and $2,808,000, or 19.0%, for the three and six months ended January 31, 2016, respectively, compared with the three and six months ended January 31, 2015, principally due to (i) an increase in demand for our low margin concentrate product by a single customer, which demand is expected to decline in fiscal 2017, partially offset by a decrease in demand for our sterilant product due to the market shift from reusable to single-use dialyzers, as further described elsewhere in this MD&A.

Net sales of healthcare disposables products increased by $829,000, or 3.3%, for the three months ended January 31, 2016 and decreased by $1,156,000, or 2.1%, for the six months ended January 31, 2016, respectively, compared with the three and six months ended January 31, 2015. The acquisition of DentaPure in February 2015 accounted for approximately 3.4% of the change in net sales for both periods. Organic net sales were flat for the three months ended January 31, 2016 and decreased by 5.6% for the six months ended January 31, 2016 due to elevated demand of our face masks and sterility assurance products in the first quarter of our prior year as a result of (i) customers buying products in advance of certain sales price increases and (ii) customer response to the Ebola virus.

Gross Profit

Gross profit increased by $11,746,000, or 19.4%, to $72,337,000 for the three months ended January 31, 2016 from $60,591,000 for the three months ended January 31, 2015. Gross profit as a percentage of net sales for the three months ended January 31, 2016 and 2015 was 45.7% and 44.7%, respectively. Excluding the impact of acquisition accounting charges, gross profit as a percentage of net sales for the three months ended January 31, 2016 and 2015 was 45.9% and 45.4%, respectively.

Gross profit increased by $22,430,000, or 18.5%, to $143,535,000 for the six months ended January 31, 2016 from $121,105,000 for the six months ended January 31, 2015. Gross profit as a percentage of net sales for the six months ended January 31, 2016 and 2015 was 46.0% and 44.5%, respectively. Excluding the impact of acquisition accounting charges, gross profit as a percentage of net sales for the six months ended January 31, 2016 and 2015 was 46.2% and 45.1%, respectively.

The higher gross profit as a percentage of net sales for the three and six months ended January 31, 2016 compared with the three and six months ended January 31, 2015, respectively, was primarily attributable to (i) more favorable sales mix due to increases in sales volume of certain products that carry higher gross margin percentages such as our procedure products and sterilants in our Endoscopy segment, and with respect to the first half of the six months ended January 31, 2016, sterilants and filters in our Water Purification and Filtration segment, (ii) the inclusion of higher margin sales in our Endoscopy and Healthcare Disposables segments as a result of the MI and DentaPure acquisitions, respectively, (iii) lower manufacturing costs and (iv) decreases of $157,000 and $65,000, respectively, in medical device excise tax due to the recent moratorium, as further explained below, partially offset by an increase in net sales of lower margin capital equipment primarily in our Endoscopy segment.

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

In December 2015, the Consolidated Appropriations Act of 2016 was signed into law and included a two-year moratorium effective January 1, 2016 on the medical device excise tax, which was a tax on medical device makers in the form of a 2.3% excise tax on all U.S. medical device sales. A significant portion of our net sales are considered U.S. medical device sales. For the three and six months ended January 31, 2016, we recorded $862,000 and $2,040,000 in cost of sales for this medical device excise tax. For the remainder of our fiscal 2016 and until the two-year moratorium expires, our gross profit percentage will be favorably impacted by this moratorium. However, we intend to invest a significant portion of the savings from this moratorium into product development initiatives. Excluding the impact of the medical device excise tax, gross profit as a percentage of sales for the three and six months ended January 31, 2016 was 46.2% and 46.7%, respectively.

Operating Expenses

Selling expenses increased by $3,363,000, or 17.5%, to $22,620,000 for the three months ended January 31, 2016 from $19,257,000 for the three months ended January 31, 2015. For the six months ended January 31, 2016, selling expenses increased by $5,412,000, or 14.0%, to $44,080,000 from $38,668,000 for the six months ended January 31, 2015. For the three and six months ended January 31, 2015, operating expenses increased primarily due to (i) increased sales and marketing initiatives to expand into new markets, including international markets, and gain or maintain market share by hiring and training additional sales and marketing personnel and increasing travel budgets in our Endoscopy, Water Purification and Filtration and Healthcare Disposables segments, (ii) the inclusion of selling and marketing expenses of acquisitions, (iii) higher commission expense relating to increased net sales in our Endoscopy segment and (iv) increases in annual salaries. These increases were partially offset by decreases of $330,000 and $674,000 in selling expense for the three and six months ended January 31, 2016, respectively, relating to our specialty packaging business divested in April 2015.

Selling expenses as a percentage of net sales were 14.3% and 14.2% for the three months ended January 31, 2016 and 2015, respectively, and 14.1% and 14.2% for the six months ended January 31, 2016 and 2015, respectively.

General and administrative expenses increased by $2,430,000, or 12.3%, to $22,252,000 for the three months ended January 31, 2016 from $19,822,000 for the three months ended January 31, 2015. For the six months ended January 31, 2016, general and administrative expenses increased by $6,120,000, or 16.0%, to $44,449,000 from $38,329,000 for the six months ended January 31, 2015. General and administrative expenses increased primarily due to (i) the inclusion of general and administrative expenses of our acquisitions and (ii) increases in annual salaries and incentive compensation including stock-based compensation. These items were partially offset for the three and six months ended January 31, 2016 by decreases of $1,094,000 and $1,009,000, respectively, in acquisition related items primarily in our Endoscopy segment, as further described elsewhere in this MD&A.

Excluding (i) current and prior year amortization expense and (ii) current and prior year acquisition related items such as transaction and integration charges and fair value adjustments, as further described within Non-GAAP Financial Measures elsewhere in this MD&A, general and administrative expenses increased by $3,459,000, or 22.7%, to $18,669,000 for the three months ended January 31, 2016 and $6,926,000, or 23.0%, to $37,098,000 for the six months ended January 31, 2016. Almost half of these increases are attributable to the inclusion of general and administrative expenses of our acquisitions.

General and administrative expenses as a percentage of net sales were 14.1% and 14.6% for the three months ended January 31, 2016 and 2015, respectively, and 14.2% and 14.1% for the six months ended January 31, 2016 and 2015, respectively.

Research and development expenses (which include continuing engineering costs) decreased by $142,000, or 4.4%, to $3,069,000 for the three months ended January 31, 2016 from $3,211,000 for the three months ended January 31, 2015. For the six months ended January 31, 2016, research and development expenses increased by $74,000, or 1.1%, to $6,834,000, from $6,760,000 for the six months ended January 31, 2015.

Research and development expense as a percentage of net sales were 1.9% and 2.4% for the three months ended January 31, 2016 and 2015, respectively, and 2.2% and 2.5% for the six months ended January 31, 2016 and 2015, respectively.

Operating Income by Segment

The following table gives information as to the amount of operating income, as well as operating income as a percentage of net sales, for each of our reporting segments.

	Three Months Ended				Six Months Ended
	January 31,				January 31,
	2016		2015		2016		2015
	(Dollar amounts in thousands)				(Dollar amounts in thousands)
	Operating	% of	Operating	% of	Operating	% of	Operating	% of
	Income	Net sales	Income	Net sales	Income	Net sales	Income	Net sales
Endoscopy	$14,664	18.0%	$8,396	14.2%	$27,123	17.7%	$15,854	13.8%
Water Purification and Filtration	7,589	17.5%	8,121	19.2%	15,402	17.5%	15,777	18.6%
Healthcare Disposables	5,673	21.8%	4,469	17.7%	12,033	22.5%	10,823	19.8%
Dialysis	1,734	23.0%	1,481	20.2%	4,421	25.1%	2,931	19.8%
Other	—	0.0%	599	37.6%	—	0.0%	907	27.6%
Operating income	29,660	18.7%	23,066	17.0%	58,979	18.9%	46,292	17.0%
General corporate expenses	(5,264)		(4,765)		(10,807)		(8,944)
Income from operations	$24,396	15.4%	$18,301	13.5%	$48,172	15.4%	$37,348	13.7%

The Endoscopy segment’s operating income increased by $6,268,000, or 74.7%, and $11,269,000, or 71.1%, for the three and six months ended January 31, 2016, respectively, compared with the three and six months ended January 31, 2015, primarily due to increases in sales in the United States and internationally for our endoscopy products and services, as further explained above, and a decrease in acquisition related items, as further described within Non-GAAP Financial Measures elsewhere in this MD&A, and to a lesser extent, the inclusion of operating income from acquisitions. These items were partially offset by (i) increased investment in our sales team and other selling initiatives, which is expected to continue to increase through the remainder of fiscal 2016, (ii) higher commission expense and other incentive compensation and (iii) an increase in annual salaries. Excluding acquisition related items and amortization expense as further described within Non-GAAP Financial Measures elsewhere in this MD&A, the Endoscopy segment’s operating income increased by $5,410,000, or 46.2%, and $10,597,000, or 48.8%, for the three and six months ended January 31, 2016, respectively, compared with the three and six months ended January 31, 2015.

The Water Purification and Filtration segment’s operating income decreased by $532,000, or 6.6%, and $375,000, or 2.4%, for the three and six months ended January 31, 2016, respectively, compared with the three and six months ended January 31, 2015, primarily as a result of increases in annual salaries and incentive compensation, as well as the hiring of additional sales personnel, which is expected to continue to increase through the remainder of fiscal 2016, partially offset by an increase in sales as further explained above.

The Healthcare Disposables segment’s operating income increased by $1,204,000, or 26.9% and $1,210,000, or 11.2%, for the three and six months ended January 31, 2016, respectively, compared with the three and six months ended January 31, 2015, primarily due to (i) the inclusion of the DentaPure Acquisition in February 2015, (ii) less amortization expense and (iii) lower manufacturing costs, partially offset by the impact of the Ebola virus on the first quarter of prior year sales, as further explained above, increases to annual salaries and the hiring of additional sales personnel. Excluding amortization expense, and to a much lesser extent acquisition related items, as further described within Non-GAAP Financial measurers elsewhere in this MD&A, the Healthcare Disposables segment’s operating income increased by $680,000, or 12.2%, and $147,000, or 1.1%, for the three and six months ended January 31, 2016, respectively, compared with the three and six months ended January 31, 2015.

The Dialysis segment’s operating income increased by $253,000, or 17.1%, and $1,490,000, or 50.8%, for the three and six months ended January 31, 2016, respectively, compared with the three and six months ended January 31, 2015, primarily due to (i) an increase in sales for our low margin concentrate product to a single customer and (ii) successful cost control initiatives, partially offset by a decrease in demand for our sterilant product.

With the exception of the three and six months ended January 31, 2016 which had increased sales of low margin concentrate products not used in dialyzer reprocessing, sales in our Dialysis segment in recent years have been adversely impacted by the decrease in demand for our sterilants and RENATRON® reprocessing equipment principally due to the shift from reusable to single-use dialyzers as a result of the declining cost of single-use dialyzers, the ease of using a dialyzer one time, and the commitment of Fresenius Medical Care, the largest dialysis provider chain in the United States and a manufacturer of single-use dialyzers, to convert dialysis clinics performing re-use to single-use facilities. In addition, DaVita, a customer who accounted for approximately 20.1% of net sales in this segment, has been evaluating the economics and other factors associated with single-use versus re-use on a regional basis. This evaluation has resulted in the conversion by DaVita of certain clinics from re-use to single-use and in many cases the opening of new clinics as single-use clinics. Based on discussions with customers, we expect the downward trend in re-use dialyzers in the United States will continue and likely accelerate during the remainder of fiscal 2016 and thereafter. A substantial decrease in the market for reprocessing products is likely to result in a significant loss of net sales and a lower level of profitability and operating cash flow in this segment in the future as well as potential future impairments of long-lived assets. Such reduction would also adversely affect our consolidated results of operations. See “Risk Factors” in our 2015 Form 10-K.

General corporate expenses relate to unallocated corporate costs primarily related to executive management personnel as well as costs associated with certain facets of our acquisition program and being a publicly traded company. Such expenses increased by $499,000, or 10.5%, and $1,863,000, or 20.8%, for the three and six months ended January 31, 2016, respectively, compared with the three and six months ended January 31, 2015, primarily due to (i) the addition of internal and external resources to address various growth initiatives and compliance requirements, (ii) increases in annual salaries and incentive compensation and (iii) increases in costs associated with our acquisition program.

Interest

Interest expense increased by $232,000 to $893,000 for the three months ended January 31, 2016 from $661,000 for the three months ended January 31, 2015. For the six months ended January 31, 2016, interest expense increased by $448,000 to $1,659,000 from $1,211,000 for the six months ended January 31, 2015. These increases were due to an increase in the average outstanding borrowings due to the funding of the MI acquisition in September 2015.

Interest income was $22,000 and $15,000 for the three months ended January 31, 2016 and 2015, respectively, and $43,000 and $31,000 for the six months ended January 31, 2016 and 2015, respectively.

Income Taxes

The consolidated effective tax rate was 36.3% and 38.3% for the six months ended January 31, 2016 and 2015, respectively. Almost all of our income before income taxes for both periods was generated from our United States operations, which had an overall effective tax rate of 36.3% and 36.4%, respectively. The decrease in the consolidated effective tax rate for the six months ended January 31, 2016, compared with the six months ended January 31, 2015, was principally due to less non-deductible acquisition related charges in the current year, the enactment of favorable tax legislation in the United States and internationally and improved operating results of our international operations, which are located in lower tax rate jurisdictions.

A reconciliation of the consolidated effective income tax rate for the six months ended January 31, 2016 to the six months ended January 31, 2015 is as follows:

Consolidated
Effective
Income Tax Rate
January 31, 2015	38.3%
Differential attributable to:
Acquisition related items, net	-0.7%
New tax legislation	-0.7%
International operations	-0.4%
Other	-0.2%
January 31, 2016	36.3%

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

For the three and six months ended January 31, 2016 and 2015, we made adjustments to net income and diluted EPS to exclude (i) amortization expense, (ii) acquisition related items impacting current operating performance including transaction and integration charges and ongoing fair value adjustments and (iii) with respect to the current year periods, the impact of favorable tax legislation to arrive at our non-GAAP financial measures, adjusted net income and adjusted EPS.

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

Tax legislation was enacted in the United States and internationally that enabled us to record favorable tax benefits in our second quarter of fiscal 2016 relating to the entire calendar 2015. Since these favorable tax benefits are largely unrelated to our second quarter’s income before taxes and is unrepresentative of our normal effective tax rate, we excluded its impact on net income and EPS for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current performance and a comparison to past performance.

The reconciliations of net income to adjusted net income were calculated as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2016	2015	2016	2015
Net income, as reported	$15,389,000	$11,085,000	$29,643,000	$22,324,000
Intangible amortization (1)	3,297,000	3,232,000	6,391,000	6,188,000
Acquisition related items (2)	597,000	2,256,000	1,531,000	3,512,000
Income tax benefit on above adjustments	(1,070,000)	(1,476,000)	(2,232,000)	(2,742,000)
Tax legislative changes (3)	(800,000)	—	(800,000)	—
Adjusted net income	$17,413,000	$15,097,000	$34,533,000	$29,282,000

(1)         Amounts are recorded in general and administrative expenses.

(2)         For the three and six months ended January 31, 2016, acquisition related items of $311,000 and $571,000, respectively, were recorded in cost of sales and $286,000 and $960,000, respectively, were recorded in general administrative expenses. For the three and six months ended January 31, 2015, acquisition related items of $876,000 and $1,543,000, respectively, were recorded in cost of sales and $1,380,000 and $1,969,000, respectively, were recorded in general administrative expenses.

(3)         Amounts are recorded in income taxes.

The reconciliations of diluted EPS to adjusted diluted EPS were calculated as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2016	2015	2016	2015
Diluted EPS, as reported	$0.37	$0.27	$0.71	$0.54
Intangible amortization, net of tax	0.06	0.05	0.11	0.10
Acquisition related items, net of tax	0.01	0.04	0.03	0.07
Tax legislative changes	(0.02)	—	(0.02)	—
Adjusted diluted EPS (1)	$0.42	$0.36	$0.83	$0.70

(1)         The summation of diluted EPS for the six months ended January 31, 2015 does not equal the adjusted diluted EPS of $0.70 due to rounding.

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

The reconciliations of EBITDAS and Adjusted EBITDAS with net income were calculated as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015

Net income, as reported	$15,389,000	$11,085,000	$29,643,000	$22,324,000

Interest expense, net	871,000	646,000	1,616,000	1,180,000
Income taxes	8,136,000	6,570,000	16,913,000	13,844,000
Depreciation	2,871,000	2,541,000	5,693,000	4,853,000
Amortization	3,297,000	3,232,000	6,391,000	6,188,000
Loss on disposal of fixed assets	11,000	24,000	111,000	37,000
Stock-based compensation expense	1,875,000	1,420,000	3,595,000	3,001,000

EBITDAS	32,450,000	25,518,000	63,962,000	51,427,000

Acquisition related items	597,000	2,256,000	1,531,000	3,512,000

Adjusted EBITDAS	$33,047,000	$27,774,000	$65,493,000	$54,939,000

We define net debt as long-term debt less cash and cash equivalents. Each of the components of net debt appears in the Condensed Consolidated Balance Sheets. We believe that the presentation of net debt provides useful information to investors because we review net debt as part of our management of our overall liquidity, financial flexibility, capital structure and leverage.

The reconciliations of debt with net debt were calculated as follows:

	January 31,	July 31,
	2016	2015

Long-term debt	$133,500,000	$78,500,000
Less cash and cash equivalents	(21,604,000)	(31,720,000)
Net debt	$111,896,000	$46,780,000

The increase in net debt was the result of an increase in the average outstanding borrowings due to the funding of the MI acquisition in September 2015, partially offset by repayments.

Liquidity and Capital Resources

Working Capital

At January 31, 2016, our working capital was $130,439,000, compared with $117,737,000 at July 31, 2015. The increase was primarily due to the impact of the MI acquisition, as further explained in Note 3 to the Condensed Consolidated Financial Statements.

Cash Flows from Operating, Investing and Financing Activities

The significant components of our cash flows were calculated as follows:

	Six Months Ended January 31,
	2016	2015

Net cash provided by operating activities	$28,271,000	$18,838,000
Net cash used in investing activities	$(88,492,000)	$(37,851,000)
Net cash provided by financing activities	$50,607,000	$12,286,000

Cash Flows from Operating Activities

Net cash provided by operating activities increased by $9,433,000, or 50.0%, for the six months ended January 31, 2016, compared with the six months ended January 31, 2015, primarily due to the increase in net income (after adjusting for depreciation, amortization, stock-based compensation expense, fair value adjustments of acquisition related liabilities and deferred income taxes) and the prior year repayment of liabilities acquired in conjunction with the IMS Acquisition, partially offset by an increase in accounts receivable (due to strong sales in our second quarter of fiscal 2016).

Cash Flows from Investing Activities

Net cash used in investing activities increased by $50,641,000 for the six months ended January 31, 2016, compared with the six months ended January 31, 2015, primarily due to more acquisition related cash consideration in the current period compared to the prior period.

Cash Flows from Financing Activities

Net cash provided by financing activities increased by $38,321,000 for the six months ended January 31, 2016, compared with the six months ended January 31, 2015, primarily due to larger borrowings under our credit facility to fund the MI acquisition in the current period, compared to borrowing to fund the IMS acquisition in the prior period.

Cash Dividends

On October 16, 2015, our Board of Directors approved a 20% increase in the semiannual cash dividend to $0.06 per share of outstanding common stock, which was paid on January 29, 2016 to shareholders of record at the close of business on January 15, 2016. Future declaration of dividends and the establishment of future record and payment dates are subject to the final determination of the Company’s Board of Directors.

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

Borrowings under the 2014 Credit Agreement bear interest at rates ranging from 0.25% to 1.25% above the lender’s base rate, or at rates ranging from 1.25% to 2.25% above the London Interbank Offered Rate (“LIBOR”), depending upon the Company’s “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2014 Credit Agreement (“Consolidated EBITDA”). At February 29, 2016, the lender’s base rate was 3.50% and the LIBOR rates ranged from 0.43% to 0.90%. The margins applicable to our outstanding borrowings were 0.50% above the lender’s base rate or 1.50% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at February 29, 2016. The 2014 Credit Agreement also provides for fees on the unused portion of our facility at rates ranging from 0.20% to 0.40%, depending upon our Consolidated Leverage Ratio; such rate was 0.25% at February 29, 2016.

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

On January 31, 2016, we had $133,500,000 of outstanding borrowings under the 2014 Credit Agreement. Subsequent to January 31, 2016, we borrowed $13,500,000 to acquire North American Science Associates, Inc.’s Sterility Assurance Monitoring Products division and repaid $8,000,000 resulting in total outstanding borrowings of $139,000,000 at March 10, 2016, none of which is required to be repaid until March 2019.

Bank of Italy Obligation

In relation to the IMS Acquisition on November 3, 2014, we assumed an $843,000 liability to the Bank of Italy as part of funding provided by an Italian government agency, of which $187,000 and $656,000 were recorded in accrued expenses and other long-term liabilities, respectively. Such amount was a portion of the financial support obtained from the Italian government’s Ministry of Education, Universities and Research to fund research and development activity relating to IMS’s automated endoscope reprocessors. The liability is payable in semi-annual installments, bears interest at 0.25% per annum and has a maturity date of January 1, 2019. At January 31, 2016, $479,000 is outstanding, of which $159,000 is recorded in accrued expense and $320,000 is recorded in other long-term liabilities.

Financing Needs

Our operating segments generate significant cash from operations. At January 31, 2016 we had a cash balance of $21,604,000, of which $8,268,000 was held by foreign subsidiaries. Our foreign cash is needed by our foreign subsidiaries for working capital purposes as well as for current international growth initiatives. Accordingly, our foreign unremitted earnings are considered permanently reinvested and unavailable for repatriation.

We believe that our current cash position, anticipated cash flows from operations and the funds available under our 2014 Credit Agreement will be sufficient to satisfy our worldwide cash operating requirements for the foreseeable future based upon our existing operations, particularly given that we historically have not needed to borrow for working capital purposes. At March 10, 2016, $111,000,000 was available under our 2014 Credit Agreement.

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

None of our sales contain right-of-return provisions. Customer claims for credit or return due to damage, defect, shortage or other reasons must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a small portion of our product sales in each segment. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis, healthcare disposables, water purification and filtration and endoscopy customers, rebates are provided; such rebates, which consist primarily of volume rebates, are provided for as a reduction of sales at the time of revenue recognition and amounted $1,432,000 and $2,888,000 for the three and six months ended January 31, 2016, respectively, and $1,190,000 and $2,769,000 for the three and six months ended January 31, 2015, respectively. Such allowances are determined based on estimated projections of sales volume for the entire rebate periods. If it becomes known that sales volume to customers will deviate from original projections, the rebate provisions originally established would be adjusted accordingly.

Our endoscopy products and services are sold directly to hospitals and other end-users in the United States and primarily to distributors internationally except for the United Kingdom, Italy, Netherlands, Singapore, China and Germany where we sell directly to hospitals and other end-users; water purification and filtration products and services are sold directly to hospitals, dialysis clinics, pharmaceutical and biotechnology companies, laboratories, medical products and service companies and other end-users, as well as through third-party distributors; the majority of our healthcare disposable products are sold to third party distributors and with respect to some of our sterility assurance products, to hospitals, surgery centers, physician and dental offices, dental schools, medical research companies, laboratories and other end-users; and the majority of our dialysis products are sold to dialysis clinics and hospitals. Sales to all of these customers follow our revenue recognition policies.

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

While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results and cash flows (which management believes to be reasonable), discount rates based on the Company’s weighted average cost of capital and appropriate benchmark peer companies. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future sales and earnings forecasts. Subsequent changes in these assumptions and estimates could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. At July 31, 2015, the fair value of all of our reporting units exceeded book value by substantial amounts, except our Dialysis segment, which had an estimated fair value that exceeded book value by 17%. We believe the most significant assumptions impacting the impairment assessment of Dialysis relate to the assumed annual sales estimates and future operating efficiencies included in our projections of future operating results and cash flows of this segment. If future operating results and cash flows are substantially less than our projections, future impairment charges may be recorded. On January 31, 2016, management concluded that no events or changes in circumstances have occurred during the three and six months ended January 31, 2016 that would indicate that the carrying amount of our intangible assets and goodwill may not be recoverable.

Long-Lived Assets

We evaluate the carrying value of long-lived assets including property, equipment and other assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An assessment is made to determine if the sum of the expected future non-discounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected non-discounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. With the exception of the prior year impairment of an acquired license as further described in our 2015 Form 10-K, our historical assessments of our long-lived assets have not differed significantly from the actual amounts realized. However, the determination of fair value requires us to make certain assumptions and estimates and is highly subjective. On January 31, 2016, management concluded that no events or changes in circumstances have occurred that would indicate that the carrying amount of our long-lived assets may not be recoverable.

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

Certain liabilities and reserves are subjective in nature. We reflect such liabilities and reserves based upon the most recent information available. In conjunction with our acquisitions, such subjective liabilities and reserves principally include contingent consideration, certain deferred income tax liabilities, income tax and sales and use tax exposures, including tax liabilities related to our foreign subsidiaries, as well as reserves for accounts receivable, inventories, warranties and contingent obligations. We account for contingent consideration relating to business combinations as a liability and an increase to goodwill at the date of the acquisition. We continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Condensed Consolidated Statements of Income. We determine the fair value of contingent consideration based on future operating projections under various potential scenarios and weight the probability of these outcomes. Similarly, other acquisition related liabilities can be required to be recorded at fair value at the date of the acquisition and continually re-measured at each balance sheet date, such as the acquisition related liabilities described in Note 7 to the Condensed Consolidated Financial Statements.  The ultimate settlement of liabilities relating to business combinations may be for amounts which are materially different from the amounts initially recorded and may cause volatility in our results of operations.

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

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table represents information with respect to purchases of common stock made by the Company during the current quarter:

			Total number of shares	Maximum number of
Month		Average	purchased as part of	shares that may yet
of	Total number of	price paid	publicly announced	be purchased under
Purchase	shares purchased	per share	plans or programs	the program

November	4,427	$60.04	—	—
December	205	64.88	—	—
January	271	60.31	—	—
Total	4,903	$60.26	—	—

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

Date: March 10, 2016

	By:	/s/ Andrew A. Krakauer
Andrew A. Krakauer,
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Peter G. Clifford
Peter G. Clifford,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Steven C. Anaya
Steven C. Anaya,
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)