Form 10-Q
period 2016-04-30
CANTEL MEDICAL CORP
filed 2016-06-09
CIK 19446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

Form 10-Q

☒Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2016.

or

☐Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to           .

Commission file number:   001-31337

CANTEL MEDICAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	22-1760285
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

150 Clove Road, Little Falls, New Jersey	07424	(973) 890-7220
(Address of principal executive offices)	(Zip code)	(Registrant's telephone number, including area code)

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

Number of shares of common stock outstanding as of May 31, 2016: 41,701,975.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands, Except Share Data)

(Unaudited)

	April 30,	July 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$25,498	$31,720
Accounts receivable, net of allowance for doubtful accounts of $1,998 at April 30 and $2,092 at July 31	91,524	69,805
Inventories, net	90,947	72,078
Deferred income taxes	6,254	6,233
Prepaid expenses and other current assets	11,706	8,525
Total current assets	225,929	188,361
Property and equipment, net	72,551	62,541
Intangible assets, net	119,030	85,836
Goodwill	284,018	241,951
Other assets	5,371	5,342
	$706,899	$584,031
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$28,276	$16,184
Compensation payable	21,507	18,557
Accrued expenses	21,536	15,092
Deferred revenue	19,034	18,323
Income taxes payable	921	2,468
Total current liabilities	91,274	70,624

Long-term debt	132,000	78,500
Deferred income taxes	31,926	23,722
Other long-term liabilities	4,061	4,552

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $.10 per share; authorized 75,000,000 shares; issued April 30 - 46,076,820 shares, outstanding April 30 - 41,703,698 shares; issued July 31 - 45,913,154 shares, outstanding July 31 - 41,604,359 shares	4,608	4,591
Additional paid-in capital	163,456	156,050
Retained earnings	328,265	287,105
Accumulated other comprehensive (loss) income	(2,803)	1,224
Treasury Stock, at cost; April 30 - 4,373,122 shares at cost; July 31 - 4,308,795 shares at cost	(45,888)	(42,337)
Total stockholders’ equity	447,638	406,633
	$706,899	$584,031

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2016	2015	2016	2015
Net sales
Product sales	$153,795	$123,070	$426,303	$361,219
Product service	19,908	18,438	59,450	52,530
Total net sales	173,703	141,508	485,753	413,749

Cost of sales
Product sales	78,902	64,664	221,022	191,833
Product service	14,480	13,245	40,875	37,212
Total cost of sales	93,382	77,909	261,897	229,045

Gross profit	80,321	63,599	223,856	184,704

Expenses:
Selling	26,887	20,326	70,967	58,994
General and administrative	26,106	18,456	70,555	56,785
Research and development	4,065	3,536	10,899	10,296
Total operating expenses	57,058	42,318	152,421	126,075

Income from operations	23,263	21,281	71,435	58,629
Interest expense	890	636	2,549	1,847
Interest income	(19)	(17)	(62)	(48)
Loss on sale of business	—	2,206	—	2,206
Income before income taxes	22,392	18,456	68,948	54,624
Income taxes	8,373	6,100	25,286	19,944
Net income	$14,019	$12,356	$43,662	$34,680

Earnings per common share:
Basic	$0.34	$0.30	$1.05	$0.84
Diluted	$0.34	$0.30	$1.05	$0.83
Dividends per common share	$—	$—	$0.06	$0.05

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar Amounts in Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2016	2015	2016	2015

Net income	$14,019	$12,356	$43,662	$34,680

Other comprehensive income (loss):
Foreign currency translation	3,999	1,146	(4,027)	(6,354)
Reclassification adjustment to loss on sale of business for foreign currency translation gain included in net income during the period	—	(1,264)	—	(1,264)
Total other comprehensive income (loss)	3,999	(118)	(4,027)	(7,618)

Comprehensive income	$18,018	$12,238	$39,635	$27,062

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

(Unaudited)

	Nine Months Ended
	April 30,
	2016	2015
Cash flows from operating activities
Net income	$43,662	$34,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,754	7,573
Amortization	9,737	9,648
Stock-based compensation expense	5,837	4,354
Amortization of debt issuance costs	301	301
Loss on disposal of fixed assets	177	209
Loss on sale of business	—	2,206
Impairment of assets	—	1,287
Fair value adjustments to acquisition related liabilities	(551)	(2,516)
Deferred income taxes	(97)	(124)
Excess tax benefits from stock-based compensation	(1,586)	(2,662)
Changes in assets and liabilities, net of effects of business acquisitions/divestiture:
Accounts receivable	(10,315)	(7,239)
Inventories	(13,681)	(7,307)
Prepaid expenses and other current assets	(5,037)	(2,444)
Accounts payable and other current liabilities	14,518	(5,463)
Income taxes	84	871
Net cash provided by operating activities	51,803	33,374

Cash flows from investing activities
Capital expenditures	(12,258)	(8,329)
Proceeds from disposal of fixed assets	55	49
Proceeds from sale of business, net of cash retained and disposal costs	—	3,942
Acquisition of businesses, net of cash acquired	(94,624)	(43,631)
Other, net	(89)	336
Net cash used in investing activities	(106,916)	(47,633)

Cash flows from financing activities
Borrowings under revolving credit facility	96,500	47,000
Repayments under revolving credit facility	(43,000)	(36,000)
Proceeds from exercises of stock options	—	393
Dividends paid	(2,502)	(2,076)
Excess tax benefits from stock-based compensation	1,586	2,662
Purchases of treasury stock	(3,551)	(3,536)
Net cash provided by financing activities	49,033	8,443

Effect of exchange rate changes on cash and cash equivalents	(142)	(600)

Decrease in cash and cash equivalents	(6,222)	(6,416)
Cash and cash equivalents at beginning of period	31,720	31,781
Cash and cash equivalents at end of period	$25,498	$25,365

See accompanying notes.

CANTEL MEDICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.Basis of Presentation

The unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles for interim financial reporting and the requirements of Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Annual Report of Cantel Medical Corp. (“Cantel”) on Form 10-K for the fiscal year ended July 31, 2015 (the “2015 Form 10-K”) and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

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

We operate our four operating segments through wholly-owned subsidiaries in the United States and internationally. Our principal operating subsidiaries in the United States are Medivators Inc., Mar Cor Purification, Inc., Crosstex International, Inc. and SPS Medical Supply Corp. Internationally, our primary operating subsidiaries include Cantel Medical (UK) Limited, Cantel Medical Asia/Pacific Pte. Ltd., Cantel Medical Devices (China) Co., Ltd., Biolab Equipment Ltd., Medivators B.V., Cantel Medical (Italy) S.r.l. and effective September 14, 2015, Medical Innovations Group Holdings Limited.

We acquired North American Science Associates, Inc.’s Sterility Assurance Monitoring Products division (“NAMSA”), on March 1, 2016 (the “NAMSA Acquisition”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. The business of NAMSA did not have a significant effect on our consolidated results of operations for the three and nine months ended April 30, 2016 due to the size of the business in relation to our overall consolidated results of operations and is not reflected in our consolidated results of operations for the three and nine months ended April 30, 2015. The NAMSA Acquisition is included in our Healthcare Disposables segment.

We acquired all of the issued and outstanding stock of Medical Innovations Group Holdings Limited and certain affiliated companies (collectively, “MI”) on September 14, 2015 (the “MI Acquisition”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. The business of MI did not have a significant effect on our consolidated results of operations for the three and nine months ended April 30, 2016 due to the size of the business in relation to our overall consolidated results of operations and is not reflected in our consolidated results of operations for the three and nine months ended April 30, 2015. The MI Acquisition is included in our Endoscopy segment.

In our prior fiscal year, we acquired (i) all of the issued and outstanding stock of MRLB International, Inc. (“MRLB”) on February 20, 2015 (the “DentaPure Acquisition”), (ii) certain net assets of Pure Water Solutions, Inc. (“PWS”) on January 1, 2015 (the “PWS Acquisition”) and (iii) all of the issued and outstanding stock of International Medical Service S.r.l. (“IMS”) on November 3, 2014 (the “IMS Acquisition”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. The businesses of MRLB (the “DentaPure Business”), PWS (the “PWS Business”) and IMS (the “IMS Business”) did not have a significant effect on our consolidated results of operations for the three and nine months ended April 30, 2016 and 2015 due to the size of the businesses in relation to our overall consolidated results of operations. The DentaPure Business is included in our Healthcare Disposables segment, the PWS Business is included in our Water Purification and Filtration segment and the IMS Business is included in our

Endoscopy segment. Subsequent to its acquisition, we changed the name of International Medical Service S.r.l. to Cantel Medical (Italy) S.r.l.

Throughout this document, references to “Cantel,” “us,” “we,” “our,” and the “Company” are references to Cantel Medical Corp. and its subsidiaries, except where the context makes it clear the reference is to Cantel itself and not its subsidiaries.

Subsequent Events

We performed a review of events subsequent to April 30, 2016. Based upon that review, no subsequent events occurred that required updating to our Condensed Consolidated Financial Statements or disclosures.

Note 2.Stock-Based Compensation

The following table shows the  income statement components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2016	2015	2016	2015

Cost of sales	$120,000	$64,000	$320,000	$226,000
Operating expenses:
Selling	246,000	138,000	684,000	444,000
General and administrative	1,847,000	1,137,000	4,750,000	3,639,000
Research and development	29,000	14,000	83,000	45,000
Total operating expenses	2,122,000	1,289,000	5,517,000	4,128,000
Stock-based compensation before income taxes	2,242,000	1,353,000	5,837,000	4,354,000
Income tax benefits	(797,000)	(479,000)	(2,071,000)	(1,525,000)
Total stock-based compensation expense, net of tax	$1,445,000	$874,000	$3,766,000	$2,829,000

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

All of our stock options and stock awards are subject to graded vesting in which portions of the awards vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis over the vesting period, reduced by estimated forfeitures. At April 30, 2016, total unrecognized stock-based compensation expense, before income taxes, related to total nonvested stock options and stock awards was $11,005,000 with a remaining weighted average period of 18 months over which such expense is expected to be recognized. Most of our nonvested awards relate to stock awards.

We determine the fair value of each stock award using the closing market price of our common stock on the date of grant.

A summary of nonvested stock award activity follows:

		Weighted
	Number of	Average
	Shares	Fair Value

Nonvested stock awards at July 31, 2015	343,519	$32.77
Granted	167,990	54.81
Canceled	(4,324)	44.04
Vested	(169,575)	28.49
Nonvested stock awards at April 30, 2016	337,610	$45.74

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for options granted during the nine months ended April 30, 2016 and 2015:

Weighted-Average
Black-Scholes Option	Nine Months Ended	Nine Months Ended
Valuation Assumptions	April 30, 2016	April 30, 2015

Dividend yield	0.22%	0.25%
Expected volatility (1)	55.90%	33.90%
Risk-free interest rate (2)	1.41%	1.55%
Expected lives (in years) (3)	5.00	5.00

(1)	Volatility was based on historical closing prices of our common stock.
(2)	The U.S. Treasury rate based on the expected life at the date of grant.
(3)	Based on historical exercise behavior.

Additionally, all options were considered to be deductible for tax purposes in the valuation model. Such non-qualified options were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant. For the nine months ended April 30, 2016 and 2015, these non-qualified options had a weighted average fair value of $26.49 and $11.54, respectively.

There were no option exercises during the three and nine months ended April 30, 2016. For the three and nine months ended April 30, 2015, the aggregate intrinsic value (i.e. the excess market price over the exercise price) of all options exercised was approximately $383,000 and $2,803,000, respectively.

A summary of stock option activity follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at July 31, 2015	107,500	$25.73
Granted	15,000	55.36
Outstanding at April 30, 2016	122,500	$29.36
Exercisable at July 31, 2015	45,000	$20.32
Exercisable at April 30, 2016	80,834	$22.72

If certain criteria are met when options are exercised or restricted stock becomes vested, we are allowed a deduction on our United States income tax return. Accordingly, we account for the income tax effect on such income tax deductions as a reduction of previously recorded deferred income tax assets and as a reduction of income taxes payable. Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the tax benefit on stock compensation expense which was determined based upon the award’s fair value at the time the award was granted. The differences noted above between actual tax deductions and the previously recorded deferred income tax assets are recorded as additional paid-in capital. For the nine months ended April 30, 2016 and 2015, income tax deductions of $3,297,000 and $4,532,000, respectively, were generated and increased additional paid-in capital by $1,586,000 and

$2,662,000, respectively. We classify the cash flows resulting from excess tax benefits as financing cash flows in our Condensed Consolidated Statements of Cash Flows.

In January 2016, the Cantel Medical Corp. 2016 Equity Incentive Plan (the “2016 Plan”) was approved by shareholders. As a result, no further options or awards will be granted under the Cantel Medical Corp. 2006 Equity Incentive Plan. The 2016 Plan provides for the granting of stock options, stock appreciation rights (SARs), restricted stock awards, restricted stock units (RSUs) and performance-based awards to our employees, independent contractors and consultants.  It also provides the flexibility to grant equity-based awards to our non-employee directors. The 2016 Plan does not permit the granting of discounted options or discounted stock appreciation rights. The maximum number of shares as to which equity awards may be granted under the 2016 Plan is 1,200,000 shares. Under the 2016 Plan, 5,725 restricted stock awards were granted as of April 30, 2016. Once granted, restricted stock awards under this plan are subject to risk of forfeiture solely due to an employment length-of-service restriction, with such restriction lapsing as to one-third of the shares on each of the first three anniversaries of the grant date subject to being employed by the Company through such vesting date. The 2016 Plan will terminate on the date of our annual meeting of stockholders following the close of our fiscal year ending in 2025, unless terminated earlier by the Board of Directors.

Note 3.Acquisitions

Fiscal 2016

North American Science Associates, Inc.

On March 1, 2016, we acquired certain net assets of North American Science Associates, Inc.’s Sterility Assurance Monitoring Products division, a business with pre-acquisition adjusted annual revenues (unaudited) of approximately $5,700,000 (the “NAMSA Business”). The business manufactures a broad suite of high-quality biological and chemical indicators which are used to accurately monitor the effectiveness of sterilization processes primarily for manufacturers of medical device, life science and other products. The total consideration for the transaction, excluding acquisition-related costs, was $13,520,000, subject to a final net asset value adjustment. The NAMSA Acquisition is included in our Healthcare Disposables segment.

The purchase price was preliminarily allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Preliminary
Net Assets	Allocation
Current assets	$2,233,000
Property, plant and equipment	437,000
Amortizable intangible assets (10- year weighted average life):
Customer relationships (10- year life)	5,940,000
Technology (8- year life)	1,320,000
Current liabilities	(123,000)
Net assets acquired	$9,807,000

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $3,713,000 was assigned to goodwill. Such goodwill, all of which is deductible for income tax purposes, is included in our Healthcare Disposables segment.

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

The NAMSA Business is included in our results of operations for the portion of three and nine months ended April 30, 2016 subsequent to its acquisition date and is not included in the three and nine months ended April 30, 2015.

This acquisition did not have a significant effect on our consolidated results of operations in the three and nine months ended April 30, 2016 due to the size of the acquisition in relation to our overall consolidated results of operations.

Medical Innovations Group Holdings Limited

On September 14, 2015, we acquired all of the issued and outstanding stock of MI, a private company with pre-acquisition annual revenues (unaudited) of approximately $28,500,000 providing specialized endoscopy medical devices and products primarily in the United Kingdom (the “MI Business”). Principal products of MI include proprietary short-term and long-term endoscope transport and storage systems, a comprehensive range of endoscopic consumable accessories, OEM mobile medical carts, as well as specialized products for patient warming and patient transfer. With an employee base of approximately 100 individuals, including a complete sales organization and a manufacturing facility in Southend-on-Sea, England, the addition of MI complements our existing endoscopy business in the United States, the United Kingdom and other global markets. The MI Business is included in our Endoscopy segment. The total consideration for the transaction, excluding acquisition-related costs, was $79,597,000, net of an estimated $212,000 net asset value adjustment to be paid by the sellers, subject to finalization.

The purchase price was preliminarily allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Preliminary
Net Assets	Allocation
Current assets	$7,491,000
Property, plant and equipment	6,464,000
Amortizable intangible assets (15 - year weighted average life):
Customer relationships (17 - year life)	24,430,000
Technology (10 - year life)	10,930,000
Brand names (12 - year life)	2,029,000
Current liabilities	(2,730,000)
Deferred income tax liabilities	(8,530,000)
Net assets acquired	$40,084,000

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $39,513,000 was assigned to goodwill. Such goodwill, none of which is deductible for income tax purposes, is included in our Endoscopy segment.

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

The MI Acquisition is included in our results of operations for the three months ended April 30, 2016 and the portion of the nine months ended April 30, 2016 subsequent to its acquisition date, and is not reflected in the three and nine months ended April 30, 2015.

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

The DentaPure Business is included in our results of operations for the three and nine months ended April 30, 2016 and the portion of the three and nine months ended April 30, 2015 subsequent to its acquisition date. This acquisition did not have a significant effect on our consolidated results of operations in the three and nine months ended April 30, 2016 and 2015 due to the size of the business in relation to our overall consolidated results of operations.

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

The PWS Business is included in our results of operations for the three and nine months ended April 30, 2016,  the three months ended April 30, 2015 and the portion of the nine months ended April 30, 2015 subsequent to its acquisition date. This acquisition did not have a significant effect on our consolidated results of operations for the three and nine months ended April 30, 2016 and 2015 due to the size of the business in relation to our overall consolidated results of operations.

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

The IMS Business is included in our results of operations for the three and nine months ended April 30, 2016, the three months ended April 30, 2015 and the portion of the nine months ended April 30, 2015 subsequent to its acquisition date. The IMS Business did not have a significant effect on our consolidated results of operations for the three and nine months ended April 30, 2016 and 2015 due to the size of the business in relation to our overall consolidated results of operations.

Note 4.Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements. The new guidance also requires that all tax-related cash flows resulting from share-based payments to be reported as operating activities in the Condensed Consolidated Statements of Cash Flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 (our fiscal year 2018), including interim periods within that reporting period. Early adoption is permitted as of the beginning of an interim or annual period. We are currently in the process of evaluating the impact of ASU 2016-09 on our financial position and results of operations.

In February 2016, FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”).  The new guidance requires the recording of assets and liabilities arising from leases on the balance sheet accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements.  The new guidance is expected to provide transparency of information and comparability among organizations. ASU 2016-02 is effective for fiscal years beginning after December 31, 2018 (our fiscal year 2019), including interim periods within that reporting period.  Early adoption is permitted as of the beginning of an interim or annual period. We are currently in the process of evaluating the impact of ASU 2016-02 on our financial position and results of operations.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014‑09”), which will supersede the revenue recognition requirements in Accounting Standards Codification 605, “Revenue Recognition.” ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606),” which defers the effective date of ASU 2014-09 by one year to fiscal years beginning after December 15, 2017 (our fiscal year 2019), including interim periods within that reporting period. We are currently in the process of evaluating the impact of ASU 2014-09 on our financial position and results of operations.

Note 5.Inventories, Net

A summary of inventories is as follows:

	April 30,	July 31,
	2016	2015

Raw materials and parts	$45,266,000	$36,585,000
Work-in-process	12,907,000	10,017,000
Finished goods	38,440,000	29,371,000
Reserve for excess and obsolete inventory	(5,666,000)	(3,895,000)
Total	$90,947,000	$72,078,000

Note 6.Derivatives

We recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative that is designated as a hedge will be recognized immediately in earnings. As of April 30, 2016, all of our derivatives were designated as hedges. We do not hold any derivative financial instruments for speculative or trading purposes.

Changes in the value of the Euro, British Pound, Singapore dollar, Canadian dollar and the Chinese Renminbi against the United States dollar affect our results of operations because certain cash bank accounts, accounts receivable, and liabilities of Cantel and its subsidiaries are denominated and ultimately settled in United States dollars or these foreign currencies, but must be converted into each entity’s functional currency.

In order to hedge against the impact of fluctuations in the value of the Euro, British Pound and Singapore dollar relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Euros, British Pounds and Singapore dollars forward, which contracts are one-month in duration. These short-term contracts are designated as fair value hedge instruments. There were five foreign currency forward contracts with an aggregate value of $11,617,000 at April 30, 2016, which covered certain assets and liabilities that were denominated in currencies other than each entity’s functional currency. Such contracts expired on May 31, 2016. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets that are denominated and ultimately settled in currencies other than each entity’s functional currency. Such forward contracts partially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than each entity’s functional currency resulting in net currency conversion loss, net of tax, of $53,000 and $359,000, respectively, for the three and nine months ended April 30, 2016 on the items hedged. For the prior year periods, our forward contracts substantially offset this foreign currency impact on operations resulting in a net currency conversion loss, net of tax, of $12,000 and $61,000 respectively, for the three months and nine months ended ended April 30, 2015 on the items hedged. Gains and losses related to hedging contracts to buy Euros, British Pounds and Singapore dollars forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. We do not currently hedge against the impact of fluctuations in the value of the Canadian dollar or Chinese Renminbi relative to the United States dollar because the overall foreign currency exposures relating to those currencies are currently not deemed significant. Additionally, we do not hedge transactions associated with the funding of international acquisitions due to the short-term nature of the foreign currency exposure.

Note 7.Fair Value Measurements

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

In connection with our June 2014 acquisition of a UK endoscopy company (“Cantel Medical (UK)”), we acquired a contingent guaranteed obligation to reimburse an endoscope service company for endoscope repair costs it incurs when servicing its customers’ endoscopes that are damaged by one of Cantel Medical (UK)’s discontinued endoscope reprocessing machine models. Although the terms of the guarantee provide for no limit to the maximum potential future payments, we estimated the fair value of the liability on the date of the acquisition to be approximately $1,414,000. This fair value measurement was based on significant inputs not observed in the market and thus represents a Level 3 measurement. The fair value of the contingent guaranteed obligation was based on the estimated cost to repair endoscopes that may be damaged by one of Cantel Medical (UK)’s discontinued endoscope reprocessing machine models that remain in the marketplace, the historical frequency of claims and the likely timeframe that each machine will continue to be used. As such, the determination of the fair value of this contingent guaranteed obligation is subjective in nature and can be impacted by significant changes in third party service repair rates, the frequency of claims and a change in the expected life of these discontinued machines.  At the date of the acquisition, the cash flow projection relating to this contingent guaranteed obligation was discounted using a rate of 10.1%, which was based on the weighted average cost of capital of the acquired business plus a credit risk premium for non-performance risk. This liability is adjusted periodically by the reimbursement of repair costs, as well as recording changes in the fair value through our Condensed Consolidated Statements of Income driven by the time value of money and changes in the assumptions that were initially used in the valuation. Given the subjective nature of the assumptions used in the determination of fair value, we may potentially have earnings volatility in our future results of operations. However, the largest factor for the decrease in the initial fair value from $1,414,000 at June 30, 2014 to $569,000 at April 30, 2016 was the reimbursement of repair costs.

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

The actual contingent consideration and assumed contingent obligation have the potential of being between zero and a percentage of unlimited sales that could occur until the completion of the seven year period with respect to the contingent consideration liability and until the assumed contingent obligation is satisfied in full, or until the sales of the Jet Prep products no longer exist. However, with respect to the contingent consideration, the different likely scenarios of future sales projections used in our fair value determination at April 30, 2016 resulted in total potential contingent consideration payments ranging between zero and approximately $452,000 and the weighted average present value of such scenarios plus the accretion of interest for the passing of time resulted in a fair value of $148,000 at April 30, 2016. The decrease in the initial fair value from $2,490,000 at November 5, 2013 to $148,000 at April 30, 2016 was primarily due to changes in probability factors and future sales projections based on the results of several market research analyses, product modification plans, updated pricing models and the remaining years in the seven year measurement period. With respect to the assumed contingent obligation, the different likely scenarios of future sales projections used in our fair value determination at April 30, 2016 along with the requirement to repay at least the original seed funding with interest to the Israeli Government resulted in a fair value of $1,138,000 at April 30, 2016. Given the subjective nature of the assumptions used in the determinations of fair value, we may potentially have further earnings volatility in our future results of operations related to these Jet Prep obligations.

The fair values of the Company’s financial instruments measured on a recurring basis were categorized as follows:

	April 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$880,000	$—	$—	$880,000
Total assets	$880,000	$—	$—	$880,000

Liabilities:
Accrued expenses:
Assumed contingent obligation	$—	$—	$12,000	$12,000
Contingent guaranteed obligation	—	—	414,000	414,000
Total accrued expenses	—	—	426,000	426,000
Other long-term liabilities:
Contingent consideration	—	—	148,000	148,000
Assumed contingent obligation	—	—	1,126,000	1,126,000
Contingent guaranteed obligation	—	—	155,000	155,000
Total other long-term liabilities:	—	—	1,429,000	1,429,000
Total liabilities	$—	$—	$1,855,000	$1,855,000

	July 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$1,680,000	$—	$—	$1,680,000
Total assets	$1,680,000	$—	$—	$1,680,000

Liabilities:
Accrued expenses:
Assumed contingent obligation	$—	$—	$12,000	$12,000
Contingent guaranteed obligation	—	—	566,000	566,000
Total accrued expenses	—	—	578,000	578,000
Other long-term liabilities:
Contingent consideration	—	—	751,000	751,000
Assumed contingent obligation	—	—	1,126,000	1,126,000
Contingent guaranteed obligation	—	—	322,000	322,000
Total other long-term liabilities:	—	—	2,199,000	2,199,000
Total liabilities	$—	$—	$2,777,000	$2,777,000

A reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the last seven quarters is as follows:

		Jet Prep	Cantel Medical (UK)
	Jet Prep	Assumed	Contingent
	Contingent	Contingent	Guaranteed
	Consideration	Obligation	Obligation	Total
Balance, July 31, 2014	$2,722,000	$1,752,000	$1,395,000	$5,869,000
Total net unrealized losses included in general and administrative expense in earnings	82,000	11,000	54,000	147,000
Settlements	—	—	(132,000)	(132,000)
Foreign currency translation	—	—	(77,000)	(77,000)
Balance, October 31, 2014	2,804,000	1,763,000	1,240,000	5,807,000
Total net unrealized losses included in general and administrative expense in earnings	84,000	10,000	33,000	127,000
Settlements	—	—	(164,000)	(164,000)
Foreign currency translation	—	—	(69,000)	(69,000)
Balance, January 31, 2015	2,888,000	1,773,000	1,040,000	5,701,000
Total net unrealized (gains) losses included in general and administrative expense in earnings	(2,159,000)	(642,000)	11,000	(2,790,000)
Settlements	—	—	(161,000)	(161,000)
Foreign currency translation	—	—	24,000	24,000
Balance, April 30, 2015	729,000	1,131,000	914,000	2,774,000
Total net unrealized losses included in general and administrative expense in earnings	22,000	7,000	23,000	52,000
Settlements	—	—	(109,000)	(109,000)
Foreign currency translation	—	—	60,000	60,000
Balance, July 31, 2015	751,000	1,138,000	888,000	2,777,000
Total net unrealized (gains) losses included in general and administrative expense in earnings	(612,000)	—	20,000	(592,000)
Settlements	—	—	(120,000)	(120,000)
Foreign currency translation	—	—	(15,000)	(15,000)
Balance, October 31, 2015	139,000	1,138,000	773,000	2,050,000
Total net unrealized losses included in general and administrative expense in earnings	4,000	—	17,000	21,000
Settlements	—	—	(100,000)	(100,000)
Foreign currency translation	—	—	(53,000)	(53,000)
Balance, January 31, 2016	143,000	1,138,000	637,000	1,918,000
Total net unrealized losses included in general and administrative expense in earnings	5,000	—	15,000	20,000
Settlements	—	—	(95,000)	(95,000)
Foreign currency translation	—	—	12,000	12,000
Balance, April 30, 2016	$148,000	$1,138,000	$569,000	$1,855,000

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

As the inputs utilized for our periodic impairment assessments are not based on observable market data, but are based on management’s assumptions and estimates, our goodwill, intangibles and long-lived assets are classified within Level 3 of the fair value hierarchy on a non-recurring basis. Management concluded on July 31, 2015 that none of our long-lived assets, including goodwill and intangibles with indefinite-lives, were impaired and no other events or changes in circumstances have occurred during the nine months ended April 30, 2016 that would indicate that the carrying amount of our long-lived assets may not be recoverable.

Disclosure of Fair Value of Financial Instruments

As of April 30, 2016 and July 31, 2015, the carrying amounts for cash and cash equivalents (excluding money markets), accounts receivable and accounts payable approximated fair value due to the short maturity of these instruments. We believe that as of April 30, 2016 and July 31, 2015, the fair value of our outstanding borrowings under our credit facility approximated the carrying value of those obligations since the borrowing rates were at prevailing market interest rates.

Note 8.Intangible Assets and Goodwill

Our intangible assets with definite lives consist primarily of customer relationships, technology, brand names, non-compete agreements and patents. These intangible assets are being amortized on the straight-line method over the estimated useful lives of the assets ranging from 3-20 years and have a weighted average amortization period of 12 years. Amortization expense related to intangible assets was $3,346,000 and $9,737,000 for the three and nine months ended April 30, 2016, respectively, and $3,460,000 and $9,648,000 for the three and nine months ended April 30, 2015, respectively. Our intangible assets that have indefinite useful lives, and therefore are not amortized, consist of trademarks and trade names.

The Company’s intangible assets consist of the following:

	April 30, 2016
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$103,721,000	$(22,905,000)	$80,816,000
Technology	34,049,000	(11,048,000)	23,001,000
Brand names	6,379,000	(2,237,000)	4,142,000
Non-compete agreements	3,092,000	(1,134,000)	1,958,000
Patents and other registrations	2,443,000	(875,000)	1,568,000
	149,684,000	(38,199,000)	111,485,000
Trademarks and tradenames	7,545,000	—	7,545,000
Total intangible assets	$157,229,000	$(38,199,000)	$119,030,000

	July 31, 2015
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$97,697,000	$(39,549,000)	$58,148,000
Technology	26,508,000	(12,656,000)	13,852,000
Brand names	12,970,000	(10,865,000)	2,105,000
Non-compete agreements	3,129,000	(997,000)	2,132,000
Patents and other registrations	2,235,000	(788,000)	1,447,000
	142,539,000	(64,855,000)	77,684,000
Trademarks and tradenames	8,152,000	—	8,152,000
Total intangible assets	$150,691,000	$(64,855,000)	$85,836,000

Estimated annual amortization expense of our intangible assets for the remainder for fiscal 2016 and the next five years is as follows:

Three month period ending July 31, 2016	$3,405,000
2017	13,458,000
2018	13,157,000
2019	12,833,000
2020	11,077,000
2021	10,720,000

Goodwill changed during fiscal 2015 and the nine months ended April 30, 2016 as follows:

		Water
		Purification	Healthcare			Total
	Endoscopy	and Filtration	Disposables	Dialysis	Other	Goodwill

Balance, July 31, 2014	$78,274,000	$56,838,000	$81,835,000	$8,133,000	$6,567,000	$231,647,000
Acquisitions	11,093,000	2,965,000	6,104,000	—	—	20,162,000
Foreign currency translation	(2,360,000)	(931,000)	—	—	(827,000)	(4,118,000)
Sale of business	—	—	—	—	(5,740,000)	(5,740,000)
Balance, July 31, 2015	87,007,000	58,872,000	87,939,000	8,133,000	—	241,951,000
Acquisitions	39,513,000	—	4,376,000	—	—	43,889,000
Foreign currency translation	(2,020,000)	198,000	—	—	—	(1,822,000)
Balance, April 30, 2016	$124,500,000	$59,070,000	$92,315,000	$8,133,000	$—	$284,018,000

On July 31, 2015, we performed impairment studies of the Company’s goodwill and indefinite lived trademarks and trade names and concluded that such assets were not impaired. While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results and cash flows (which management believes to be reasonable), discount rates based on the Company’s weighted average cost of capital and appropriate benchmark peer companies. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future sales forecasts. Subsequent changes in these assumptions and estimates could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. At July 31, 2015, the fair value of all of our reporting units exceeded book value by substantial amounts, except our Dialysis segment, which had an estimated fair value that exceeded book value by approximately 17%. We believe the most significant assumptions impacting the impairment assessment of our Dialysis segment relate to the assumed projected annual sales and future operating efficiencies included in our projections of future operating results and cash flows of this segment. If future operating results and cash flows are substantially less than our projections, future impairment charges may be recorded. On April 30, 2016, management concluded that no events or changes in circumstances have occurred during the nine months ended April 30, 2016 that would indicate that the carrying amount of our intangible assets and goodwill may not be recoverable.

Note 9.Warranties

A summary of activity in the warranty reserves follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2016	2015	2016	2015

Beginning balance	$1,967,000	$1,697,000	$1,740,000	$1,589,000
Acquisitions	—	1,000	28,000	118,000
Provisions	1,505,000	452,000	3,264,000	1,758,000
Settlements	(887,000)	(552,000)	(2,365,000)	(1,833,000)
Foreign currency translation	9,000	5,000	(73,000)	(29,000)
Ending balance	$2,594,000	$1,603,000	$2,594,000	$1,603,000

The warranty provisions for the three and nine months ended April 30, 2016 and 2015 relate principally to the Company’s endoscope reprocessing and water purification equipment. Warranty reserves are included in accrued expenses in the Condensed Consolidated Balance Sheets.

Note 10.Financing Arrangements

On March 4, 2014, we entered into a $250,000,000 Third Amended and Restated Credit Agreement (the “2014 Credit Agreement”). The 2014 Credit Agreement includes a five-year $250,000,000 senior secured revolving facility with sublimits of up to $100,000,000 for borrowings in foreign currencies, $30,000,000 for letters of credit and $10,000,000 for swing line loans (the “2014 Revolving Credit Facility”). Subject to the satisfaction of certain conditions precedent including the consent of the lenders, the Company may from time to time increase the 2014 Revolving Credit Facility by an aggregate amount not to exceed $100,000,000. The senior lenders include Bank of America N.A. (the lead bank and administrative agent), PNC Bank, National Association and Wells Fargo Bank, National Association. The 2014 Credit Agreement expires on March 4, 2019. Additionally, subject to certain restrictions and conditions (i) any of our domestic or foreign subsidiaries may become borrowers and (ii) borrowings may occur in multi-currencies. Furthermore, we incurred debt issuance costs of $1,318,000 relating to the 2014 Credit Agreement which was recorded in other assets along with the remaining unamortized debt issuance costs of $512,000 relating to our former revolving credit facility. The total of these two amounts is being amortized over the life of the 2014 Credit Agreement. At April 30, 2016, unamortized debt issuance costs recorded in other assets amounted to $1,037,000.

Borrowings under the 2014 Credit Agreement bear interest at rates ranging from 0.25% to 1.25% above the lender’s base rate, or at rates ranging from 1.25% to 2.25% above the London Interbank Offered Rate (“LIBOR”), depending upon the Company’s “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2014 Credit Agreement (“Consolidated EBITDA”). At April 30, 2016, the lender’s base rate was 3.50% and the LIBOR rates ranged from 0.44% to 0.90%. The margins applicable to our outstanding borrowings were 0.50% above the lender’s base rate or 1.50% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at April 30, 2016. The 2014 Credit Agreement also provides for fees on the unused portion of our facility at rates ranging from 0.20% to 0.40%, depending upon our Consolidated Leverage Ratio; such rate was 0.25% at April 30, 2016.

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

On April 30, 2016, we had $132,000,000 of outstanding borrowings under the 2014 Credit Agreement. Subsequent to April 30, 2016, we repaid $3,500,000 resulting in total outstanding borrowings of $128,500,000 at June 9, 2016, none of which is required to be repaid until March 2019.

Note 11.Earnings Per Common Share

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

The following table sets forth the computation of basic and diluted EPS available to shareholders of common stock (excluding participating securities):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2016	2015	2016	2015
Numerator for basic and diluted earnings per share:
Net income	$14,019,000	$12,356,000	$43,662,000	$34,680,000
Less income allocated to participating securities	(115,000)	(105,000)	(359,000)	(323,000)
Net income available to common shareholders	$13,904,000	$12,251,000	$43,303,000	$34,357,000

Denominator for basic and diluted earnings per share, as adjusted for participating securities:
Denominator for basic earnings per share - weighted average number of shares outstanding attributable to common stock	41,363,548	41,187,720	41,335,488	41,114,830

Dilutive effect of stock options using the treasury stock method and the average market price for the year	47,164	60,837	44,817	68,479

Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	41,410,712	41,248,557	41,380,305	41,183,309

Earnings per share attributable to common stock:
Basic earnings per share	$0.34	$0.30	$1.05	$0.84

Diluted earnings per share	$0.34	$0.30	$1.05	$0.83

Stock options excluded from weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	—	—	—	—

A reconciliation of weighted average number of shares and common stock equivalents attributable to common stock, as determined above, to the Company’s total weighted average number of shares and common stock equivalents, including participating securities, is set forth in the following table:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2016	2015	2016	2015
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	41,410,712	41,248,557	41,380,305	41,183,309

Participating securities	340,708	342,850	342,746	390,449

Total weighted average number of shares and common stock equivalents attributable to both common stock and participating securities	41,751,420	41,591,407	41,723,051	41,573,758

Note 12.Income Taxes

The consolidated effective tax rate was 36.7% and 36.5% for the nine months ended April 30, 2016 and 2015, respectively. Almost all of our income before income taxes for both periods was generated from our United States operations, which had an overall effective tax rate of 36.5% and 36.7%, respectively.

We record liabilities for an unrecognized tax benefit when a tax benefit for an uncertain tax position is taken or expected to be taken on a tax return, but is not recognized in our Condensed Consolidated Financial Statements because it does not meet the more-likely-than-not recognition threshold that the uncertain tax position would be sustained upon examination by the applicable taxing authority. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the tax authorities. Any adjustments upon resolution of income tax uncertainties are recognized in our results of operations. At April 30, 2016 and July 31, 2015, we do not have any uncertain tax positions in which a liability would be recorded.

We concluded an audit by the Internal Revenue Service for fiscal years 2013 and 2012. With respect to state or foreign income tax examinations, we are generally no longer subject to examinations for fiscal years ended prior to July 31, 2008.

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

Note 13.Commitments and Contingencies

Long-Term Contractual Obligations

As of April 30, 2016, aggregate annual required payments over the remaining fiscal year, the next four years and thereafter under our contractual obligations that have long-term components are as follows:

	Three Months	Year Ending July 31,
	Ending July 31,	(Amounts in thousands)
	2016	2017	2018	2019	2020	Thereafter	Total
Maturity of the credit facility	$—	$—	$—	$132,000	$—	$—	$132,000
Expected interest payments under the credit facility (1)	673	2,693	2,693	1,570	—	—	7,629
Minimum commitments under noncancelable operating leases	1,422	5,163	3,918	3,055	2,026	4,553	20,137
Compensation agreements	1,350	8,562	616	498	498	961	12,485
Contingent consideration (2)	—	—	—	36	132	40	208
Assumed contingent liability (3)	1	19	93	188	246	719	1,266
Contingent guaranteed obligation (4)	90	197	147	135	—	—	569
Other long-term obligations	101	273	205	98	12	3	692
Total contractual obligations	$3,637	$16,907	$7,672	$137,580	$2,914	$6,276	$174,986

(1)	The expected interest payments under our credit facility reflect an interest rate of 2.04%, which was our weighted average interest rate on outstanding borrowings at April 30, 2016.

(2)

These future potential payments of contingent consideration relate to the Jet Prep Acquisition, as further explained below, and are reflected in the April 30, 2016 Condensed Consolidated Balance Sheet at its net present value of $148,000 using a discount rate of 12.6%.

(3)

These future potential payments of an assumed contingent liability relate to the Jet Prep Acquisition, as further explained below, and are reflected in the April 30, 2016 Condensed Consolidated Balance Sheet at its net present value of $1,138,000 using a discount rate of 2.5%.

(4)

These future potential payments of a contingent guaranteed obligation relate to Cantel Medical (UK), as further explained below, and are reflected in the April 30, 2016 Condensed Consolidated Balance Sheet at its net present value of $569,000 using a discount rate of 10.1%.

Operating Leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Contingent Liabilities

In relation to the acquisition of Jet Prep, we have recorded at April 30, 2016 a $148,000 liability for the estimated fair value of contingent consideration payable to the sellers and a $1,138,000 liability for the estimated fair value of an assumed contingent obligation payable to the Israeli Government, as further described in Note 7 to the Condensed Consolidated Financial Statements, which will be payable based on future sales of Jet Prep’s business (above a minimum threshold with respect to the contingent consideration liability). Additionally, in connection with Cantel Medical (UK), we assumed a contingent guaranteed obligation to reimburse an endoscope service company for endoscope repair costs it incurs when servicing its customers’ endoscopes that are damaged by one of Cantel Medical (UK)’s discontinued endoscope reprocessing machine models, which has an estimated fair value of $569,000 at April 30, 2016, as further described in Note 7 to the Condensed Consolidated Financial Statements. As such, the estimates of the annual required payments, as well as the fair value of these contingent liabilities are subjective in nature and highly dependent on future sales projections. Additionally, since we will be continually re-measuring these liabilities at each balance sheet date and recording changes in the respective fair values through our Condensed Consolidated Statements of Income, we may potentially have earnings volatility in our future results of operations until the completion of the seven year period with respect to the contingent consideration liability and until the assumed contingent obligation and contingent guaranteed obligation are satisfied, or until the sales of the Jet Prep products no longer exist.

Compensation Agreements

We have previously entered into various severance contracts with executives of the Company, including our Corporate executive officers and our subsidiary Chief Executive Officers, which define certain compensation arrangements relating to various employment termination scenarios, and multi-year employment agreements with certain executive officers of businesses we have acquired. Additionally, in March 2016 we entered into a succession plan agreement due to the planned retirement of our Chief Executive Officer in which he will be succeeded as Chief Executive Officer on July 31, 2016 and remain employed as a Senior Advisor until his October 15, 2016 retirement date. This succession plan agreement requires future annual payments to our Chief Executive Officer beginning in fiscal 2017 for transition-related services. The majority of those future payments are being recorded in general and administrative expenses from March 17, 2016 through his October 15, 2016 retirement date.

Other Long-Term Obligations

In relation to the IMS Acquisition on November 3, 2014, we assumed an $843,000 liability to the Bank of Italy as part of funding provided by an Italian government agency, of which $187,000 and $656,000 were recorded in accrued expenses and other long-term liabilities, respectively. Such amount was a portion of the financial support obtained from the Italian government’s Ministry of Education, Universities and Research to fund research and development activity relating to IMS’s automated endoscope reprocessors. The liability is payable in semi-annual installments, bears interest at 0.25% per annum and has a maturity date of January 1, 2019. At April 30, 2016, $510,000 is outstanding, of which $169,000 is recorded in accrued expense and $341,000 is recorded in other long-term liabilities.

Additionally, other long-term obligations include deferred compensation arrangements for certain former Medivators directors and officers and is recorded in other long-term liabilities.

Note 14.Accumulated Other Comprehensive (Loss) Income

The components and changes in accumulated other comprehensive (loss) income were as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2016	2015	2016	2015
Foreign currency translation adjustments:
Beginning balance	$(6,802,000)	$2,052,000	$1,224,000	$9,552,000
Other comprehensive income (loss)	3,999,000	1,146,000	(4,027,000)	(6,354,000)
Reclassification adjustment to loss on sale of business for foreign currency translation gain included in net income during the period	—	(1,264,000)	—	(1,264,000)
Ending balance	$(2,803,000)	$1,934,000	$(2,803,000)	$1,934,000

Note 15.Operating Segments

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

None of our customers accounted for 10% or more of our consolidated net sales for the nine months ended April 30, 2016 and 2015.

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

Two customers collectively accounted for approximately 43.9% of our Water Purification and Filtration segment net sales for the nine months ended April 30, 2016.

Healthcare Disposables, which includes single-use, infection prevention and control healthcare products including face masks, sterilization pouches, towels and bibs, tray covers, saliva ejectors, germicidal wipes, plastic cups and disinfectants, as well as a filter system for maintaining safe dental unit waterlines. This segment also manufactures and sells biological and chemical indicators for sterility assurance monitoring services in the acute-care, alternate-care, dental and industrial markets.

Four customers collectively accounted for approximately 50.2% of our Healthcare Disposables segment net sales for the nine months ended April 30, 2016.

Dialysis, which includes medical device reprocessing systems, sterilants/disinfectants, dialysate concentrates and other supplies for renal dialysis. Additionally, this segment includes technical maintenance service on its products.

Two customers accounted for approximately 42.3% of our Dialysis segment net sales for the nine months ended April 30, 2016.

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

Information as to operating segments is summarized below:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2016	2015	2016	2015

Net sales:
Endoscopy	$91,892,000	$63,734,000	$244,992,000	$178,636,000
Water Purification and Filtration	44,645,000	44,975,000	132,609,000	129,699,000
Healthcare Disposables	29,779,000	24,754,000	83,157,000	79,288,000
Dialysis	7,387,000	6,970,000	24,995,000	21,770,000
Other	—	1,075,000	—	4,356,000
Total	$173,703,000	$141,508,000	$485,753,000	$413,749,000

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2016	2015	2016	2015

Operating income:
Endoscopy	$16,279,000	$12,978,000	$43,402,000	$28,832,000
Water Purification and Filtration	6,934,000	7,540,000	22,336,000	23,317,000
Healthcare Disposables	6,162,000	3,432,000	18,195,000	14,255,000
Dialysis	1,795,000	1,620,000	6,216,000	4,551,000
Other	—	211,000	—	1,118,000
	31,170,000	25,781,000	90,149,000	72,073,000
General corporate expenses	(7,907,000)	(4,500,000)	(18,714,000)	(13,444,000)
Income from operations	23,263,000	21,281,000	71,435,000	58,629,000
Interest expense, net	(871,000)	(619,000)	(2,487,000)	(1,799,000)
Other expense	—	(2,206,000)	—	(2,206,000)

Income before income taxes	$22,392,000	$18,456,000	$68,948,000	$54,624,000

Note 16.Disposition of Business

In fiscal 2015, we conducted a strategic review of our Specialty Packaging business and evaluated its potential value in the marketplace relative to the business’s historic and expected returns and concluded that the business was not part of our core strategy and could return a higher value to stockholders by its divestiture. Accordingly, our Specialty Packaging business (reported in the Other reporting segment) was classified as held-for-sale within our Condensed Consolidated Balance Sheet beginning October 31, 2014. Since the operating results of the Specialty Packaging segment, as shown in Note 15 to the Condensed Consolidated Financial Statements, were not significant in relation to our overall consolidated operating results, the lack of operating results from this business due to its divestiture has not had a major effect on our operations and financial results, and accordingly, has not been classified as a discontinued operation for any of the periods presented.

On April 7, 2015, we completed the sale of our Specialty Packaging business to a global packaging and service company by selling all the issued and outstanding stock of our Specialty Packaging subsidiary in exchange for $7,531,000 in cash proceeds, of which $660,000 is held in escrow for indemnity obligations, if any, until October 7, 2016 and is recorded in prepaid expenses and other current assets in our Condensed Consolidated Balance Sheet at April 30, 2016. Overall, this transaction, including costs associated with the disposition and the recognition of a foreign currency translation gain, resulted in a $2,206,000 loss, or $0.04 in diluted earnings per share, which was recorded in loss on sale of business in our Condensed Consolidated Statements of Income in our third quarter of fiscal 2015. Such amount is subject to further adjustments upon finalization of taxes or indemnity obligations, if any.

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

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations provides a discussion of the consolidated results of operations for the three and nine months ended April 30, 2016 compared with the three and nine months ended April 30, 2015.

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

•

Healthcare Disposables: Single-use, infection prevention and control healthcare products including face masks, sterilization pouches, towels and bibs, tray covers, saliva ejectors, germicidal wipes, plastic cups and disinfectants, as well as a filter system for maintaining safe dental unit waterlines. This segment also manufactures and sells biological and chemical indicators for sterility assurance monitoring services in the acute-care, alternate-care, dental and industrial markets.

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

Significant Activity

(i)Some of our key financial results for the three and nine months ended April 30, 2016 compared with the three and nine months ended April 30, 2015 were as follows:

•

Net sales increased by 22.8% to $173,703,000 from $141,508,000 for the three months ended April 30, 2016, and 17.4% to $485,753,000 from $413,749,000 for the nine months ended April 30, 2016; organic sales (i.e. excluding acquisitions, a divestiture and foreign currency translation) increased by 17.6% and 12.6% for the three and nine months ended April 30, 2016, respectively.

•	Gross profit as a percentage of net sales increased to 46.2% from 44.9% for the three months ended April 30, 2016, and 46.1% from 44.6% for the nine months ended April 30, 2016.

•

Net income under United States generally accepted accounting principles (GAAP) increased by 13.5% to $14,019,000 from $12,356,000 for the three months ended April 30, 2016, and 25.9% to $43,662,000 from $34,680,000 for the nine months ended April 30, 2016.

•

After adjusting net income for amortization expense and atypical items, non-GAAP adjusted net income increased by 24.1% to $18,243,000 from $14,697,000 for the three months ended April 30, 2016, and 20.0% to $52,776,000 from $43,979,000 for the nine months ended April 30, 2016, as further described and reconciled to net income in “Non-GAAP Financial Measures” in this MD&A.

•

Adjusted earnings before interest, taxes, depreciation, amortization and stock-based compensation expense (“Adjusted EBITDAS”) increased by 24.6% to $34,822,000 from $27,946,000 for the three months ended April 30, 2016, and 21.1% to $100,315,000 from $82,855,000 for the nine months ended April 30, 2016, as further described and reconciled to net income in “Non-GAAP Financial Measures” in this MD&A.

We continue to benefit from having a broad portfolio of infection prevention and control products sold into diverse business segments, where approximately 73% of our net sales are attributable to consumable products and service. The primary factors that contributed to this financial performance, as further described elsewhere in this MD&A, were as follows:

•

significantly higher sales and profitability in our Endoscopy segment principally due to (i) increases in demand for endoscope reprocessing equipment as well as higher margin products such as disposable infection control products used in GI endoscopy procedures and endoscope reprocessing disinfectants and service as a result of the increased field population of equipment and (ii) the inclusion of sales of our recent acquisitions,

•

enhanced profitability in our Healthcare Disposables segment mainly due to (i) increased sales of higher margin products such as sterility assurance and waterline disinfection products, (ii) lower manufacturing costs and (iii) lower amortization expense, partially offset by elevated demand of our face masks and sterility assurance products in the first half of the prior year as a result of (a) customers buying products in advance of certain sales price increases and (b) customer response to the Ebola virus, and

•	higher sales and improved profitability in our Dialysis segment primarily due to an increase in demand for our lower margin concentrate product.

The above factors were partially offset by:

•	our strategic decision to invest in various growth initiatives designed to expand into new markets and gain or maintain market share in our three largest segments,

•

the impact of atypical items relating to acquisitions, costs associated with the future retirement of our Chief Executive Officer and the prior year impairment of an acquired license, as further described within Non-GAAP Financial Measures elsewhere in this MD&A,

•	the divestiture of our specialty packaging business in April 2015, and

•	an increase in warranty costs associated with our water purification equipment.

(ii)We sell our dialysis products to a concentrated number of customers. Sales in our Dialysis segment have been adversely impacted in recent years by the decrease in demand for our products that are used by dialysis centers that reuse dialyzers, such as our sterilant products and RENATRON® reprocessing equipment. With the exception of the current period which had increased sales of low margin concentrate products not used in dialyzer reprocessing, this reduction in dialysis sales has reduced overall profitability in this segment relative to prior periods. Our market for dialysis reprocessing products is limited to dialysis centers that reuse dialyzers, which market has been decreasing in the United States despite the environmental advantages and our belief that the per-procedure cost of re-use dialyzers is more economical than single-use dialyzers. Based on discussions with customers, we expect the downward trend in re-use dialyzers in the United States will continue and likely accelerate during the remainder of fiscal 2016 and thereafter. A substantial reduction of our dialysis re-use business will likely have a significant adverse effect on our dialysis segment and reduce our margins and net income in that segment as well as result in potential future impairments of long-lived assets.  Such reduction would also adversely affect our consolidated results of operations. See “Risk Factors” in the 2015 Form 10-K.

(iii)In our current fiscal year, we acquired (i) all of the issued and outstanding stock of Medical Innovations Group Holdings Limited and certain affiliated companies (collectively, “MI”) on September 14, 2015 (the “MI Acquisition”) and (ii) certain net assets of North American Science Associates, Inc.’s Sterility Assurance Monitoring Products division (“NAMSA”) on March 1, 2016 (the “NAMSA Acquisition”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. With the exception of acquisition related costs as more fully described in the Non-GAAP Financial Measures section below, the businesses of MI (the “MI Business”) and NAMSA (the “NAMSA Business”) did not have a significant effect on our consolidated results of operations for the three and nine months ended April 30, 2016 due to the size of the businesses in relation to our overall consolidated results of operations. The MI Business is included in our Endoscopy segment and NAMSA Business is included in the Healthcare Disposables segment.

(iv)In our prior fiscal year, we acquired (i) all of the issued and outstanding stock of MRLB International, Inc. (“MRLB”) on February 20, 2015 (the “DentaPure Acquisition”), (ii) certain net assets of Pure Water Solutions, Inc. (“PWS”) on January 1, 2015 (the “PWS Acquisition”) and (iii) all of the issued and outstanding stock of International Medical Service S.r.l. (“IMS”) on November 3, 2014 (the “IMS Acquisition”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. The businesses of MRLB (the “DentaPure Business”), PWS (the “PWS Business”) and IMS (the “IMS Business”) did not have a significant effect on our consolidated results of operations for the three and nine months ended April 30, 2016 and 2015 due to the size of the businesses in relation to our overall consolidated results of operations. The DentaPure Business is included in our Healthcare Disposables segment, the PWS Business is included in our Water Purification and Filtration segment and the IMS Business is included in our Endoscopy segment. Subsequent to its acquisition, we changed the name of International Medical Service S.r.l. to Cantel Medical (Italy) S.r.l.

(v)In December 2015, a law was enacted that included a two-year moratorium on the medical device excise tax, which favorably impacts our gross profit, as more fully described elsewhere in this MD&A.

(vi)On October 16, 2015, our Board of Directors approved a 20% increase in the semiannual cash dividend to $0.06 per share of outstanding common stock, which was paid on January 29, 2016 to shareholders of record at the close of business on January 15, 2016, as more fully described elsewhere in this MD&A.

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

	Three Months Ended				Nine Months Ended
	April 30,				April 30,
	2016		2015		2016		2015
	(Dollar amounts in thousands)				(Dollar amounts in thousands)
	$	%	$	%	$	%	$	%
Net Sales by Segment
Endoscopy	$91,892	52.9	$63,734	45.0	$244,992	50.4	$178,636	43.2
Water Purification and Filtration	44,645	25.7	44,975	31.8	132,609	27.3	129,699	31.3
Healthcare Disposables	29,779	17.1	24,754	17.5	83,157	17.1	79,288	19.2
Dialysis	7,387	4.3	6,970	4.9	24,995	5.2	21,770	5.3
Other	—	—	1,075	0.8	—	—	4,356	1.0
Total net sales	$173,703	100.0	$141,508	100.0	$485,753	100.0	$413,749	100.0

Net Sales by Geography
United States	$134,690	77.5	$110,528	78.1	$377,405	77.7	$329,101	79.5
International	39,013	22.5	30,980	21.9	108,348	22.3	84,648	20.5
Total net sales	$173,703	100.0	$141,508	100.0	$485,753	100.0	$413,749	100.0

Net Sales

Total net sales increased by $32,195,000, or 22.8%, to $173,703,000 for the three months ended April 30, 2016 from $141,508,000 for the three months ended April 30, 2015. The 22.8% increase in net sales for the three months ended April 30, 2016 includes (i) a 17.6% increase in organic sales, (ii) a 5.8% increase in sales due to acquisitions, partially offset by the divestiture of our specialty packaging segment, and (iii) a 0.6% decrease due to foreign currency translation.

Net sales increased by $72,004,000, or 17.4%, to $485,753,000 for the nine months ended April 30, 2016 from $413,749,000 for the nine months ended April 30, 2015. The 17.4% increase in net sales for the nine months ended April 30, 2016 includes (i) a 12.6% increase in organic sales, (ii) a 5.4% increase in sales due to acquisitions, partially offset by the divestiture of our specialty packaging segment, and (iii) a 0.6% decrease due to foreign currency translation.

International net sales increased by $8,033,000, or 25.9%, and $23,700,000, or 28.0%, for the three and nine months ended April 30, 2016, respectively, compared with the three and nine months ended April 30, 2015. The 25.9% and 28.0% increases in net sales consist of (i) increases of 10.6% and 19.1% in organic net sales, (ii) increases of 18.1% and 11.9% in net sales due to acquisitions and (iii) decreases of 2.8% and 3.0% in net sales due to foreign currency translation, respectively.

The increase in both domestic and international organic net sales for the three and nine months ended April 30, 2016 was primarily attributable to increases in net sales of our endoscopy products and services.

Net sales of endoscopy products and services increased by $28,158,000, or 44.2%, and $66,356,000, or 37.2%, for the three and nine months ended April 30, 2016, respectively, compared with the three and nine months ended April 30, 2015. The 44.2% and 37.2% increases in net sales consist of (i) increases of 33.1% and 27.4% in organic net sales, (ii) increases of 12.0% and 10.5% in net sales due to acquisitions and (iii) decreases of 0.9% and 0.7% in net sales due to foreign currency translation, respectively. The increase in organic net sales for the three and nine months ended April 30, 2016 was primarily due to increases in demand in the United States and internationally for our (i) procedure room products (disposable infection control products used in GI endoscopy procedures) due to sales and marketing efforts, (ii) endoscope reprocessing equipment due to our sales and marketing programs and (iii) disinfectants and service due to the increase in the installed base of endoscope reprocessing equipment. We expect sales of disinfectants, service, filters and equipment accessories, most of which carry higher margins, to continue to benefit as we increase the installed base of endoscope reprocessing equipment. These increases were partially offset by overall lower selling prices principally related to endoscopy reprocessing equipment and procedure room products as a result of our strategic growth plan and increased competition.

Net sales of water purification and filtration products and services were similar for the three months ended April 30, 2016, and increased by $2,910,000, or 2.2%, for the nine months ended April 30, 2016, compared with the three and nine months ended April 30, 2015 due to an increase in demand for sterilants and speciality filter products, partially offset by lower demand during the three months ended April 30, 2016 for our water purification equipment used for commercial and industrial (large capital) applications.

Net sales of healthcare disposables products increased by $5,025,000, or 20.3%, and $3,869,000, or 4.9%, for the three and nine months ended April 30, 2016, respectively, compared with the three and nine months ended April 30, 2015. The 20.3% and 4.9% increases in net sales consist of (i) increases of 13.4% and 0.4% in organic net sales and (ii) increases of 6.9% and 4.5% in net sales due to acquisitions. Organic net sales for the nine months ended April 30, 2016 were similar to the nine months ended April 30, 2015 as the increase in sales of sterility assurance and waterline disinfection products in the current year were offset by the elevated demand during the first half of the prior year for our face masks and certain sterilization products as a result of (i) customers buying products in advance of certain sales price increases and (ii) customer response to the Ebola virus. For the three months ended April 30, 2016, the increase in organic sales was primarily due to increased demand for our sterility assurance and waterline disinfection products, and the impact in the three months ended April 30, 2015 of low demand for our face masks and certain sterilization products due to customers having adequate inventory levels as a result of their earlier purchases during the first half of the prior year, as explained above.

Net sales of dialysis products and services increased by $417,000, or 6.0%, and $3,225,000, or 14.8%, for the three and nine months ended April 30, 2016, respectively, compared with the three and nine months ended April 30, 2015, principally due to (i) an increase in demand for our lower margin concentrate product by a single customer, which demand is expected to decline in fiscal 2017, partially offset by a decrease in demand for our sterilant product due to the market shift from reusable to single-use dialyzers, as further described elsewhere in this MD&A.

Gross Profit

Gross profit increased by $16,722,000, or 26.3%, to $80,321,000 for the three months ended April 30, 2016 from $63,599,000 for the three months ended April 30, 2015. Gross profit as a percentage of net sales for the three months ended April 30, 2016 and 2015 was 46.2% and 44.9%, respectively. Excluding the impact of acquisition accounting charges, gross profit as a percentage of net sales for the three months ended April 30, 2016 and 2015 was 46.5% and 45.2%, respectively.

Gross profit increased by $39,152,000, or 21.2%, to $223,856,000 for the nine months ended April 30, 2016 from $184,704,000 for the nine months ended April 30, 2015. Gross profit as a percentage of net sales for the nine months ended April 30, 2016 and 2015 was 46.1% and 44.6%, respectively. Excluding the impact of acquisition accounting charges, gross profit as a percentage of net sales for the nine months ended April 30, 2016 and 2015 was 46.3% and 45.1%, respectively.

The higher gross profit as a percentage of net sales for the three and nine months ended April 30, 2016 compared with the three and nine months ended April 30, 2015, respectively, was primarily attributable to (i) more favorable sales mix due to increases in sales volume of certain products that carry higher gross margin percentages such as our procedure room products and disinfectants in our Endoscopy segment and sterilants and filters in our Water Purification and Filtration segment, (ii) the inclusion of higher margin sales in our Endoscopy and Healthcare Disposables segments as a result of the MI and DentaPure acquisitions, respectively, (iii) lower manufacturing costs and (iv) decreases of $1,076,000 and $1,141,000, respectively, in medical device excise tax due to the recent moratorium, as further explained below, partially offset by an increase in net sales of lower margin capital equipment primarily in our Endoscopy segment and higher charges for warranty primarily relating to our water purification equipment.

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

In December 2015, the Consolidated Appropriations Act of 2016 was signed into law and included a two-year moratorium effective January 1, 2016 on the medical device excise tax, which was a tax on medical device makers in the form of a 2.3% excise tax on all U.S. medical device sales. A significant portion of our net sales are considered U.S. medical device sales and therefore our gross profit percentage will continue to be favorably impacted by this moratorium until the two-year moratorium expires. However, we are investing a significant portion of the savings from this moratorium into sales and marketing and product development initiatives.

Operating Expenses

Selling expenses increased by $6,561,000, or 32.3%, to $26,887,000 for the three months ended April 30, 2016 from $20,326,000 for the three months ended April 30, 2015. For the nine months ended April 30, 2016, selling expenses increased by $11,973,000, or 20.3%, to $70,967,000 from $58,994,000 for the nine months ended April 30, 2015. For the three and nine months ended April 30, 2015, operating expenses increased primarily due to (i) higher commission expense relating to increased net sales in our Endoscopy segment, (ii) increased sales and marketing initiatives to expand into new markets, including international markets, and to gain or maintain market share by hiring and training additional sales and marketing personnel and increasing travel budgets in our Endoscopy, Water Purification and Filtration and Healthcare Disposables segments, (iii) the inclusion of selling and marketing expenses of acquisitions, and (iv) increases in annual salaries. These increases were partially offset by decreases of $210,000 and $884,000 in selling expense for the three and nine months ended April 30, 2016, respectively, relating to our specialty packaging business divested in April 2015.

Selling expenses as a percentage of net sales were 15.5% and 14.4% for the three months ended April 30, 2016 and 2015, respectively, and 14.6% and 14.3% for the nine months ended April 30, 2016 and 2015, respectively.

General and administrative expenses increased by $7,650,000, or 41.5%, to $26,106,000 for the three months ended April 30, 2016 from $18,456,000 for the three months ended April 30, 2015. For the nine months ended April 30, 2016, general and administrative expenses increased by $13,770,000, or 24.3%, to $70,555,000 from $56,785,000 for the nine months ended April 30, 2015. General and administrative expenses increased primarily due to (i) the inclusion of general and administrative expenses of our acquisitions, (ii) the impact of atypical items relating to acquisitions, costs associated with the future retirement of our Chief Executive Officer and the prior year impairment of an acquired license, as further described below and within Non-GAAP Financial Measures elsewhere in this MD&A, and (iii) increases in annual salaries and incentive compensation including stock-based compensation.

Excluding (i) current and prior year amortization expense, (ii) current and prior year acquisition related items such as transaction and integration charges and fair value adjustments, (iii) current year costs associated with the future retirement of our Chief Executive Officer and (iv) the prior year impairment of an acquired license, as further described within Non-GAAP Financial Measures elsewhere in this MD&A, general and administrative expenses increased by $3,860,000, or 23.5%, to $20,304,000 for the three months ended April 30, 2016 and $10,786,000, or 23.1%, to $57,402,000 for the nine months ended April 30, 2016. Almost half of these increases are attributable to the inclusion of general and administrative expenses of our acquisitions.

General and administrative expenses as a percentage of net sales were 15.0% and 13.0% for the three months ended April 30, 2016 and 2015, respectively, and 14.5% and 13.7% for the nine months ended April 30, 2016 and 2015, respectively.

Research and development expenses (which include continuing engineering costs) increased by $529,000, or 15.0%, to $4,065,000 for the three months ended April 30, 2016 from $3,536,000 for the three months ended April 30, 2015. For the nine months ended April 30, 2016, research and development expenses increased by $603,000, or 5.9%, to $10,899,000, from $10,296,000 for the nine months ended April 30, 2015. The increase for the three and nine months ended April 30, 2016 was primarily due to additional product development initiatives primarily in our Endoscopy segment, including the inclusion of projects relating to recent acquisitions.

Research and development expense as a percentage of net sales were 2.3% and 2.5% for the three months ended April 30, 2016 and 2015, respectively, and 2.2% and 2.5% for the nine months ended April 30, 2016 and 2015, respectively.

Operating Income by Segment

The following table gives information as to the amount of operating income, as well as operating income as a percentage of net sales, for each of our reporting segments.

	Three Months Ended				Nine Months Ended
	April 30,				April 30,
	2016		2015		2016		2015
	(Dollar amounts in thousands)				(Dollar amounts in thousands)
	Operating	% of	Operating	% of	Operating	% of	Operating	% of
	Income	Net sales	Income	Net sales	Income	Net sales	Income	Net sales

Endoscopy	$16,279	17.7%	$12,978	20.4%	$43,402	17.7%	$28,832	16.1%
Water Purification and Filtration	6,934	15.5%	7,540	16.8%	22,336	16.8%	23,317	18.0%
Healthcare Disposables	6,162	20.7%	3,432	13.9%	18,195	21.9%	14,255	18.0%
Dialysis	1,795	24.3%	1,620	23.2%	6,216	24.9%	4,551	20.9%
Other	—	—%	211	19.6%	—	—%	1,118	25.7%
Operating income by segment	31,170	17.9%	25,781	18.2%	90,149	18.6%	72,073	17.4%
General corporate expenses	(7,907)		(4,500)		(18,714)		(13,444)
Income from operations	$23,263	13.4%	$21,281	15.0%	$71,435	14.7%	$58,629	14.2%

The Endoscopy segment’s operating income increased by $3,301,000, or 25.4%, and $14,570,000, or 50.5%, for the three and nine months ended April 30, 2016, respectively, compared with the three and nine months ended April 30, 2015, primarily due to increases in sales in the United States and internationally for our endoscopy products and services, as further explained above, and to a lesser extent, the inclusion of operating income from acquisitions. These items were partially offset by (i) higher commission expense and other incentive compensation (ii) increased investment in our sales team and other selling initiatives, which is expected to continue to increase through the remainder of fiscal 2016, (iii) a net unfavorable impact from atypical items, as further described below and within Non-GAAP Financial Measures elsewhere in this MD&A, (iv) a modest decrease in gross profit as a percentage of sales primarily due to an increase in lower margin sales of capital equipment and lower selling prices and (v) an increase in annual salaries. Excluding amortization expense as well as atypical items relating to current and prior year acquisition related items and a prior year license impairment, as further described within Non-GAAP Financial Measures elsewhere in this MD&A, the Endoscopy segment’s operating income increased by $5,590,000, or 42.5%, and $16,187,000, or 46.5%, for the three and nine months ended April 30, 2016, respectively, compared with the three and nine months ended April 30, 2015.

The Water Purification and Filtration segment’s operating income decreased by $606,000, or 8.0%, and $981,000, or 4.2%, for the three and nine months ended April 30, 2016, respectively, compared with the three and nine months ended April 30, 2015, primarily as a result of increases in annual salaries and incentive compensation, the hiring of additional sales personnel and higher charges for warranty on water purification equipment, partially offset by an increase in sales in the first half of the nine months ended April 30, 2016, as further explained above.

The Healthcare Disposables segment’s operating income increased by $2,730,000, or 79.6% and $3,940,000, or 27.6%, for the three and nine months ended April 30, 2016, respectively, compared with the three and nine months ended April 30, 2015, primarily due to (i) increases in sales in the United States for our healthcare disposables products, as further explained above, (ii) less amortization expense and (iii) lower manufacturing costs, partially offset by increases to annual salaries and the hiring of additional sales personnel. Excluding amortization expense, and to a much lesser extent acquisition related items, as further described within Non-GAAP Financial measures elsewhere in this MD&A, the Healthcare Disposables segment’s operating income increased by $2,289,000, or 46.5%, and $2,436,000, or 13.6%, for the three and nine months ended April 30, 2016, respectively, compared with the three and nine months ended April 30, 2015.

The Dialysis segment’s operating income increased by $175,000, or 10.8%, and $1,665,000, or 36.6%, for the three and nine months ended April 30, 2016, respectively, compared with the three and nine months ended April 30, 2015, primarily due to (i) an increase in sales for our low margin concentrate product to a single customer and (ii) successful cost control initiatives, partially offset by a decrease in demand for our sterilant product.

With the exception of the three and nine months ended April 30, 2016 which had increased sales of low margin concentrate products not used in dialyzer reprocessing, sales in our Dialysis segment in recent years have been adversely impacted by the decrease in demand for our sterilants and RENATRON® reprocessing equipment principally due to the shift from reusable to single-use dialyzers as a result of the declining cost of single-use dialyzers, the ease of using a dialyzer one time, and the commitment of Fresenius Medical Care, the largest dialysis provider chain in the United States and a manufacturer of single-use dialyzers, to convert dialysis clinics performing re-use to single-use facilities. In addition, DaVita, a customer who accounted for approximately 19.1% of net sales in this segment, has been evaluating the economics and other factors associated with single-use versus re-use on a regional basis. This evaluation has resulted in the conversion by DaVita of certain clinics from re-use to single-use and in many cases the opening of new clinics as single-use clinics. Based on discussions with customers, we expect the downward trend in re-use dialyzers in the United States will continue and likely accelerate during the remainder of fiscal 2016 and thereafter. A substantial decrease in the market for reprocessing products is likely to result in a significant loss of net sales and a lower level of profitability and operating cash flow in this segment in the future as well as potential future impairments of long-lived assets. Such reduction would also adversely affect our consolidated results of operations. See “Risk Factors” in our 2015 Form 10-K.

General corporate expenses relate to unallocated corporate costs primarily related to executive management personnel as well as costs associated with certain facets of our acquisition program and being a publicly traded company. Such expenses increased by $3,407,000, or 75.7%, and $5,270,000, or 39.2%, for the three and nine months ended April 30, 2016, respectively, compared with the three and nine months ended April 30, 2015, primarily due to (i) $1,162,000 of costs recorded in our third quarter associated with the future retirement of our Chief Executive Officer, (ii) increases in costs associated with our acquisition program of $942,000 and $897,000, respectively, (iii) the addition of internal and external resources to address various growth initiatives and compliance requirements and (iv) increases in annual salaries and incentive compensation.

Interest

Interest expense increased by $254,000 to $890,000 for the three months ended April 30, 2016 from $636,000 for the three months ended April 30, 2015. For the nine months ended April 30, 2016, interest expense increased by $702,000 to $2,549,000 from $1,847,000 for the nine months ended April 30, 2015. These increases were due to an increase in the average outstanding borrowings due to the funding of the MI and NAMSA acquisitions in September 2015 and March 2016, respectively.

Interest income was $19,000 and $17,000 for the three months ended April 30, 2016 and 2015, respectively, and $62,000 and $48,000 for the nine months ended April 30, 2016 and 2015, respectively.

Income Taxes

The consolidated effective tax rate was 36.7% and 36.5% for the nine months ended April 30, 2016 and 2015, respectively. Almost all of our income before income taxes for both periods was generated from our United States operations, which had an overall effective tax rate of 36.5% and 36.7%, respectively.

As further described within Non-GAAP Financial Measures elsewhere in this MD&A, the consolidated effective tax rates for the nine months ended April 30, 2016 and 2015 were impacted by (i) non-deductible acquisition related items in the current and prior periods, (ii) the divestiture of our Specialty Packaging business in the prior period and (iii) the enactment of favorable tax legislation in the United States and internationally in the current period. Additionally, our consolidated effective tax rate is impacted by the operating results of our international operations, which are located in lower tax rate jurisdictions.

A reconciliation of the consolidated effective income tax rate for the nine months ended April 30, 2016 to the nine months ended April 30, 2015 is as follows:

Consolidated
Effective
Income Tax Rate
April 30, 2015	36.5%
Differential attributable to:
Loss on sale of business	(1.3)%
New tax legislation	(0.5)%
Acquisition related items, net	2.0%
International operations	0.1%
Other	(0.1)%
April 30, 2016	36.7%

We concluded an audit by the Internal Revenue Service for fiscal years 2013 and 2012. With respect to state or foreign income tax examinations, we are generally no longer subject to examinations for fiscal years ended prior to July 31, 2008.

Non-GAAP Financial Measures

In evaluating our operating performance, we supplement the reporting of our financial information determined under accounting principles generally accepted in the United States (“GAAP”) with certain internally driven non-GAAP financial measures, namely (i) adjusted net income, (ii) adjusted diluted earnings per share (“EPS”), (iii) income before interest, taxes, depreciation, amortization and stock-based compensation expense (“EBITDAS”), (iv) EBITDAS adjusted for atypical items (“Adjusted EBITDAS”) and (v) net debt. These non-GAAP financial measures are indicators of the Company’s performance that are not required by, or presented in accordance with, GAAP. They are presented with the intent of providing greater transparency to financial information used by us in our financial analysis and operational decision-making. We believe that these non-GAAP measures provide meaningful information to assist investors, shareholders and other readers of our Condensed Consolidated Financial Statements in making comparisons to our historical operating results and analyzing the underlying performance of our results of operations. These non-GAAP financial measures are not intended to be, and should not be, considered separately from, or as an alternative to, the most directly comparable GAAP financial measures.

We define adjusted net income and adjusted diluted EPS as net income and diluted EPS, respectively, adjusted to exclude amortization, acquisition related items, significant reorganization and restructuring charges, major tax events and other significant items management deems atypical or non-operating in nature.

For the three and nine months ended April 30, 2016, we made adjustments to net income and diluted EPS to exclude (i) amortization expense, (ii) significant acquisition related items impacting current operating performance including transaction and integration charges and ongoing fair value adjustments, (iii) costs associated with the future retirement of our Chief Executive Officer and (iv) with respect to the nine months ended April 30, 2016, the impact of favorable tax legislation to arrive at our non-GAAP financial measures, adjusted net income and adjusted EPS.

For the three and nine months ended April 30, 2015, we made adjustments to net income and diluted EPS to exclude (i) amortization expense, (ii) significant acquisition related items impacting current operating performance including transaction and integration charges and ongoing fair value adjustments, (iii) the loss on sale of our Speciality Packaging business and (iv) the impairment of an acquired license to arrive at our non-GAAP financial measures, adjusted net income and adjusted EPS.

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

Acquisition related items consist of (i) fair value adjustments to contingent consideration and other contingent liabilities resulting from acquisitions, (ii) due diligence, integration, legal fees and other transaction costs associated with our acquisition program and (iii) acquisition accounting charges for the amortization of the initial fair value adjustments of acquired inventory and deferred revenue. The adjustments of contingent consideration and other contingent liabilities are periodic adjustments to record such amounts at fair value at each balance sheet date. Given the subjective nature of the assumptions used in the determination of fair value calculations, fair value adjustments may potentially cause significant earnings volatility that are not representative of our operating results. Similarly, due diligence, integration, legal and other acquisition costs associated with our acquisition program, including acquisition accounting charges relating to recording acquired inventory and deferred revenue at fair market value, can be significant and also adversely impact our effective tax rate as certain costs are often not tax-deductible. Since all of these acquisition related items are atypical and often mask underlying operating performance, we excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to past operating performance.

During our three months ended April 30, 2016, we announced the future retirement of our Chief Executive Officer and recorded a portion of the costs associated with his retirement in our Condensed Consolidated Financial Statements. Since these costs are atypical and masks our underlying operating performance, we made an adjustment to our net income and EPS for the three and nine months ended April 30, 2016 to exclude such costs to arrive at our non-GAAP financial measures.

Tax legislation was enacted in the United States and internationally that enabled us to record favorable tax benefits in our second quarter of fiscal 2016 relating to the entire calendar 2015. Since these favorable tax benefits are largely unrelated to our current year’s income before taxes and is unrepresentative of our normal effective tax rate, we excluded its impact on net income and EPS for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current performance and a comparison to past performance.

On April 7, 2015, we completed the sale of our Specialty Packaging business to a global packaging and service company, as further described in Note 16 to the Condensed Consolidated Financial Statements. Overall, this transaction, including costs associated with the disposition and the recognition of a foreign currency translation gain, resulted in a $2,206,000 loss, or $0.04 in diluted earnings per share, which was recorded in loss on sale of business in our Condensed Consolidated Statements of Income for the three and nine months ended April 30, 2015. Since the divestiture of a business is atypical and non-operating in nature and the loss on sale masks our underlying operating performance, we excluded the loss on sale of business for purposes of calculating these non-GAAP financial measures.

In September 2013, we acquired a license from a third party granting us the exclusive right to manufacture, commercialize, distribute and sell an endoscopy product in its beginning stage of commercialization in exchange for a series of payments, which totaled $1,000,000 by our second quarter of fiscal 2015 and was recorded in other assets in our Condensed Consolidated Balance Sheets. We evaluated this long-lived asset in fiscal 2015 for potential impairment and determined that the future use of this acquired license was unlikely based on a recent product analysis. Accordingly, we deemed the acquired license, together with related fixed assets of $287,000 to be fully impaired and recorded a loss of $1,287,000 during the three and nine months ended April 30, 2015, which was recorded in general and administrative expenses and as reductions in other assets and property and equipment in the Condensed Consolidated Financial Statements. Since the acquisition of the license and subsequent impairment were outside our standard endoscopy business operations, we excluded the impairment of the acquired license for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to past operating performance.

The reconciliations of net income to adjusted net income were calculated as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
(Amounts in Thousands)	2016	2015	2016	2015

Net income, as reported	$14,019	$12,356	$43,662	$34,680
Intangible amortization (1)	3,346	3,460	9,737	9,648
Acquisition related items (2)	1,682	(2,327)	3,213	1,185
CEO retirement costs (1)	1,162	—	1,162	—
Loss on sale of business	—	2,206	—	2,206
Impairment of acquired license (1)	—	1,287	—	1,287
Income tax benefit on above adjustments (3)	(1,966)	(2,285)	(4,198)	(5,027)
Tax legislative changes (3)	—	—	(800)	—
Adjusted net income	$18,243	$14,697	$52,776	$43,979

(1)	Amounts are recorded in general and administrative expenses.
(2)

For the three and nine months ended April 30, 2016, acquisition related items of $388 and $959, respectively, were recorded in cost of sales and $1,294 and $2,254, respectively, were recorded in general administrative expenses. For the three and nine months ended April 30, 2015, acquisition related items of $408 and $1,951, respectively, were recorded in cost of sales and ($2,735) and ($766), respectively, were recorded in general administrative expenses.

(3)	Amounts are recorded in income taxes.

The reconciliations of diluted EPS to adjusted diluted EPS were calculated as follows:

	Three Months Ended			Nine Months Ended
	April 30,			April 30,
	2016		2015	2016	2015

Diluted EPS, as reported	$0.34		$0.30	$1.05	$0.83
Intangible amortization, net of tax	0.06		0.05	0.16	0.15
Acquistion related items, net of tax	0.03		(0.06)	0.05	0.01
CEO retirement costs, net of tax	0.02		—	0.02	—
Loss on sale of business, net of tax	—		0.04	—	0.04
Impairment of acquired license, net of tax	—		0.02	—	0.02
Tax legislative changes	—		—	(0.02)	—
Adjusted diluted EPS	$0.44	(1)	$0.35	$1.26	$1.06	(1)

(1)	The summation of diluted EPS does not equal the adjusted diluted EPS by $0.01 due to rounding.

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

The reconciliations of EBITDAS and Adjusted EBITDAS with net income were calculated as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2016	2015	2016	2015

Net income, as reported	$14,019,000	$12,356,000	$43,662,000	$34,680,000

Interest expense, net	871,000	619,000	2,487,000	1,799,000
Income taxes	8,373,000	6,100,000	25,286,000	19,944,000
Depreciation	3,061,000	2,720,000	8,754,000	7,573,000
Amortization	3,346,000	3,460,000	9,737,000	9,648,000
Loss on disposal of fixed assets	66,000	172,000	177,000	209,000
Stock-based compensation expense	2,242,000	1,353,000	5,837,000	4,354,000

EBITDAS	31,978,000	26,780,000	95,940,000	78,207,000

Acquisition related items	1,682,000	(2,327,000)	3,213,000	1,185,000
CEO retirement costs	1,162,000	—	1,162,000	—
Loss on sale of business	—	2,206,000	—	2,206,000
Impairment of acquired license	—	1,287,000	—	1,287,000

Adjusted EBITDAS	$34,822,000	$27,946,000	$100,315,000	$82,885,000

We define net debt as long-term debt less cash and cash equivalents. Each of the components of net debt appears in the Condensed Consolidated Balance Sheets. We believe that the presentation of net debt provides useful information to investors because we review net debt as part of our management of our overall liquidity, financial flexibility, capital structure and leverage.

The reconciliations of debt with net debt were calculated as follows:

	April 30,	July 31,
	2016	2015

Long-term debt	$132,000,000	$78,500,000
Less cash and cash equivalents	(25,498,000)	(31,720,000)
Net debt	$106,502,000	$46,780,000

The increase in net debt was the result of an increase in the average outstanding borrowings due to the funding of the MI acquisition in September 2015 and the NAMSA acquisition in March 2016, partially offset by repayments.

Liquidity and Capital Resources

Working Capital

At April 30, 2016, our working capital was $134,655,000, compared with $117,737,000 at July 31, 2015. The increase was primarily due to the impact of the MI and NAMSA acquisitions, as further explained in Note 3 to the Condensed Consolidated Financial Statements.

Cash Flows from Operating, Investing and Financing Activities

The significant components of our cash flows were calculated as follows:

	Nine Months Ended
	April 30,
	2016	2015

Net cash provided by operating activities	$51,803,000	$33,374,000
Net cash used in investing activities	$(106,916,000)	$(47,633,000)
Net cash provided by financing activities	$49,033,000	$8,443,000

Cash Flows from Operating Activities

Net cash provided by operating activities increased by $18,429,000, or 55.2%, for the nine months ended April 30, 2016, compared with the nine months ended April 30, 2015, primarily due to the increase in net income (after adjusting for depreciation, amortization, stock-based compensation expense, fair value adjustments of acquisition related liabilities, loss on sale of business, impairment of assets and deferred income taxes) and increases in accounts payable and other current liabilities (due to the timing of payments), partially offset by an increase in inventories (due to planned strategic increases in stock levels of certain products primarily in our Endoscopy segment).

Cash Flows from Investing Activities

Net cash used in investing activities increased by $59,283,000 for the nine months ended April 30, 2016, compared with the nine months ended April 30, 2015, primarily due to more acquisition related cash consideration in the current period compared to the prior period.

Cash Flows from Financing Activities

Net cash provided by financing activities increased by $40,590,000 for the nine months ended April 30, 2016, compared with the nine months ended April 30, 2015, primarily due to larger borrowings under our credit facility to fund the MI and NAMSA acquisitions in the current period, compared to borrowing to fund the IMS, Pure Water Solutions and DentaPure acquisitions in the prior period.

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

Borrowings under the 2014 Credit Agreement bear interest at rates ranging from 0.25% to 1.25% above the lender’s base rate, or at rates ranging from 1.25% to 2.25% above the London Interbank Offered Rate (“LIBOR”), depending upon the Company’s “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2014 Credit Agreement (“Consolidated EBITDA”). At May 31, 2016, the lender’s base rate was 3.50% and the LIBOR rates ranged from 0.43% to 0.90%. The margins applicable to our outstanding borrowings were 0.50% above the lender’s base rate or 1.50% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at May 31, 2016. The 2014 Credit Agreement also provides for fees on the unused portion of our facility at rates ranging from 0.20% to 0.40%, depending upon our Consolidated Leverage Ratio; such rate was 0.25% at May 31, 2016.

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

On April 30, 2016, we had $132,000,000 of outstanding borrowings under the 2014 Credit Agreement. Subequent to April 30, 2016, we repaid $3,500,000 resulting in total outstanding borrowings of $128,500,000 at June 9, 2016, none of which is required to be repaid until March 2019.

Bank of Italy Obligation

In relation to the IMS Acquisition on November 3, 2014, we assumed an $843,000 liability to the Bank of Italy as part of funding provided by an Italian government agency, of which $187,000 and $656,000 were recorded in accrued expenses and other long-term liabilities, respectively. Such amount was a portion of the financial support obtained from the Italian government’s Ministry of Education, Universities and Research to fund research and development activity relating to IMS’s automated endoscope reprocessors. The liability is payable in semi-annual installments, bears interest at 0.25% per annum and has a maturity date of January 1, 2019. At April 30, 2016, $510,000 is outstanding, of which $169,000 is recorded in accrued expense and $341,000 is recorded in other long-term liabilities.

Financing Needs

Our operating segments generate significant cash from operations. At April 30, 2016 we had a cash balance of $25,498,000, of which $8,183,000 was held by foreign subsidiaries. Our foreign cash is needed by our foreign subsidiaries for working capital purposes as well as for current international growth initiatives. Accordingly, our foreign unremitted earnings are considered permanently reinvested and unavailable for repatriation.

We believe that our current cash position, anticipated cash flows from operations and the funds available under our 2014 Credit Agreement will be sufficient to satisfy our worldwide cash operating requirements for the foreseeable future based upon our existing operations, particularly given that we historically have not needed to borrow for working capital purposes. At June 9, 2016, $121,500,000 was available under our 2014 Credit Agreement.

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

None of our sales contain right-of-return provisions. Customer claims for credit or return due to damage, defect, shortage or other reasons must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a small portion of our product sales in each segment. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis, healthcare disposables, water purification and filtration and endoscopy customers, rebates are provided; such rebates, which consist primarily of volume rebates, are provided for as a reduction of sales at the time of revenue recognition and amounted $1,538,000 and $4,426,000 for the three and nine months ended April 30, 2016, respectively, and $1,432,000 and $4,201,000 for the three and nine months ended April 30, 2015, respectively. Such allowances are determined based on estimated projections of sales volume for the entire rebate periods. If it becomes known that sales volume to customers will deviate from original projections, the rebate provisions originally established would be adjusted accordingly.

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

Management concluded that none of our intangible assets or goodwill were impaired as of July 31, 2015.

While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results and cash flows (which management believes to be reasonable), discount rates based on the Company’s weighted average cost of capital and appropriate benchmark peer companies. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future sales and earnings forecasts. Subsequent changes in these assumptions and estimates could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. At July 31, 2015, the fair value of all of our reporting units exceeded book value by substantial amounts, except our Dialysis segment, which had an estimated fair value that exceeded book value by 17%. We believe the most significant assumptions impacting the impairment assessment of Dialysis relate to the assumed annual sales estimates and future operating efficiencies included in our projections of future operating results and cash flows of this segment. If future operating results and cash flows are substantially less than our projections, future impairment charges may be recorded. On April 30, 2016, management concluded that no events or changes in circumstances have occurred during the three and nine months ended April 30, 2016 that would indicate that the carrying amount of our intangible assets and goodwill may not be recoverable.

Long-Lived Assets

We evaluate the carrying value of long-lived assets including property, equipment and other assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An assessment is made to determine if the sum of the expected future non-discounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected non-discounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. With the exception of the prior year impairment of an acquired license as further described in our 2015 Form 10-K, our historical assessments of our long-lived assets have not differed significantly from the actual amounts realized. However, the determination of fair value requires us to make certain assumptions and estimates and is highly subjective. On April 30, 2016, management concluded that no events or changes in circumstances have occurred that would indicate that the carrying amount of our long-lived assets may not be recoverable.

Warranties

We provide for estimated costs that may be incurred to remedy deficiencies of quality or performance of our products at the time of revenue recognition. Most of our products have a one year warranty, although certain Endoscopy and Water Purification and Filtration products that require installation may carry a warranty period of up to fifteen months. Additionally, many of our consumables, accessories and parts have a 90 day warranty. We record provisions for product warranties as a component of cost of sales based upon an estimate of the amounts necessary to settle existing and future claims on products sold. The historical relationship of warranty costs to products sold is the primary basis for the estimate. A significant increase in third-party service repair rates, the cost and availability of parts or the frequency of claims could have a material adverse impact on our results for the period or periods in which such claims or additional costs materialize. Management reviews its warranty exposure periodically and believes that the warranty reserves are adequate; however, actual claims incurred could differ from original estimates, requiring adjustments to the reserves.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in information reported in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2015 Form 10-K.

ITEM 4.CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

None.

ITEM 1A.RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our 2015 Form 10‑K. The risk factors disclosed in Part I, Item 1A to our 2015 Form 10-K, in addition to the other information set forth in this report, could materially affect our business, financial condition, or results of operations.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table represents information with respect to purchases of common stock made by the Company during the current quarter:

			Total number of shares	Maximum number of
Month		Average	purchased as part of	shares that may yet
of	Total number of	price paid	publicly announced	be purchased under
Purchase	shares purchased	per share	plans or programs	the program

February	81	$63.10	—	—
March	874	70.21	—	—
April	756	68.84	—	—
Total	1,711	$69.27	—	—

The Company does not currently have a repurchase program. All of the shares purchased during the current quarter represent shares surrendered to the Company to pay employee withholding taxes due upon the vesting of restricted stock.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

None.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

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

Date: June 9, 2016

	By:	/s/ Andrew A. Krakauer
Andrew A. Krakauer,
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Peter G. Clifford
Peter G. Clifford,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Steven C. Anaya
Steven C. Anaya,
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)