Form 10-Q
period 2016-10-31
CANTEL MEDICAL CORP
filed 2016-12-08
CIK 19446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

Form 10-Q

☒Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2016.

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

Number of shares of common stock outstanding as of November 30, 2016: 41,716,909.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands, Except Share Data)

(Unaudited)

	October 31,	July 31,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$26,135	$28,367
Accounts receivable, net of allowance for doubtful accounts of $1,324 at October 31 and $1,850 at July 31	95,668	93,332
Inventories, net	96,819	91,486
Prepaid expenses and other current assets	12,408	9,557
Total current assets	231,030	222,742
Property and equipment, net	80,488	74,604
Intangible assets, net	136,941	111,719
Goodwill	295,791	280,318
Other assets	5,162	5,149
	$749,412	$694,532
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$29,969	$26,263
Compensation payable	18,780	25,555
Accrued expenses	19,914	20,283
Deferred revenue	20,623	20,173
Dividends payable	2,931	—
Income taxes payable	5,849	4,061
Total current liabilities	98,066	96,335

Long-term debt	161,000	116,000
Deferred income taxes	25,156	23,579
Other long-term liabilities	4,766	4,248

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $.10 per share; authorized 75,000,000 shares; issued October 31 - 46,173,650 shares, outstanding October 31 - 41,717,493 shares; issued July 31 - 46,084,047 shares, outstanding July 31 - 41,708,214 shares	4,617	4,608
Additional paid-in capital	168,486	165,573
Retained earnings	357,922	342,053
Accumulated other comprehensive (loss)	(18,316)	(11,795)
Treasury Stock, at cost; October 31 - 4,456,157 shares at cost; July 31 - 4,375,833 shares at cost	(52,285)	(46,069)
Total stockholders’ equity	460,424	454,370
	$749,412	$694,532

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	October 31,
	2016	2015
Net sales
Product sales	$166,901	$133,806
Product service	20,824	19,973
Total net sales	187,725	153,779

Cost of sales
Product sales	83,616	69,141
Product service	14,602	13,440
Total cost of sales	98,218	82,581

Gross profit	89,507	71,198

Expenses:
Selling	27,893	21,460
General and administrative	30,003	22,197
Research and development	4,548	3,765
Total operating expenses	62,444	47,422

Income from operations	27,063	23,776

Interest expense	1,112	766
Interest income	(19)	(21)

Income before income taxes	25,970	23,031

Income taxes	7,170	8,777

Net income	$18,800	$14,254

Earnings per common share:
Basic	$0.45	$0.34
Diluted	$0.45	$0.34
Dividends per common share	$0.07	$0.06

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar Amounts in Thousands)

(Unaudited)

	Three Months Ended
	October 31,
	2016	2015

Net income	$18,800	$14,254

Other comprehensive loss:
Foreign currency translation	(6,521)	(827)
Total other comprehensive loss	(6,521)	(827)

Comprehensive income	$12,279	$13,427

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

(Unaudited)

	Three Months Ended
	October 31,
	2016	2015
Cash flows from operating activities
Net income	$18,800	$14,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,454	2,822
Amortization	3,909	3,094
Stock-based compensation expense	2,922	1,720
Amortization of debt issuance costs	100	100
Loss on disposal of fixed assets	224	100
Fair value adjustments to acquisition related liabilities	9	(592)
Deferred income taxes	1,917	1,322
Excess tax benefits from stock-based compensation	—	(1,489)
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	1,577	(236)
Inventories	(1,824)	(2,295)
Prepaid expenses and other current assets	(2,801)	(5,534)
Accounts payable and other current liabilities	(5,290)	(3,005)
Income taxes	1,911	4,854
Net cash provided by operating activities	24,908	15,115

Cash flows from investing activities
Capital expenditures	(8,143)	(3,167)
Proceeds from disposal of fixed assets	21	—
Acquisition of businesses, net of cash acquired	(57,768)	(79,810)
Other, net	255	(12)
Net cash used in investing activities	(65,635)	(82,989)

Cash flows from financing activities
Borrowings under revolving credit facility	61,000	83,000
Repayments under revolving credit facility	(16,000)	(14,000)
Excess tax benefits from stock-based compensation	—	1,489
Purchases of treasury stock	(6,216)	(3,138)
Net cash provided by financing activities	38,784	67,351

Effect of exchange rate changes on cash and cash equivalents	(289)	(66)

Decrease in cash and cash equivalents	(2,232)	(589)
Cash and cash equivalents at beginning of period	28,367	31,720
Cash and cash equivalents at end of period	$26,135	$31,131

See accompanying notes.

CANTEL MEDICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.Basis of Presentation

The unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles for interim financial reporting and the requirements of Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Annual Report of Cantel Medical Corp. (“Cantel”) on Form 10-K for the fiscal year ended July 31, 2016 (the “2016 Form 10-K”) and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

The unaudited interim financial statements reflect all adjustments (of a normal and recurring nature) which management considers necessary for a fair presentation of the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The Condensed Consolidated Balance Sheet at July 31, 2016 was derived from the audited Consolidated Balance Sheet of Cantel at that date.

As more fully described in Note 15 to the Condensed Consolidated Financial Statements, we operate our business through the following four operating segments: Endoscopy, Water Purification and Filtration, Healthcare Disposables and Dialysis.

We operate our four operating segments through wholly-owned subsidiaries in the United States and internationally. Our principal operating subsidiaries in the United States are Medivators Inc., Mar Cor Purification, Inc., Crosstex International, Inc. and SPS Medical Supply Corp. Internationally, our primary operating subsidiaries include Cantel Medical (UK) Limited, Cantel (UK) Limited, Cantel Medical Asia/Pacific Pte. Ltd., Cantel Medical Devices (China) Co., Ltd., Biolab Equipment Ltd., Medivators B.V. and Cantel Medical (Italy) S.r.l.

In our current fiscal year, we acquired all of the issued and outstanding stock of Accutron, Inc. (“Accutron”) on August 1, 2016 and certain net assets of Vantage Endoscopy Inc. (“Vantage”) on September 26, 2016, as more fully described in Note 3 to the Condensed Consolidated Financials Statements.

In our prior fiscal year, we acquired all of the issued and outstanding stock of Medical Innovations Group Holdings Limited and certain affiliated companies (collectively, “MI”) on September 14, 2015 (the “MI Acquisition”) and certain net assets of North American Science Associates, Inc.’s Sterility Assurance Monitoring Products division on March 1, 2016 (the “NAMSA Acquisition”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements.

Throughout this document, references to “Cantel,” “us,” “we,” “our,” and the “Company” are references to Cantel Medical Corp. and its subsidiaries, except where the context makes it clear the reference is to Cantel itself and not its subsidiaries.

Subsequent Events

On November 23, 2016, we entered into an acquisition agreement to purchase certain endoscopy-related net assets for approximately $10,000,000. This acquisition, anticipated to close during the third quarter of our fiscal 2017 subject to satisfaction of certain closing conditions, will be included in our Endoscopy segment and is not expected to have a significant effect on our consolidated results of operations.

We performed a review of events subsequent to October 31, 2016. Based upon that review, no other subsequent events occurred that required updating to our Condensed Consolidated Financial Statements or disclosures.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements. The new guidance also requires that all tax-related cash flows resulting from share-based payments to be reported as operating activities in the Condensed Consolidated Statements of Cash Flows. We early adopted ASU 2016-09 on August 1, 2016 on a prospective basis. As a result, we no longer record excess tax benefits as an increase to additional paid-in capital, but effective August 1, 2016, we record such excess tax benefits as a reduction of income tax expense, which amounted to $2,241,000 for the three months ended October 31, 2016, as further described in Notes 4 and 12 of the Condensed Consolidated Financial Statements. In addition, we elected to record excess tax benefits as an operating cash flow prospectively and not adjust the prior year period. As such, the current period excess tax benefits were reflected as an operating cash flow rather than a financing cash flow on our Condensed Consolidated Statement of Cash Flows for the three months ended October 31, 2016. Furthermore, we have elected to account for forfeitures as they occur, rather than estimate expected forfeitures over the course of a vesting period since forfeitures have been insignificant historically.

In February 2016, FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”).  The new guidance requires the recording of assets and liabilities arising from leases on the balance sheet accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements.  The new guidance is expected to provide transparency of information and comparability among organizations. ASU 2016-02 is effective for fiscal years beginning after December 31, 2018 (our fiscal year 2020), including interim periods within that reporting period.  Early adoption is permitted as of the beginning of an interim or annual period. We are currently in the process of evaluating the impact of ASU 2016-02 on our financial position and results of operations.

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

Note 3.Acquisitions

Fiscal 2017

Vantage Endoscopy Inc.’s Medivators® Endoscopy Business

On September 26, 2016, we acquired certain net assets of Vantage related to its distribution and sale of our Medivators endoscopy products in Canada (the “Vantage Business” or the “Vantage Acquisition”).  Vantage was our exclusive distributor of Medivators capital equipment (e.g., automated endoscope reprocessors) and related consumables and accessories in Canada and had pre-acquisition adjusted annual revenues (unaudited) of approximately $11,000,000. The total consideration for the transaction, excluding acquisition-related costs, was $4,072,000, subject to net asset value adjustments. The Vantage Business is included in our Endoscopy segment.

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

The Vantage Business is included in our results of operations for the portion of the three months ended October 31, 2016 subsequent to its acquisition date and is not included in the three months ended October 31, 2015. This acquisition did not have a significant effect on our consolidated results of operations in the three months ended October 31, 2016 due to the size of the acquisition in relation to our overall consolidated results of operations.

Accutron, Inc.

On August 1, 2016, we acquired all of the issued and outstanding stock of Accutron, a private company with pre-acquisition annual revenues (unaudited) of approximately $21,500,000 (the “Accutron Business” or the “Accutron Acquisition”).  The Accutron Business designs, manufactures and sells nitrous oxide conscious sedation equipment and single use nasal masks for use in dental procedures.  The total consideration for the transaction, excluding acquisition-related costs, was $52,500,000, plus an estimated net asset value adjustment payable of $617,000.  The Accutron Business is included in our Healthcare Disposables segment.

The purchase price was preliminarily allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Preliminary
Net Assets	Allocation
Current assets	$6,020,000
Property, plant and equipment	1,676,000
Amortizable intangible assets (15- year weighted average life):
Customer relationships (8- year life)	12,500,000
Technology (20- year life)	15,000,000
Brand names (20- year life)	2,700,000
Deferred income tax assets	112,000
Current liabilities	(1,394,000)
Net assets acquired	$36,614,000

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $16,503,000 was assigned to goodwill. Such goodwill, all of which is deductible for income tax purposes, is included in our Healthcare Disposables segment.

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

The Accutron Business is included in our results of operations for the three months ended October 31, 2016 and is not included in the three months ended October 31, 2015. This acquisition did not have a significant effect on our consolidated results of operations in the three months ended October 31, 2016 due to the size of the acquisition in relation to our overall consolidated results of operations.

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

The NAMSA Business is included in our results of operations for the three months ended October 31, 2016 and is not included in the three months ended October 31, 2015. This acquisition did not have a significant effect on our consolidated results of operations in the three months ended October 31, 2016 due to the size of the acquisition in relation to our overall consolidated results of operations.

Medical Innovations Group Holdings Limited

On September 14, 2015, we acquired all of the issued and outstanding stock of MI, a private company with pre-acquisition annual revenues (unaudited) of approximately $28,500,000 providing specialized endoscopy medical devices and products primarily in the United Kingdom (the “MI Business”). Principal products of MI include proprietary short-term and long-term endoscope transport and storage systems, a comprehensive range of endoscopic consumable accessories, OEM mobile medical carts, as well as specialized products for patient warming and patient transfer. With an employee base of approximately 100 individuals, including a complete sales organization and a manufacturing facility in Southend-on-Sea, England, the addition of MI complements our existing endoscopy business in the United States, the United Kingdom and other global markets. The MI Business is included in our Endoscopy segment. The total consideration for the transaction, excluding acquisition-related costs, was $79,597,000, net of an estimated $212,000 net asset value adjustment to be paid by the sellers.

The principal reasons for the MI Acquisition were (i) the global expansion of our infection prevention and control product offerings in Endoscopy, (ii) the opportunity to sell our existing endoscopy products to MI’s installed base, (iii) the ability to combine the MI sales force with our existing United Kingdom organization to create what we believe will be a dominant UK sales force in endoscopy product sales and service, (iv) to achieve cost savings through various operating synergies, (v) the ability to leverage our direct sales force to accelerate the growth of MI products in the U.S. and various international markets, and (vi) the expectation that the acquisition will be accretive to our EPS in fiscal 2017 and beyond. Such reasons constitute the significant factors that contributed to a purchase price that resulted in recognition of goodwill. The MI Acquisition is included in our results of operations for the three months ended October 31, 2016 and the portion of the three months ended October 31, 2015 subsequent to its acquisition date.

Note 4. Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Income:

	Three Months Ended
	October 31,
	2016	2015

Cost of sales	$110,000	$79,000
Operating expenses:
Selling	629,000	190,000
General and administrative	2,153,000	1,425,000
Research and development	30,000	26,000
Total operating expenses	2,812,000	1,641,000
Stock-based compensation before income taxes	2,922,000	1,720,000
Income tax benefits	(1,039,000)	(613,000)
Excess tax benefits	(2,241,000)	—
Total stock-based compensation expense, net of tax	$(358,000)	$1,107,000

The above stock-based compensation expense before income taxes was recorded in the Condensed Consolidated Financial Statements as stock-based compensation expense and an increase to additional paid-in capital and was determined based upon the award’s fair value at the time the award was granted.

Income tax benefits on stock-based compensation expense were recorded as an increase to deferred income tax assets (which are netted with deferred income tax liabilities) and a reduction to income tax expense. If certain criteria are met when options are exercised or restricted stock awards become vested, the Company is allowed a deduction on its United States income tax return. Accordingly, we account for the income tax effect on such income tax deductions as a reduction of previously recorded deferred income tax assets and as a reduction of income taxes payable.

Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the income tax benefit on stock-based compensation described above. Prior to the adoption of ASU 2016-09 on August 1, 2016, the differences noted above between actual tax deductions and the previously recorded deferred income tax assets were recorded as additional paid-in capital. For the three months ended October 31, 2015, income tax deductions of  $3,041,000 were generated, of which $1,552,000 were recorded as a reduction in income tax expense over the equity awards’ vesting period and the remaining excess tax benefits of $1,489,000 were recorded as an increase to additional paid-in capital during the three months ended October 31, 2015. As a result of the adoption of ASU 2016-09, we no longer record excess tax benefits as an increase to additional paid-in capital, but record such excess tax benefits prospectively as a reduction of income tax expense. For the three months ended October 31, 2016, income tax deductions of $5,376,000 were generated, of which $3,135,000 were previously recorded as a reduction in income tax expense over the equity awards’ vesting period and the remaining excess tax benefit of $2,241,000 was recorded as a reduction in income tax expense during the three months ended October 31, 2016. In addition, we elected to record excess tax benefits as an operating cash flow prospectively and not adjust the prior year period. As such, the current period excess tax benefits were reflected as an operating cash flow rather than a financing cash flow in our Condensed Consolidated Statement of Cash Flows for the three months ended October 31, 2016.

All of our stock options and restricted stock awards are expected to be deductible for tax purposes, except for certain stock awards granted to employees residing outside of the United States, and were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant.

Our stock options and time-based stock awards are subject to graded vesting in which portions of the awards vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis over the vesting period.

In October 2016, we granted for the first time to certain employees 12,810 equity awards with performance conditions and 9,800 equity awards with market conditions. The actual number of equity awards earned and eligible to vest will be determined based on the level of achievement against budgeted revenue and a defined gross profit percentage, with respect to the awards with performance conditions, and the Company’s 3-year relative total stockholder return performance as measured against the S&P Healthcare Equipment Index, with respect to the awards with market conditions. The maximum share attainment of these awards are 200% of the initial granted shares. We recognize compensation expense for the awards with performance conditions using the accelerated attribution method over the requisite service period for each separately vesting portion of the award when it is probable that the performance condition will be achieved. We record expense for the awards that are subject to market conditions ratably over the vesting period regardless of whether the market condition is satisfied.

At October 31, 2016, total unrecognized stock-based compensation expense, before income taxes, related to total nonvested stock options and restricted stock awards was $14,242,000 with a remaining weighted average period of 25 months over which such expense is expected to be recognized. Most of our nonvested awards relate to restricted stock awards. As a result of the adoption of ASU 2016-09 on August 1, 2016, we have elected to account for forfeitures as they occur, rather than estimate expected forfeitures over the course of a vesting period.

We determine the fair value of each time-based stock award and performance-based stock award by using the closing market price of our common stock on the date of grant. We determine the fair value of each stock award with market conditions using the Monte Carlo simulation on the date of grant using the following assumptions:

Performance Share Unit	Three Months Ended
Valuation Assumption	October 31, 2016

Volatility of common stock	27.75%
Average volatility of peer companies	32.98%
Average correlation coefficient of peer companies	35.35%
Risk-free interest rate	0.96%

A summary of nonvested stock award activity follows:

		Weighted
	Number of	Average
	Shares	Fair Value

Nonvested stock awards at July 31, 2016	331,367	$46.09
Granted	91,841	78.05
Canceled	(2,238)	55.09
Vested	(188,163)	41.61
Nonvested stock awards at October 31, 2016	232,807	$62.23

There were no option grants during the three months ended October 31, 2016. The fair value of each option grant in the prior year was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

Weighted-Average
Black-Scholes Option	Three Months Ended
Valuation Assumptions	October 31, 2015

Dividend yield	0.22%
Expected volatility (1)	55.90%
Risk-free interest rate (2)	1.41%
Expected lives (in years) (3)	5.00

(1)	Volatility was based on historical closing prices of our common stock.
(2)	The U.S. Treasury rate based on the expected life at the date of grant.
(3)	Based on historical exercise behavior.

Additionally, all options were considered to be deductible for tax purposes in the valuation model. Such non-qualified options were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant. For the three months ended October 31, 2015, these non-qualified options had a weighted average fair value of $26.49.

There were no option exercises during the three months ended October 31, 2016 and 2015, respectively.

Note 5.Inventories, Net

A summary of inventories is as follows:

	October 31,	July 31,
	2016	2016

Raw materials and parts	$44,346,000	$45,867,000
Work-in-process	13,862,000	13,178,000
Finished goods	44,534,000	37,831,000
Reserve for excess and obsolete inventory	(5,923,000)	(5,390,000)
Total	$96,819,000	$91,486,000

Note 6.Derivatives

We recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative that is designated as a hedge will be recognized immediately in earnings. As of October 31, 2016, all of our derivatives were designated as hedges. We do not hold any derivative financial instruments for speculative or trading purposes.

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

In order to hedge against the impact of fluctuations in the value of the Euro, British Pound and Singapore dollar relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Euros, British Pounds, Canadian dollars and Singapore dollars forward, which contracts are one-month in duration. These short-term contracts are designated as fair value hedge instruments. There were eight foreign currency forward contracts with an aggregate value of $10,500,000 at October 31, 2016, which covered certain assets and liabilities that were denominated in currencies other than each entity’s functional currency. Such contracts expired on November 30, 2016. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets that are denominated and ultimately settled in currencies other than each entity’s functional currency. For the three months ended October 31, 2016 and 2015, such forward contracts partially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than each entity’s functional currency resulting in net currency conversion loss, net of tax, of $50,000 and $92,000, respectively, on items hedged. Gains and losses related to hedging contracts to buy Euros, British Pounds, Canadian dollars and Singapore dollars forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. We do not currently hedge against the impact of fluctuations in the value of the Chinese Renminbi relative to the United States dollar because this specific foreign currency exposure is currently not deemed significant. Additionally, we do not hedge transactions associated with the funding of international acquisitions due to the short-term nature of the foreign currency exposure.

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

In connection with our June 2014 acquisition of a UK endoscopy company (“Cantel Medical (UK)”), we acquired a contingent guaranteed obligation to reimburse an endoscope service company for endoscope repair costs it incurs when servicing its customers’ endoscopes that are damaged by one of Cantel Medical (UK)’s discontinued endoscope reprocessing machine models. Although the terms of the guarantee provide for no limit to the maximum potential future payments, we estimated the fair value of the liability on the date of the acquisition to be approximately $1,414,000. This fair value measurement was based on significant inputs not observed in the market and thus represents a Level 3 measurement. The fair value of the contingent guaranteed obligation was based on the estimated cost to repair endoscopes that may be damaged by one of Cantel Medical (UK)’s discontinued endoscope reprocessing machine models that remain in the marketplace, the historical frequency of claims and the likely timeframe that each machine will continue to be used. As such, the determination of the fair value of this contingent guaranteed obligation is subjective in nature and can be impacted by significant changes in third party service repair rates, the frequency of claims and a change in the expected life of these discontinued machines.  At the date of the acquisition, the cash flow projection relating to this contingent guaranteed obligation was discounted using a rate of 10.1%, which was based on the weighted average cost of capital of the acquired business plus a credit risk premium for non-performance risk. This liability is adjusted periodically by the reimbursement of repair costs, as well as recording changes in the fair value through our Condensed Consolidated Statements of Income driven by the time value of money and changes in the assumptions that were initially used in the valuation. Given the subjective nature of the assumptions used in the determination of fair value, we may potentially have earnings volatility in our future results of operations. However, the largest factor for the decrease in the initial fair value from $1,414,000 at June 30, 2014 to $349,000 at October 31, 2016 was the reimbursement of repair costs.

On November 5, 2013, we recorded a $1,720,000 liability for the estimated fair value of an assumed contingent obligation payable to the Israeli Government relating to the acquisition of a private Israeli company that developed the Jet Prep® Endoscopic Flushing Device, a novel single-use irrigation and aspiration catheter to improve visualization during colonoscopy procedures (“Jet Prep”). This fair value measurement was based on significant inputs not observed in the market and thus represent Level 3 measurements. This liability is adjusted periodically by recording changes in the fair value through our Condensed Consolidated Statements of Income driven by the time value of money and changes in assumptions that were initially used in the valuation. The different likely scenarios of future sales projections used in our fair value determination at October 31, 2016 along with the requirement to repay at least the original seed funding with interest to the Israeli Government resulted in a fair value of $1,138,000 at October 31, 2016.

The fair values of the Company’s financial instruments measured on a recurring basis were categorized as follows:

	October 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$740,000	$—	$—	$740,000
Total assets	$740,000	—	$—	$740,000

Liabilities:
Accrued expenses:
Assumed contingent obligation	$—	$—	$12,000	$12,000
Contingent guaranteed obligation	—	—	309,000	309,000
Total accrued expenses	—	—	321,000	321,000
Other long-term liabilities:
Assumed contingent obligation	—	—	1,126,000	1,126,000
Contingent guaranteed obligation	—	—	40,000	40,000
Total other long-term liabilities:	—	—	1,166,000	1,166,000
Total liabilities	$—	$—	$1,487,000	$1,487,000

	July 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$740,000	$—	$—	$740,000
Total assets	$740,000	—	$—	$740,000

Liabilities:
Accrued expenses:
Assumed contingent obligation	$—	$—	$12,000	$12,000
Contingent guaranteed obligation	—	—	366,000	366,000
Total accrued expenses	—	—	378,000	378,000
Other long-term liabilities:
Assumed contingent obligation	—	—	1,126,000	1,126,000
Contingent guaranteed obligation	—	—	75,000	75,000
Total other long-term liabilities:	—	—	1,201,000	1,201,000
Total liabilities	$—	$—	$1,579,000	$1,579,000

A reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the last five quarters is as follows:

		Jet Prep	Cantel Medical (UK)
	Jet Prep	Assumed	Contingent
	Contingent	Contingent	Guaranteed
	Consideration	Obligation	Obligation	Total
Balance, July 31, 2015	$751,000	$1,138,000	$888,000	$2,777,000
Total net unrealized (gains) losses included in general and administrative expense in earnings	(612,000)	—	20,000	(592,000)
Settlements	—	—	(120,000)	(120,000)
Foreign currency translation	—	—	(15,000)	(15,000)
Balance, October 31, 2015	139,000	1,138,000	773,000	2,050,000
Total net unrealized losses included in general and administrative expense in earnings	4,000	—	17,000	21,000
Settlements	—	—	(100,000)	(100,000)
Foreign currency translation	—	—	(53,000)	(53,000)
Balance, January 31, 2016	143,000	1,138,000	637,000	1,918,000
Total net unrealized losses included in general and administrative expense in earnings	5,000	—	15,000	20,000
Settlements	—	—	(95,000)	(95,000)
Foreign currency translation	—	—	12,000	12,000
Balance, April 30, 2016	148,000	1,138,000	569,000	1,855,000
Total net unrealized (gains) losses included in general and administrative expense in earnings	(148,000)	—	12,000	(136,000)
Settlements	—	—	(196,000)	(196,000)
Foreign currency translation	—	—	56,000	56,000
Balance, July 31, 2016	—	1,138,000	441,000	1,579,000
Total net unrealized losses included in general and administrative expense in earnings	—	—	9,000	9,000
Settlements	—	—	(70,000)	(70,000)
Foreign currency translation	—	—	(31,000)	(31,000)
Balance, October 31, 2016	$—	$1,138,000	$349,000	$1,487,000

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

We re-measure the fair value of certain assets, such as intangible assets, goodwill and long-lived assets, including property, equipment and other assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually, as further described in Note 8 to the Condensed Consolidated Financial Statements. As the inputs utilized for our periodic impairment assessments are not based on observable market data, but are based on management’s assumptions and estimates, our goodwill, intangibles and long-lived assets are classified within Level 3 of the fair value hierarchy on a non-recurring basis. Management concluded on July 31, 2016 that none of our long-lived assets, including goodwill and intangibles with indefinite-lives, were impaired and no other events or changes in circumstances have occurred during the three months ended October 31, 2016 that would indicate that the carrying amount of our long-lived assets may not be recoverable.

Disclosure of Fair Value of Financial Instruments

As of October 31, 2016 and July 31, 2016, the carrying amounts for cash and cash equivalents (excluding money markets), accounts receivable and accounts payable approximated fair value due to the short maturity of these instruments. We believe that as of October 31, 2016 and July 31, 2016, the fair value of our outstanding borrowings under our credit facility approximated the carrying value of those obligations since the borrowing rates were at prevailing market interest rates.

Note 8.Intangible Assets and Goodwill

Our intangible assets with definite lives consist primarily of customer relationships, technology, brand names, non-compete agreements and patents. These intangible assets are being amortized on the straight-line method over the estimated useful lives of the assets ranging from 3-20 years and have a weighted average amortization period of 13 years. Amortization expense related to intangible assets was $3,909,000 and $3,094,000 for the three months ended October 31, 2016 and 2015, respectively. Our intangible assets that have indefinite useful lives, and therefore are not amortized, consist of trademarks and trade names.

The Company’s intangible assets consist of the following:

	October 31, 2016
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$112,556,000	$(26,874,000)	$85,682,000
Technology	46,923,000	(12,859,000)	34,064,000
Brand names	8,760,000	(2,582,000)	6,178,000
Non-compete agreements	3,092,000	(1,252,000)	1,840,000
Patents and other registrations	2,634,000	(947,000)	1,687,000
	173,965,000	(44,514,000)	129,451,000
Trademarks and tradenames	7,490,000	—	7,490,000
Total intangible assets	$181,455,000	$(44,514,000)	$136,941,000

	July 31, 2016
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$100,649,000	$(24,689,000)	$75,960,000
Technology	32,767,000	(11,813,000)	20,954,000
Brand names	6,194,000	(2,394,000)	3,800,000
Non-compete agreements	3,092,000	(1,193,000)	1,899,000
Patents and other registrations	2,508,000	(913,000)	1,595,000
	145,210,000	(41,002,000)	104,208,000
Trademarks and tradenames	7,511,000	—	7,511,000
Total intangible assets	$152,721,000	$(41,002,000)	$111,719,000

Estimated annual amortization expense of our intangible assets for the remainder for fiscal 2017 and the next five years is as follows:

Nine month period ending July 31, 2017	$11,538,000
2018	15,129,000
2019	14,805,000
2020	13,056,000
2021	12,736,000
2022	12,000,000

Goodwill changed during fiscal 2016 and the three months ended October 31, 2016 as follows:

		Water
		Purification	Healthcare		Total
	Endoscopy	and Filtration	Disposables	Dialysis	Goodwill

Balance, July 31, 2015	$87,007,000	$58,872,000	$87,939,000	$8,133,000	$241,951,000
Acquisitions	40,047,000	—	4,351,000	—	44,398,000
Foreign currency translation	(6,039,000)	8,000	—	—	(6,031,000)
Balance, July 31, 2016	121,015,000	58,880,000	92,290,000	8,133,000	280,318,000
Acquisitions	2,028,000	—	16,503,000	—	18,531,000
Foreign currency translation	(2,938,000)	(120,000)	—	—	(3,058,000)
Balance, October 31, 2016	$120,105,000	$58,760,000	$108,793,000	$8,133,000	$295,791,000

On July 31, 2016, we performed impairment studies of the Company’s goodwill and indefinite lived trademarks and trade names and concluded that such assets were not impaired. While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results and cash flows (which management believes to be reasonable), discount rates based on the Company’s weighted average cost of capital and appropriate benchmark peer companies. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future sales forecasts. Subsequent changes in these assumptions and estimates could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. At July 31, 2016, the fair value of all of our reporting units exceeded book value by substantial amounts. However, we believe the most significant assumptions impacting the impairment assessment of Dialysis relate to the assumed rate in which annual sales will decline as well as the expected future operating efficiencies included in our projections of future operating results and cash flows of this segment. If future operating results and cash flows are substantially less than our projections, future impairment charges may be recorded. On October 31, 2016, management concluded that no events or changes in circumstances have occurred during the three months ended October 31, 2016 that would indicate that the carrying amount of our intangible assets and goodwill may not be recoverable.

Note 9.Warranties

A summary of activity in the warranty reserves follows:

	Three Months Ended
	October 31,
	2016	2015

Beginning balance	$2,575,000	$1,740,000
Acquisitions	121,000	28,000
Provisions	1,916,000	905,000
Settlements	(1,746,000)	(823,000)
Foreign currency translation	(35,000)	(3,000)
Ending balance	$2,831,000	$1,847,000

The warranty provisions for the three months ended October 31, 2016 and 2015 relate principally to the Company’s endoscope reprocessing and water purification equipment. Warranty reserves are included in accrued expenses in the Condensed Consolidated Balance Sheets.

Note 10.Financing Arrangements

On March 4, 2014, we entered into a $250,000,000 Third Amended and Restated Credit Agreement (the “2014 Credit Agreement”). The 2014 Credit Agreement includes a five-year $250,000,000 senior secured revolving facility with sublimits of up to $100,000,000 for borrowings in foreign currencies, $30,000,000 for letters of credit and $10,000,000 for swing line loans (the “2014 Revolving Credit Facility”). Subject to the satisfaction of certain conditions precedent including the consent of the lenders, the Company may from time to time increase the 2014 Revolving Credit

Facility by an aggregate amount not to exceed $100,000,000. The senior lenders include Bank of America N.A. (the lead bank and administrative agent), PNC Bank, National Association and Wells Fargo Bank, National Association. The 2014 Credit Agreement expires on March 4, 2019. Additionally, subject to certain restrictions and conditions (i) any of our domestic or foreign subsidiaries may become borrowers and (ii) borrowings may occur in multi-currencies. Furthermore, we incurred debt issuance costs of $1,318,000 relating to the 2014 Credit Agreement which was recorded in other assets along with the remaining unamortized debt issuance costs of $512,000 relating to our former revolving credit facility. The total of these two amounts is being amortized over the life of the 2014 Credit Agreement. At October 31, 2016, unamortized debt issuance costs recorded in other assets amounted to $854,000.

Borrowings under the 2014 Credit Agreement bear interest at rates ranging from 0.25% to 1.25% above the lender’s base rate, or at rates ranging from 1.25% to 2.25% above the London Interbank Offered Rate (“LIBOR”), depending upon the Company’s “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2014 Credit Agreement (“Consolidated EBITDA”). At October 31, 2016, the lender’s base rate was 3.50% and the LIBOR rates ranged from 0.53% to 1.33%. The margins applicable to our outstanding borrowings were 0.25% above the lender’s base rate or 1.25% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at October 31, 2016. The 2014 Credit Agreement also provides for fees on the unused portion of our facility at rates ranging from 0.20% to 0.40%, depending upon our Consolidated Leverage Ratio; such rate was 0.20% at October 31, 2016.

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

On October 31, 2016, we had $161,000,000 of outstanding borrowings under the 2014 Credit Agreement, none of which is required to be repaid until March 2019.

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

The following table sets forth the computation of basic and diluted EPS available to shareholders of common stock (excluding participating securities):

	Three Months Ended
	October 31,
	2016	2015
Numerator for basic and diluted earnings per share:
Net income	$18,800,000	$14,254,000
Less income allocated to participating securities	(134,000)	(118,000)
Net income available to common shareholders	$18,666,000	$14,136,000

Denominator for basic and diluted earnings per share, as adjusted for participating securities:
Denominator for basic earnings per share - weighted average number of shares outstanding attributable to common stock	41,403,050	41,283,245

Dilutive effect of stock options using the treasury stock method and the average market price for the year	72,015	38,875

Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	41,475,065	41,322,120

Earnings per share attributable to common stock:
Basic earnings per share	$0.45	$0.34

Diluted earnings per share	$0.45	$0.34

Stock options excluded from weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	—	15,000

A reconciliation of weighted average number of shares and common stock equivalents attributable to common stock, as determined above, to the Company’s total weighted average number of shares and common stock equivalents, including participating securities, is set forth in the following table:

	Three Months Ended
	October 31,
	2016	2015
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	41,475,065	41,322,120

Participating securities	309,831	344,663

Total weighted average number of shares and common stock equivalents attributable to both common stock and participating securities	41,784,896	41,666,783

Note 12.Income Taxes

A reconciliation of the consolidated effective income tax rate for the three months ended October 31, 2015 to the three months ended October 31, 2016 is as follows:

Consolidated
Effective
Income Tax Rate
October 31, 2015	38.1%
Differential attributable to:
Excess tax benefits	(8.6)%
New tax legislation	(0.7)%
Acquisition related items, net	(0.4)%
International operations	0.3%
Other	(1.1)%
October 31, 2016	27.6%

The consolidated effective tax rate for the three months ended October 31, 2016 was favorably affected primarily by the recording of excess tax benefits relating to stock awards that vested in October 2016. As a result of the adoption of ASU 2016-09 on August 1, 2016, we no longer record excess tax benefits as an increase to additional paid-in capital, but record such excess tax benefits on a prospective basis as a reduction of income tax expense, which amounted to $2,241,000 for the three months ended October 31, 2016, as further described in Notes 2 and 4 of the Condensed Consolidated Financial Statements. Since most of our stock awards vest in October annually, we do not anticipate the recording of additional significant excess tax benefits for the remainder of fiscal 2017.

We record liabilities for an unrecognized tax benefit when a tax benefit for an uncertain tax position is taken or expected to be taken on a tax return, but is not recognized in our Condensed Consolidated Financial Statements because it does not meet the more-likely-than-not recognition threshold that the uncertain tax position would be sustained upon examination by the applicable taxing authority. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the tax authorities. Any adjustments upon resolution of income tax uncertainties are recognized in our results of operations. Our policy is to record potential interest and penalties related to income tax positions in interest expense and general and administrative expense, respectively, in our Condensed Consolidated Financial Statements. However, such amounts have historically been insignificant due to the minimal amount of our unrecognized tax benefits relating to uncertain tax positions. For the three months ended October 31, 2016 and fiscal 2016, we have not had any uncertain tax positions in which a liability would be recorded.

The Company concluded an audit by the Internal Revenue Service (“IRS”) for fiscal years 2013 and 2012 and is currently undergoing an audit by the IRS for fiscal year 2015. With respect to state or foreign income tax examinations, we are generally no longer subject to examinations for fiscal years ended prior to July 31, 2008.

Note 13.Commitments and Contingencies

Long-Term Contractual Obligations

As of October 31, 2016, aggregate annual required payments over the remaining fiscal year, the next four years and thereafter under our contractual obligations that have long-term components are as follows:

	Nine Months	Year Ending July 31,
	Ending July 31,	(Amounts in thousands)
	2017	2018	2019	2020	2021	Thereafter	Total
Maturity of the credit facility	$—	$—	$161,000	$—	$—	$—	$161,000
Expected interest payments under the credit facility (1)	2,427	3,236	1,888	—	—	—	7,551
Minimum commitments under noncancelable operating leases	4,753	5,460	4,379	3,064	2,181	3,454	23,291
Compensation agreements	6,040	2,882	691	498	377	583	11,071
Assumed contingent liability (2)	19	93	188	246	280	439	1,265
Contingent guaranteed obligation (3)	122	123	112	—	—	—	357
Other long-term obligations	205	214	96	12	3	—	530
Total contractual obligations	$13,566	$12,008	$168,354	$3,820	$2,841	$4,476	$205,065

(1)	The expected interest payments under our credit facility reflect an interest rate of 2.01%, which was our weighted average interest rate on outstanding borrowings at October 31, 2016.

(2)

These future potential payments of an assumed contingent liability relate to the Jet Prep Acquisition, as further described in Note 7 to the Condensed Consolidated Financial Statements, and are reflected in the October 31, 2016 Condensed Consolidated Balance Sheet at its net present value of $1,138,000 using a discount rate of 2.5%.

(3)

These future potential payments of a contingent guaranteed obligation relate to Cantel Medical (UK), as further described in Note 7 to the Condensed Consolidated Financial Statements, and are reflected in the October 31, 2016 Condensed Consolidated Balance Sheet at its net present value of $349,000 using a discount rate of 10.1%.

Operating Leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Compensation Agreements

We have previously entered into various severance contracts with executives of the Company, including our corporate executive officers and certain of our subsidiary Presidents, which define certain compensation arrangements relating to various employment termination scenarios, and multi-year employment agreements with certain executive officers of businesses we have acquired. Additionally, in March 2016 we entered into a succession plan agreement, due to the planned retirement of our former Chief Executive Officer who was succeeded on July 31, 2016, that requires a total of $4,500,000 in future payments, the majority of which will be paid in fiscal 2017.

Other Long-Term Obligations

In relation to the acquisition of our business in Italy on November 3, 2014, we assumed an $843,000 liability to the central bank of Italy as part of funding provided by an Italian government agency, of which $187,000 and $656,000 were recorded in accrued expenses and other long-term liabilities, respectively. Such amount was a portion of the financial support obtained from the Italian government’s Ministry of Education, Universities and Research to fund research and development activity relating to the business’s automated endoscope reprocessors. The liability is payable in semi-annual installments, bears interest at 0.25% per annum and has a maturity date of January 1, 2019. At October 31, 2016, $408,000 is outstanding, of which $162,000 is recorded in accrued expense and $246,000 is recorded in other long-term liabilities. Additionally, other long-term obligations include deferred compensation arrangements for certain former Medivators directors and officers and is recorded in other long-term liabilities.

Note 14.Accumulated Other Comprehensive (Loss) Income

The components and changes in accumulated other comprehensive (loss) income were as follows:

	Three Months Ended
	October 31,
	2016	2015

Beginning balance	$(11,795,000)	$1,224,000
Other comprehensive loss for foreign currency translation	(6,521,000)	(827,000)
Ending balance	$(18,316,000)	$397,000

Note 15.Operating Segments

Cantel is a leading global company dedicated to delivering innovative infection prevention products and services for patients, caregivers, and other healthcare providers which improve outcomes, enhance safety and help save lives.  Our products include specialized medical device reprocessing systems for endoscopy and renal dialysis, advanced water purification equipment, sterilants, disinfectants and cleaners, sterility assurance monitoring products for hospitals and dental clinics, disposable infection control products primarily for dental and GI endoscopy markets, dialysate concentrates and hollow fiber membrane filtration and separation products. Additionally, we provide technical service for our products.

We have determined our reportable business segments based upon an assessment of product types, organizational structure, customers and internally prepared financial statements. The primary factors used by us in analyzing segment performance are net sales and operating income.

None of our customers accounted for 10% or more of our consolidated net sales for the three months ended October 31, 2016 and 2015.

The Company’s segments are as follows:

Endoscopy, which includes medical device reprocessing systems, disinfectants, detergents and other supplies used to high-level disinfect rigid endoscopes, flexible endoscopes and other instrumentation and disposable infection control products intended to reduce the challenges with proper cleaning and high-level disinfection of numerous reusable components used in GI endoscopy procedures. In September 2015, this segment commenced the sale of endoscope transport and storage systems, and a number of endoscopy consumable accessories. Additionally, this segment includes technical maintenance service on its products.

Water Purification and Filtration, which includes water purification equipment and services, filtration and separation products and disinfectants, sterilization and decontamination products and services for the medical, pharmaceutical, biotech, beverage and commercial industrial markets.

Two customers collectively accounted for approximately 46.3% of our Water Purification and Filtration segment net sales for the three months ended October 31, 2016.

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

Four customers collectively accounted for approximately 51.6% of our Healthcare Disposables segment net sales for the three months ended October 31, 2016.

Dialysis, which includes medical device reprocessing systems, sterilants/disinfectants, dialysate concentrates and other supplies for renal dialysis. Additionally, this segment includes technical maintenance service on its products.

Two customers accounted for approximately 45.5% of our Dialysis segment net sales for the three months ended October 31, 2016.

The operating segments follow the same accounting policies used for our Condensed Consolidated Financial Statements as described in Note 2 to the 2016 Form 10-K.

Information as to operating segments is summarized below:

	Three Months Ended
	October 31,
	2016	2015

Net sales:
Endoscopy	$93,828,000	$71,642,000
Water Purification and Filtration	49,873,000	44,712,000
Healthcare Disposables	36,799,000	27,352,000
Dialysis	7,225,000	10,073,000
Total	$187,725,000	$153,779,000

	Three Months Ended
	October 31,
	2016	2015

Operating income:
Endoscopy	$17,561,000	$12,459,000
Water Purification and Filtration	8,920,000	7,813,000
Healthcare Disposables	7,396,000	6,360,000
Dialysis	1,813,000	2,687,000
	35,690,000	29,319,000
General corporate expenses	(8,627,000)	(5,543,000)
Income from operations	27,063,000	23,776,000
Interest expense, net	(1,093,000)	(745,000)

Income before income taxes	$25,970,000	$23,031,000

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

Results of Operations provides a discussion of the consolidated results of operations for the three months ended October 31, 2016 compared with the three months ended October 31, 2015.

Liquidity and Capital Resources provides an overview of our working capital, cash flows, financing and foreign currency activities.

Critical Accounting Policies provides a discussion of our accounting policies that require critical judgments, assumptions and estimates.

Forward-Looking Statements provides a discussion of cautionary factors that may affect future results.

Overview

•

Endoscopy: Medical device reprocessing systems, disinfectants, detergents and other supplies used to high-level disinfect rigid endoscopes, flexible endoscopes and other instrumentation and disposable infection control products intended to reduce the challenges associated with proper cleaning and high-level disinfection of numerous reusable components used in gastrointestinal (GI) endoscopy procedures, pulmonary endoscopy and other procedures that require the reprocessing of medical equipment. In September 2015, this segment commenced the sale of endoscope transport and storage systems, and a number of endoscopy consumable accessories. Additionally, this segment includes technical maintenance service on its products.

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

See our Annual Report on Form 10-K for the fiscal year ended July 31, 2016 (the “2016 Form 10-K”) and our Condensed Consolidated Financial Statements for additional financial information regarding our reporting segments.

Significant Activity

(i)Some of our key financial results for the three months ended October 31, 2016 compared with the three months ended October 31, 2015 were as follows:

•	Net sales increased by 22.1% to $187,725,000 from $153,779,000; organic sales (i.e. excluding acquisitions and foreign currency translation) increased by 15.8%.

•	Gross profit as a percentage of net sales increased to 47.7% from 46.3%.

•	Net income under United States generally accepted accounting principles (GAAP) increased by 31.9% to $18,800,000 from $14,254,000.

•

After adjusting net income for amortization expense and atypical items, non-GAAP net income increased by 24.6% to $21,323,000 from $17,120,000, as further described and reconciled to net income in “Non-GAAP Financial Measures” in this MD&A.

•

Adjusted earnings before interest, taxes, depreciation, amortization and stock-based compensation expense (“Adjusted EBITDAS”) increased by 25.1% to $40,584,000 from $32,446,000, as further described and reconciled to net income in “Non-GAAP Financial Measures” in this MD&A.

We continue to benefit from having a broad portfolio of infection prevention and control products sold into diverse business segments, where approximately 73% of our net sales are attributable to consumable products and service. The primary factors that contributed to this financial performance, as further described elsewhere in this MD&A, were as follows:

•

significantly higher sales and profitability in our Endoscopy segment principally due to (i) increases in demand for endoscope reprocessing equipment as well as higher margin products, such as disposable infection control products used in GI endoscopy procedures, and endoscope reprocessing disinfectants and service as a result of the increased field population of equipment and to a much lesser extent, (ii) the inclusion of sales of an acquisition completed in the first quarter of our prior fiscal year,

•

higher sales and improved profitability in our Water Purification and Filtration segment primarily due to increases in demand for (i) our capital equipment in the dialysis industry attributable to the growing number of dialysis patients and clinics in the United States, and to a lesser extent, (ii) our water purification and filtration equipment used for commercial and industrial (large capital) applications,

•

enhanced profitability in our Healthcare Disposables segment mainly due to (i) increased sales of higher margin products such as sterility assurance and waterline disinfection products, (ii) lower manufacturing costs and (iii) the inclusion of sales of recent acquisitions, and

•	the recording of atypical tax benefits, which decreased our effective tax rate, as further explained within Non-GAAP Financial Measures elsewhere in this MD&A.

The above factors were partially offset by:

•	our strategic decision to invest in various growth initiatives designed to expand into new markets and gain or maintain market share in our three largest segments,

•	the impact of costs associated with the planned retirement of our former Chief Executive Officer, as further described within Non-GAAP Financial Measures elsewhere in this MD&A, and

•	a decrease in net sales and profitability in our Dialysis segment.

(ii)We sell our dialysis products to a concentrated number of customers. Sales in our Dialysis segment have been adversely impacted in recent years by the decrease in demand for our products that are used by dialysis centers that reuse dialyzers, such as our sterilant products and RENATRON® reprocessing equipment. This reduction in dialysis sales has reduced overall profitability in this segment relative to prior periods. Our market for dialysis reprocessing products is limited to dialysis centers that reuse dialyzers, which market has been decreasing in the United States despite the environmental advantages and our belief that the per-procedure cost of re-use dialyzers is more economical than single-use dialyzers. Based on discussions with customers, we expect the downward trend in re-use dialyzers in the United States will continue during the remainder of fiscal 2017 and thereafter. A substantial reduction of our dialysis re-use business will likely have a significant adverse effect on our dialysis segment and reduce our margins and net income in that segment as well as result in potential future impairments of long-lived assets.  Such reduction would also adversely affect our consolidated results of operations. See “Risk Factors” in the 2016 Form 10-K.

(iii)In our current fiscal year, we acquired (i) all the issued and outstanding stock of Accutron, Inc. (“Accutron”) on August 1, 2016 (the “Accutron Acquisition”) and (ii) certain net assets of Vantage Endoscopy Inc. (“Vantage”) related to the distribution and sale of our Medivators endoscopy products in Canada (the “Vantage Acquisition”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements.

(iv) In our prior fiscal year, we acquired all (i) of the issued and outstanding stock of Medical Innovations Group Holdings Limited and certain affiliated companies (collectively, “MI”) on September 14, 2015 (the “MI Acquisition”) and (ii) certain net assets of North American Science Associates, Inc.’s Sterility Assurance Monitoring Products division on March 1, 2016 (the “NAMSA Acquisition”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements.

(v)In December 2015, a law was enacted that included a two-year moratorium on the medical device excise tax, which favorably impacts our gross profit, as more fully described elsewhere in this MD&A.

(vi)On October 14, 2016, our Board of Directors approved a 17% increase in the semiannual cash dividend to $0.07 per share of outstanding common stock, which will be paid on January 31, 2017 to shareholders of record at the close of business on January 17, 2017, as more fully described elsewhere in this MD&A.

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

	Three Months Ended
	October 31,
	2016		2015
	(Dollar amounts in thousands)
	$	%	$	%
Net Sales by Segment
Endoscopy	$93,828	50.0%	$71,642	46.6%
Water Purification and Filtration	49,873	26.6%	44,712	29.1%
Healthcare Disposables	36,799	19.6%	27,352	17.8%
Dialysis	7,225	3.8%	10,073	6.5%
Total net sales	$187,725	100.0%	$153,779	100.0%

Net Sales by Geography
United States	$150,507	80.2%	$119,081	77.4%
International	37,218	19.8%	34,698	22.6%
Total net sales	$187,725	100.0%	$153,779	100.0%

The following table gives information as to the amount of operating income, as well as operating income as a percentage of net sales, for each of our reporting segments.

	Three Months Ended
	October 31,
	2016		2015
	(Dollar amounts in thousands)
	Operating	% of	Operating	% of
	Income	Net Sales	Income	Net sales

Endoscopy	$17,561	18.7%	$12,459	17.4%
Water Purification and Filtration	8,920	17.9%	7,813	17.5%
Healthcare Disposables	7,396	20.1%	6,360	23.3%
Dialysis	1,813	25.1%	2,687	26.7%
Operating income by segment	35,690	19.0%	29,319	19.1%
General corporate expenses	(8,627)		(5,543)
Income from operations	$27,063	14.4%	$23,776	15.5%

Net Sales

Total net sales increased by $33,946,000, or 22.1%, to $187,725,000 for the three months ended October 31, 2016 from $153,779,000 for the three months ended October 31, 2015. The 22.1% increase in net sales for the three months ended October 31, 2016 includes (i) a 15.8% increase in organic sales, (ii) a 7.2% increase in sales due to acquisitions and (iii) a 0.9% decrease due to foreign currency translation.

International net sales increased by $2,520,000, or 7.3% for the three months ended October 31, 2016, compared with the three months ended October 31, 2015. The 7.3% increase in net sales consist of (i) an increase of 1.5% in organic net sales, (ii) an increase of 9.9% in net sales due to acquisitions and (iii) a decrease of 4.1% in net sales due to foreign currency translation.

The increase in both domestic and international organic net sales for the three months ended October 31, 2016 was primarily attributable to increases in net sales of our endoscopy products and services.

Gross Profit

Gross profit increased by $18,309,000, or 25.7%, to $89,507,000 for the three months ended October 31, 2016 from $71,198,000 for the three months ended October 31, 2015. Gross profit as a percentage of net sales for the three months ended October 31, 2016 and 2015 was 47.7% and 46.3%, respectively.

The higher gross profit as a percentage of net sales for the three months ended October 31, 2016, compared with the three months ended October 31, 2015, was primarily attributable to (i) more favorable sales mix due to increases in sales volume of certain products that carry higher gross margin percentages such as our sterility assurance and waterline disinfection products in our Healthcare Disposables segment and procedure room products and disinfectants in our Endoscopy segment, (ii) lower manufacturing costs primarily due to cost control initiatives and (iii) a decrease of $1,178,000, in medical device excise tax due to the recent moratorium, as further explained below, partially offset by an increase in net sales of lower margin capital equipment primarily in our Endoscopy and Water Purification and Filtration segments.

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

We cannot provide assurances that our gross profit percentage will not be adversely affected in the future (i) by uncertainties associated with our product mix, (ii) by price competition, (iii) by legislation relating to the medical device excise tax or (iv) if raw materials and distribution costs increase and we are unable to implement offsetting price increases.

Operating Expenses

Selling expenses increased by $6,433,000, or 30.0%, to $27,893,000 for the three months ended October 31, 2016 from $21,460,000 for the three months ended October 31, 2015 primarily due to (i) increased sales and marketing initiatives to expand into new markets, including international markets, and to gain or maintain market share by hiring and training additional sales and marketing personnel and increasing travel budgets in our Endoscopy and Healthcare Disposables segments, (ii) the inclusion of selling and marketing expenses of acquisitions, and (iii) increases in annual salaries.

Selling expenses as a percentage of net sales was 14.9% and 14.0% for the three months ended October 31, 2016 and 2015, respectively.

General and administrative expenses increased by $7,806,000, or 35.2%, to $30,003,000 for the three months ended October 31, 2016 from $22,197,000 for the three months ended October 31, 2015 primarily due to (i) costs associated with the planned retirement of our former Chief Executive Officer, as further described within Non-GAAP Financial Measures elsewhere in this MD&A, (ii) the inclusion of general and administrative expenses of our acquisitions including increased amortization expense, (iii) increases in annual salaries and incentive compensation including stock-based compensation and (iv) the addition of internal and external resources to address various growth initiatives and compliance requirements.

Excluding (i) current and prior year amortization expense, (ii) current and prior year acquisition related items such as transaction and integration charges and fair value adjustments and (iii) current year costs associated with the planned retirement of our former Chief Executive Officer, as further described within Non-GAAP Financial Measures elsewhere in this MD&A, general and administrative expenses increased by $4,824,000, or 26.2% to $23,253,000 for the three months ended October 31, 2016. Almost half of these increases are attributable to the inclusion of general and administrative expenses of our acquisitions.

General and administrative expenses as a percentage of net sales were 16.0% and 14.4% for the three months ended October 31, 2016 and 2015.

Research and development expenses (which include continuing engineering costs) increased by $783,000, or 20.8%, to $4,548,000 for the three months ended October 31, 2016 from $3,765,000 for the three months ended October 31, 2015. The increase for the three months ended October 31, 2016 was primarily due to additional product development initiatives primarily in our Endoscopy segment.

Research and development expense as a percentage of net sales were 2.4% and 2.5% for the three months ended October 31, 2016 and 2015, respectively.

Interest

Interest expense increased by $346,000 to $1,112,000 for the three months ended October 31, 2016 from $766,000 for the three months ended October 31, 2015, as a result of an increase in the average outstanding borrowings due to the funding of recent acquisitions.

Interest income decreased by $2,000 to $19,000 for the three months ended October 31, 2016 from $21,000 for the three months ended October 31, 2015.

Income Taxes

A reconciliation of the consolidated effective income tax rate for the three months ended October 31, 2015 to the three months ended October 31, 2016 is as follows:

Consolidated
Effective
Income Tax Rate
October 31, 2015	38.1%
Differential attributable to:
Excess tax benefits	(8.6)%
New tax legislation	(0.7)%
Acquisition related items, net	(0.4)%
International operations	0.3%
Other	(1.1)%
October 31, 2016	27.6%

The consolidated effective tax rate for the three months ended October 31, 2016 was favorably affected primarily by the recording of excess tax benefits relating to stock awards that vested in October 2016. As a result of the adoption of ASU 2016-09 on August 1, 2016, we no longer record excess tax benefits as an increase to additional paid-in capital, but record such excess tax benefits on a prospective basis as a reduction of income tax expense, which amounted to $2,241,000 for the three months ended October 31, 2016, as further described in Notes 2 and 4 of the Condensed Consolidated Financial Statements and in Critical Accounting Policies elsewhere in this MD&A. Since most of our stock awards vest in October annually, we do not anticipate the recording of additional significant excess tax benefits for the remainder of fiscal 2017.

Endoscopy Segment

Net sales of endoscopy products and services increased by $22,186,000, or 31.0% for the three months ended October 31, 2016, compared with the three months ended October 31, 2015. The 31.0% increase in net sales consist of (i) increases of 27.4% in organic net sales, (ii) increases of 5.6% in net sales due to acquisitions and (iii) decreases of 2.0% in net sales due to foreign currency translation. The increase in organic net sales for the three months ended October 31, 2016 was primarily due to increases in demand in the United States and internationally for our (i) procedure room products (disposable infection control products used in GI endoscopy procedures) due to sales and marketing efforts, (ii) endoscope reprocessing equipment due to our sales and marketing programs and (iii) disinfectants and service due to the increase in the installed base of endoscope reprocessing equipment. We expect sales of disinfectants, service, filters and equipment accessories, most of which carry higher margins, to continue to benefit as we increase the installed base of endoscope reprocessing equipment. These increases were partially offset by overall lower selling prices principally related to endoscopy reprocessing equipment and procedure room products as a result of our strategic growth plan and increased competition.

The Endoscopy segment’s operating income increased by $5,102,000, or 41.0% for the three months ended October 31, 2016 compared with the three months ended October 31, 2015, primarily due to increases in sales in the United States and internationally for our endoscopy products and services, as further explained above, partially offset by increased investment in our sales team and other selling initiatives as well as increases in annual salaries, personnel and incentive compensation. Excluding amortization expense as well as atypical items relating to current and prior year acquisition related items, as further described within Non-GAAP Financial Measures elsewhere in this MD&A, the Endoscopy segment’s operating income increased by $4,989,000, or 32.9% for the three months ended October 31, 2016 compared with the three months ended October 31, 2015.

Water Purification and Filtration Segment

Net sales of water purification and filtration products and services increased by $5,161,000, or 11.5%, for the three months ended October 31, 2016, compared with the three months ended October 31, 2015 due to increases in demand for (i) our capital equipment in the dialysis industry attributable to the growing number of dialysis patients and clinics in the United States, and to a lesser extent, (ii) our water purification and filtration equipment used for commercial and industrial (large capital) applications.

The Water Purification and Filtration segment’s operating income increased by $1,107,000 or 14.2% for the three months ended October 31, 2016, compared with the three months ended October 31, 2015, primarily as a result of higher sales of lower margin capital equipment, as further explained above.

Healthcare Disposables Segment

Net sales of healthcare disposables products increased by $9,447,000, or 34.5% for the three months ended October 31, 2016 compared with the three months ended October 31, 2015. The 34.5% increase in net sales consist of (i) an increase of 8.5% in organic net sales and (ii) an increase of 26.0% in net sales due to acquisitions. The increase in organic net sales for the three months ended October 31, 2016 was primarily due to an increase in demand for higher margin products such as sterility assurance and waterline disinfection products.

The Healthcare Disposables segment’s operating income increased by $1,036,000, or 16.3% for the three months ended October 31, 2016 compared with the three months ended October 31, 2015, primarily due to (i) the increase in higher margin sales, as further explained above, (ii) the inclusion of the Accutron and NAMSA Acquisitions and (iii) lower manufacturing costs, partially offset by increases to annual salaries and the hiring of additional sales personnel. Excluding amortization expense, and to a much lesser extent acquisition related items, as further described within Non-GAAP Financial Measures elsewhere in this MD&A, the Healthcare Disposables segment’s operating income increased by $2,151,000, or 31.1% for the three months ended October 31, 2016 compared with the three months ended October 31, 2015.

Dialysis Segment

Net sales of dialysis products and services decreased by $2,848,000, or 28.3% for the three months ended October 31, 2016 compared with the three months ended October 31, 2015, principally due to decreases in demand for (i) our lower margin concentrate product internationally and (ii) our sterilant product and RENATRON® reprocessing equipment both internationally and in the United States due to the market shift from reusable to single-use dialyzers, as further described elsewhere in this MD&A.

The Dialysis segment’s operating income decreased by $874,000, or 32.5% for the three months ended October 31, 2016, compared with the three months ended October 31, 2015,  primarily due to the decrease in net sales, as further explained above.

Sales in our Dialysis segment in recent years have been adversely impacted by the decrease in demand for our sterilants and RENATRON® reprocessing equipment principally due to the shift from reusable to single-use dialyzers as a result of the declining cost of single-use dialyzers, the ease of using a dialyzer one time, and the commitment of Fresenius Medical Care, the largest dialysis provider chain in the United States and a manufacturer of single-use dialyzers, to convert dialysis clinics performing reuse to single-use facilities. In addition, DaVita, a customer who accounted for approximately 12.0% of net sales in this segment, has converted certain clinics from reuse to single-use and in many cases utilizes single-use when opening new clinics. Based on discussions with customers, we expect the downward trend in reuse dialyzers in the United States to continue during the remainder of fiscal 2017 and thereafter. A substantial decrease in the market for reprocessing products is likely to result in a significant loss of net sales and a lower level of profitability and operating cash flow in this segment in the future as well as potential future impairments of long-lived assets. Such reduction would also adversely affect our consolidated results of operations. See “Risk Factors” in our 2016 Form 10-K.

General Corporate Expenses

General corporate expenses relate to unallocated corporate costs primarily related to executive management personnel as well as costs associated with certain facets of our acquisition program and being a publicly traded company. Such expenses increased by $3,084,000, or 55.6% for the three months ended October 31, 2016 compared with the three months ended October 31, 2015, primarily due to (i) $1,937,000 of costs recorded in the first quarter of fiscal 2017 associated with the planned retirement of our former Chief Executive Officer, (ii) the addition of internal and external resources to address various growth initiatives and compliance requirements and (iii) increases in annual salaries and incentive compensation, including stock-based compensation expense.

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

For the three months ended October 31, 2016, we made adjustments to net income and diluted EPS to exclude (i) amortization expense, (ii) significant acquisition related items impacting current operating performance including legal, transaction and integration charges, (iii) costs associated with the planned retirement of our former Chief Executive Officer and (iv) the favorable impact of atypical income tax benefits to arrive at our non-GAAP financial measures, non-GAAP net income and non-GAAP diluted EPS.

For the three months ended October 31, 2015, we made adjustments to net income and diluted EPS to exclude (i) amortization expense and (ii) significant acquisition related items to arrive at our non-GAAP financial measures, non-GAAP net income and non-GAAP diluted EPS.

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

Acquisition related items consist of (i) prior year fair value adjustments to contingent consideration and other contingent liabilities resulting from acquisitions, (ii) due diligence, integration, legal charges and other transaction costs associated with our acquisition program and (iii) acquisition accounting charges for the amortization of the initial fair value adjustments of acquired inventory and deferred revenue. The adjustments of contingent consideration and other contingent liabilities are periodic adjustments to record such amounts at fair value at each balance sheet date. Given the subjective nature of the assumptions used in the determination of fair value calculations, fair value adjustments may potentially cause significant earnings volatility that are not representative of our operating results. Similarly, due diligence, integration, legal and other acquisition costs associated with our acquisition program, including acquisition accounting charges relating to recording acquired inventory and deferred revenue at fair market value, can be significant and also adversely impact our effective tax rate as certain costs are often not tax-deductible. Since all of these acquisition related items are atypical and often mask underlying operating performance, we excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to past operating performance.

In fiscal 2016, we announced the retirement of our Chief Executive Officer and recorded costs associated with his planned retirement in our Condensed Consolidated Financial Statements in the second half of fiscal 2016 and the three months ended October 31, 2016. Since these costs are atypical and masks our underlying operating performance, we made an adjustment to our net income and EPS for the three months ended October 31, 2016 to exclude such costs to arrive at our non-GAAP financial measures.

The consolidated effective tax rate for the three months ended October 31, 2016 was favorably affected by the recording of excess tax benefits relating to stock awards that vested in October 2016. As a result of the adoption of a new accounting pronouncement on August 1, 2016, we no longer record excess tax benefits as an increase to additional paid-in capital, but record such excess tax benefits on a prospective basis as a reduction of income tax expense, which amounted to $2,241,000 for the three months ended October 31, 2016, as further described in Notes 2 and 4 of the Condensed Consolidated Financial Statements and elsewhere in this MD&A. Since most of our stock awards vest in October annually, we do not anticipate the recording of additional significant excess tax benefits for the remainder of fiscal 2017. The magnitude of the impact of excess tax benefits generated in the future, which may be favorable or unfavorable, are dependent upon the Company’s future grants of stock-based compensation, the Company’s future stock price on the date awards vest in relation to the fair value of awards on grant date and the exercise behavior of the Company’s option holders. Since these favorable tax benefits are largely unrelated to our current year’s income before taxes and is unrepresentative of our normal effective tax rate, we excluded its impact on net income and EPS for the three months ended October 31, 2016 for the purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current performance and a comparison to past performance.

The reconciliations of net income to non-GAAP net income were calculated as follows:

	Three Months Ended
	October 31,
(Amounts in Thousands)	2016	2015

Net income, as reported	$18,800	$14,254
Intangible amortization (1)	3,909	3,094
Acquisition related items (2)	1,075	934
CEO retirement costs (1)	1,937	—
Income tax benefit on above adjustments (3)	(2,157)	(1,162)
Excess tax benefits (3)	(2,241)	—
Non-GAAP net income	$21,323	$17,120

(1)	Amounts are recorded in general and administrative expenses.
(2)

For the three months ended October 31, 2016, acquisition related items of $170 were recorded in cost of sales and $905 were recorded in general administrative expenses. For the three months ended October 31, 2015, acquisition related items of $260 were recorded in cost of sales and $674 were recorded in general administrative expenses.

(3)	Amounts are recorded in income taxes.

The reconciliations of diluted EPS to non-GAAP diluted EPS were calculated as follows:

	Three Months Ended
	October 31,
	2016		2015

Diluted EPS, as reported	$0.45		$0.34
Intangible amortization, net of tax	0.07		0.05
Acquistion related items, net of tax	0.02		0.02
CEO retirement costs, net of tax	0.03		—
Excess tax benefit	(0.05)		—
Non-GAAP diluted EPS	$0.51	(1)	$0.41

(1)	The summation of each diluted EPS amount does not equal the non-GAAP diluted EPS due to rounding.

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

The reconciliations of net income to EBITDAS and Adjusted EBITDAS were calculated as follows:

	Three Months Ended
	October 31,
(Amounts in Thousands)	2016	2015

Net income, as reported	$18,800	$14,254

Interest expense, net	1,093	745
Income taxes	7,170	8,777
Depreciation	3,454	2,822
Amortization	3,909	3,094
Loss on disposal of fixed assets	224	100
Stock-based compensation expense	2,922	1,720

EBITDAS	37,572	31,512

Acquisition related items	1,075	934
CEO retirement costs	1,937	—

Adjusted EBITDAS	$40,584	$32,446

We define net debt as long-term debt less cash and cash equivalents. Each of the components of net debt appears in the Condensed Consolidated Balance Sheets. We believe that the presentation of net debt provides useful information to investors because we review net debt as part of our management of our overall liquidity, financial flexibility, capital structure and leverage.

The reconciliations of debt with net debt were calculated as follows:

	October 31,	July 31,
(Amounts in Thousands)	2016	2016

Long-term debt	$161,000	$116,000
Less cash and cash equivalents	(26,135)	(28,367)
Net debt	$134,865	87,633

The increase in net debt was the result of an increase in the average outstanding borrowings due to the funding of the Accutron Acquisition in August 2016 and the Vantage Acquisition in September 2016, partially offset by repayments.

We define organic sales as net sales, calculated according to United States GAAP, less (i) the impact of foreign currency translation and (ii) net sales related to acquired businesses during the first twelve months of ownership and divestures during the periods being compared. We believe that reporting organic sales provides useful information to investors by helping identify underlying growth trends in our business and facilitating easier comparisons of our revenue performance with prior periods. We exclude the effect of foreign currency translation from organic sales because foreign currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends. We exclude the effect of acquisitions because the nature, size, and number of acquisitions can vary dramatically from period to period and can obscure underlying business trends and make comparisons of financial performance difficult. The reconciliation of net sales to organic sales can be found in “Results of Operations” elsewhere in this MD&A.

Liquidity and Capital Resources

Working Capital

At October 31, 2016, our working capital was $132,964,000, compared with $126,407,000 at July 31, 2016. The increase was primarily due to the impact of the Accutron Acquisition, as further explained in Note 3 to the Condensed Consolidated Financial Statements.

Cash Flows from Operating, Investing and Financing Activities

The significant components of our cash flows were calculated as follows:

	Three Months Ended
	October 31,
(Amounts in Thousands)	2016	2015

Net cash provided by operating activities	$24,908	$15,115
Net cash used in investing activities	$(65,635)	$(82,989)
Net cash provided by financing activities	$38,784	$67,351

Cash Flows from Operating Activities

Net cash provided by operating activities increased by $9,793,000, or 64.8%, for the three months ended October 31, 2016, compared with the three months ended October 31, 2015, primarily due to the increase in net income (after adjusting primarily for depreciation, amortization, stock-based compensation expense, fair value adjustments of acquisition related liabilities and deferred income taxes).

Cash Flows from Investing Activities

Net cash used in investing activities decreased by $17,354,000, or 20.9% for the three months ended October 31, 2016, compared with the three months ended October 31, 2015, primarily due to less acquisition related cash consideration in the current period compared to the prior period.

Cash Flows from Financing Activities

Net cash provided by financing activities decreased by $28,567,000, or 42.4% for the three months ended October 31, 2016, compared with the three months ended October 31, 2015, primarily due to less borrowings under our credit facility to fund acquisitions in the current period, compared to borrowing to fund the acquisitions in the prior period.

Cash Dividends

On October 14, 2016, our Board of Directors approved a 17% increase in the semiannual cash dividend to $0.07 per share of outstanding common stock, which will be paid on January 31, 2017 to shareholders of record at the close of business on January 17, 2017. Future declaration of dividends and the establishment of future record and payment dates are subject to the final determination of the Company’s Board of Directors.

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

Borrowings under the 2014 Credit Agreement bear interest at rates ranging from 0.25% to 1.25% above the lender’s base rate, or at rates ranging from 1.25% to 2.25% above the London Interbank Offered Rate (“LIBOR”), depending upon the Company’s “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2014 Credit Agreement (“Consolidated EBITDA”). At November 30, 2016, the lender’s base rate was 3.50% and the LIBOR rates ranged from 0.53% to 1.33%. The margins applicable to our outstanding borrowings were 0.25% above the lender’s base rate or 1.25% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at November 30, 2016. The 2014 Credit Agreement also provides for fees on the unused portion of our facility at rates ranging from 0.20% to 0.40%, depending upon our Consolidated Leverage Ratio; such rate was 0.20% at November 30, 2016.

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

On October 31, 2016, we had $161,000,000 of outstanding borrowings under the 2014 Credit Agreement, none of which is required to be repaid until March 2019.

Financing Needs

Our operating segments generate significant cash from operations. At October 31, 2016 we had a cash balance of $26,135,000, of which $9,550,000 was held by foreign subsidiaries. Our foreign cash is needed by our foreign subsidiaries for working capital purposes as well as for current international growth initiatives. Accordingly, our foreign unremitted earnings are considered permanently reinvested and unavailable for repatriation.

We believe that our current cash position, anticipated cash flows from operations and the funds available under our 2014 Credit Agreement will be sufficient to satisfy our worldwide cash operating requirements for the foreseeable future based upon our existing operations, particularly given that we historically have not needed to borrow for working capital purposes. At December 8, 2016, $89,000,000 was available under our 2014 Credit Agreement.

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

Information related to our critical accounting policies, estimates, and assumptions is included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2016. Our critical accounting policies, estimates, and assumptions have not changed materially from July 31, 2016, except for stock-based compensation and related income taxes due to the adoption of Accounting Standards Update (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting,” (“ASU 2016-09”) and, for the first time, the issuance of performance-based stock-awards, as more fully explained below and in Notes 2 and 4 to the Condensed Consolidated Financial Statements.

Stock-Based Compensation

Stock compensation expense is recognized for any option or stock award grant based upon the award’s fair value. Our stock options and time-based stock awards are subject to graded vesting in which portions of the awards vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for such awards subject to graded vesting using the straight-line basis over the vesting period. In October 2016, we granted for the first time to certain employess equity awards with performance conditions and equity awards with market conditions. The actual number of equity awards earned and eligible to vest will be determined based on the level of achievement against budgeted revenue and a defined gross profit percentage, with respect to the awards with performance conditions, and the Company’s 3-year relative total stockholder return performance as measured against the S&P Healthcare Equipment Index, with respect to the awards with market conditions. The maximum share attainment of these awards are 200% of the initial granted shares. We recognize compensation expense for the awards with performance conditions using the accelerated attribution method over the requisite service period for each separately vesting portion of the award when it is probable that the performance condition will be achieved. We record expense for the awards that are subject to market conditions ratably over the vesting period regardless of whether the market condition is satisfied. As a result of the adoption of ASU 2016-09 on August 1, 2016, we have elected to account for forfeitures as they occur, rather than estimate expected forfeitures over the course of a vesting period.

We determine the fair value of each time-based stock award and stock award with a performance condition by using the closing market price of our common stock on the date of grant. We determine the fair value of each stock award with market conditions using the Monte Carlo simulation model on the date of grant. We estimate the fair value of each option grant on the date of grant using the Black-Scholes option valuation model. The determination of fair value using valuation models is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables may include, but are not limited to, the expected stock price volatility over the term of the expected equity award life, the expected dividend yield, the expected equity award life, the probability of meeting performance objectives and the stock price of our peers in the S&P Healthcare Equipment Index. The stock-based compensation expense recorded in our Condensed Consolidated Financial Statements may not be representative of the effect of stock-based compensation expense in future periods due to the level of awards issued in past years (which level may not be similar in the future), modifications to existing awards, accelerated vesting related to certain employment terminations, the level of forfeitures, the ability to meet performance objectives and assumptions used in determining fair value.

In addition, as a result of the adoption of ASU 2016-09, we no longer record excess tax benefits relating to stock-based compensation as an increase to additional paid-in capital, but effective August 1, 2016, we record such excess tax benefits as a reduction of income tax expense, which amounted to $2,241,000, or $0.05 in earnings per share, for the three months ended October 31, 2016 favorably impacting our effective tax rate and net income, as further described elsewhere in this MD&A and in Notes 4 and 12 of the Condensed Consolidated Financial Statements. The magnitude of such impacts, which may be favorable or unfavorable in the future, are dependent upon the Company’s future grants of stock-based compensation, the Company’s future stock price on the date awards vest compared to the fair value of awards on grant date and the exercise behavior of the Company’s option holders.

Forward Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, or forecasts about our businesses, the industries in which we operate, and the current beliefs and assumptions of management; they do not relate strictly to historical or current facts. Without limiting the foregoing, words or phrases such as “expect,” “anticipate,” “goal,” “will continue,” “project,” “intend,” “plan,” “believe,” “seek,”  “may,” “could,” and variations of such words and similar expressions generally identify forward-looking statements.   In addition, any statements that refer to predictions or projections of our future financial performance, anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions about future events, activities or developments and are subject to numerous risks, uncertainties, and assumptions that are difficult to predict.  We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made.  Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under Item 1A of the 2016 Form 10-K, entitled Risk Factors. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in information reported in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2016 Form 10-K.

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

On August 1, 2016, we acquired Accutron, as more fully described in Note 3 to the Condensed Consolidated Financial Statements. During the initial transition period following the acquisition, we enhanced our internal control process to ensure that all financial information related to this acquisition was properly reflected in our Condensed Consolidated Financial Statements. We expect all aspects of the Accutron business will be fully integrated into our existing overall internal control structure by the end of fiscal 2017.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

None.

ITEM 1A.RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our 2016 Form 10‑K. The risk factors disclosed in Part I, Item 1A to our 2016 Form 10-K, in addition to the other information set forth in this report, could materially affect our business, financial condition, or results of operations.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table represents information with respect to purchases of common stock made by the Company during the current quarter:

			Total number of shares	Maximum number of
Month		Average	purchased as part of	shares that may yet
of	Total number of	price paid	publicly announced	be purchased under
Purchase	shares purchased	per share	plans or programs	the program

August	397	$69.96	—	—
September	491	77.45	—	—
October	79,436	77.43	—	—
Total	80,324	$77.39	—	—

The Company does not currently have a repurchase program. All of the shares purchased during the current quarter represent shares surrendered to the Company to pay employee withholding taxes due upon the vesting of restricted stock.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

None.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

10(a) 31.1	- -	Succession Plan Agreement dated as of March 17, 2016 between Registrant and Andrew A. Krakauer. Certification of Principal Executive Officer.

31.2	-	Certification of Principal Financial Officer.

32	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	-

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

Date: December 8, 2016

	By:	/s/ Jorgen B. Hansen
Jorgen B. Hansen,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Peter G. Clifford
Peter G. Clifford,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Steven C. Anaya
Steven C. Anaya,
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)