Form 10-Q
period 2017-01-31
CANTEL MEDICAL CORP
filed 2017-03-09
CIK 19446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

Form 10-Q

☒Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2017.

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

Number of shares of common stock outstanding as of February 28, 2017: 41,724,077.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands, Except Share Data)

(Unaudited)

	January 31,	July 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$24,351	$28,367
Accounts receivable, net of allowance for doubtful accounts of $1,436 at January 31 and $1,850 at July 31	100,112	93,332
Inventories, net	96,150	91,486
Prepaid expenses and other current assets	13,059	9,557
Total current assets	233,672	222,742
Property and equipment, net	83,042	74,604
Intangible assets, net	128,667	111,719
Goodwill	302,637	280,318
Other assets	5,212	5,149
	$753,230	$694,532
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$30,018	$26,263
Compensation payable	19,568	25,555
Accrued expenses	20,141	20,283
Deferred revenue	22,077	20,173
Income taxes payable	338	4,061
Total current liabilities	92,142	96,335

Long-term debt	149,000	116,000
Deferred income taxes	24,201	23,579
Other long-term liabilities	4,727	4,248

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $.10 per share; authorized 75,000,000 shares; issued January 31 - 46,178,384 shares, outstanding January 31 - 41,721,636 shares; issued July 31 - 46,084,047 shares, outstanding July 31 - 41,708,214 shares	4,618	4,608
Additional paid-in capital	170,601	165,573
Retained earnings	376,002	342,053
Accumulated other comprehensive (loss)	(15,728)	(11,795)
Treasury Stock, at cost; January 31 - 4,456,748 shares at cost; July 31 - 4,375,833 shares at cost	(52,333)	(46,069)
Total stockholders’ equity	483,160	454,370
	$753,230	$694,532

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2017	2016	2017	2016
Net sales
Product sales	$163,904	$138,702	$330,805	$272,508
Product service	20,913	19,569	41,737	39,542
Total net sales	184,817	158,271	372,542	312,050

Cost of sales
Product sales	81,755	72,979	165,371	142,120
Product service	14,585	12,955	29,187	26,395
Total cost of sales	96,340	85,934	194,558	168,515

Gross profit	88,477	72,337	177,984	143,535

Expenses:
Selling	26,910	22,620	54,803	44,080
General and administrative	28,465	22,252	58,468	44,449
Research and development	4,489	3,069	9,037	6,834
Total operating expenses	59,864	47,941	122,308	95,363

Income from operations	28,613	24,396	55,676	48,172

Interest expense	1,145	893	2,257	1,659
Interest income	(19)	(22)	(38)	(43)

Income before income taxes	27,487	23,525	53,457	46,556

Income taxes	9,417	8,136	16,587	16,913

Net income	$18,070	$15,389	$36,870	$29,643

Earnings per common share:
Basic	$0.43	$0.37	$0.88	$0.71
Diluted	$0.43	$0.37	$0.88	$0.71
Dividends per common share	$—	$—	$0.07	$0.06

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar Amounts in Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2017	2016	2017	2016

Net income	$18,070	$15,389	$36,870	$29,643

Other comprehensive income (loss):
Foreign currency translation	2,588	(7,199)	(3,933)	(8,026)
Total other comprehensive loss	2,588	(7,199)	(3,933)	(8,026)

Comprehensive income	$20,658	$8,190	$32,937	$21,617

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

(Unaudited)

	Six Months Ended
	January 31,
	2017	2016
Cash flows from operating activities
Net income	$36,870	$29,643
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,148	5,693
Amortization	7,966	6,391
Stock-based compensation expense	5,038	3,595
Amortization of debt issuance costs	201	201
Loss on disposal of fixed assets	402	111
Fair value adjustments to acquisition related liabilities	18	(571)
Deferred income taxes	821	688
Excess tax benefits from stock-based compensation	—	(1,541)
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(2,651)	(3,021)
Inventories	(1,008)	(4,251)
Prepaid expenses and other current assets	(3,628)	(5,034)
Accounts payable and other current liabilities	(2,543)	(1,681)
Income taxes	(3,633)	(1,952)
Net cash provided by operating activities	45,001	28,271

Cash flows from investing activities
Capital expenditures	(14,416)	(7,635)
Proceeds from disposal of fixed assets	26	35
Acquisition of businesses, net of cash acquired	(58,348)	(81,104)
Other, net	61	212
Net cash used in investing activities	(72,677)	(88,492)

Cash flows from financing activities
Borrowings under revolving credit facility	61,000	83,000
Repayments under revolving credit facility	(28,000)	(28,000)
Dividends paid	(2,921)	(2,502)
Excess tax benefits from stock-based compensation	—	1,541
Purchases of treasury stock	(6,264)	(3,432)
Net cash provided by financing activities	23,815	50,607

Effect of exchange rate changes on cash and cash equivalents	(155)	(502)

Decrease in cash and cash equivalents	(4,016)	(10,116)
Cash and cash equivalents at beginning of period	28,367	31,720
Cash and cash equivalents at end of period	$24,351	$21,604

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

In our current fiscal year, we acquired all of the issued and outstanding stock of Accutron, Inc. (“Accutron”) on August 1, 2016 and certain net assets of Vantage Endoscopy Inc. (“Vantage”) on September 26, 2016 and entered into a definitive agreement to purchase certain net assets of CR Kennedy & Company Pty Ltd. (“CR Kennedy”), which is anticipated to close on or around April 1, 2017, as more fully described in Note 3 to the Condensed Consolidated Financials Statements.

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

Subsequent Events

We performed a review of events subsequent to January 31, 2017. Based upon that review, no subsequent events occurred that required updating to our Condensed Consolidated Financial Statements or disclosures.

Note 2.        Recent Accounting Pronouncements

In January 2017, the Financial Account Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, “Intangibles – Goodwill and Other” (“ASU 2017-04”) to simplify the test for goodwill impairment. The revised guidance eliminates the existing Step 2 of the goodwill impairment test which required an entity to compute the implied fair value of its goodwill at the testing date in order to measure the amount of the impairment charge when the fair value of the reporting unit failed Step 1 of the goodwill impairment test. Under the revised guidance, an entity would recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to the reporting unit. The guidance will be applied on a prospective basis on or after the effective date. ASU 2017-04 is effective for fiscal years beginning after December 31, 2018 (our fiscal year 2020) and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of ASU 2017-04 is not expected to have a significant impact on our financial position and result of operations.

In January 2017, the FASB issued ASU No. 2017-01,  “Business Combinations (Topic 805)”  (“ASU 2017-01”) to clarify the definition of a business. The revised guidance creates a more robust framework to use in determining whether a set of assets and activities is a business. The guidance will be applied on a prospective basis on or after the effective date. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017 (our fiscal year 2019), including interim periods within that reporting period. We are currently in the process of evaluating the impact of ASU 2017-01 on our financial position and result of operations.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows” (“ASU 2016-15”). This new guidance will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017 (our fiscal year 2019). ASU 2016-15 will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable. We are currently in the process of evaluating the impact of ASU 2016-15 on our financial position and result of operations.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements. The new guidance also requires that all tax-related cash flows resulting from share-based payments to be reported as operating activities in the Condensed Consolidated Statements of Cash Flows. We early adopted ASU 2016-09 on August 1, 2016 on a prospective basis. As a result, we no longer record excess tax benefits as an increase to additional paid-in capital, but effective August 1, 2016, we record such excess tax benefits as a reduction of income tax expense, which amounted to $45,000 and $2,286,000, respectively, for the three and six months ended January 31, 2017, as further described in Notes 4 and 12 of the Condensed Consolidated Financial Statements. In addition, we elected to record excess tax benefits as an operating cash flow prospectively and not adjust the prior year period. As such, the current period excess tax benefits were reflected as an operating cash flow rather than a financing cash flow on our Condensed Consolidated Statement of Cash Flows for the six months ended January 31, 2017. Furthermore, we have elected to account for forfeitures as they occur, rather than estimate expected forfeitures over the course of a vesting period since forfeitures have been insignificant historically.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which will supersede the revenue recognition requirements in Accounting Standards Codification 605, “Revenue Recognition.” ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606),” which defers the effective date of ASU 2014-09 by one year to fiscal years beginning after December 15, 2017 (our fiscal year 2019), including interim periods within that reporting period. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2016-12”), which provided narrow scope improvements and practical expedients relating to ASU 2014-09. We intend to adopt ASU 2014-09 and ASU 2016-12, as required, on August 1, 2018 and are currently in the process of completing the initial assessment of the impact that this new revenue recognition standard will have on our consolidated financial statements.

Note 3.Acquisitions

Fiscal 2017

CR Kennedy & Company Pty Ltd.

On November 23, 2016, we entered into an acquisition agreement to purchase certain endoscopy-related net assets of CR Kennedy related to its distribution and sale of our Medivators endoscopy products in Australia (the “CR Kennedy Business” or the “CR Kennedy Acquisition”). The CR Kennedy Business is a full sales and service organization and our exclusive distributor of Medivators-branded automated endoscope reprocessors, chemistries, procedure room products and other consumables in Australia and had pre-acquisition annual revenues (unaudited) of approximately $14,000,000. The total consideration for the transaction is approximately $10,000,000, excluding acquisition costs. This acquisition, which is anticipated to close on or around April 1, 2017 subject to satisfaction of certain closing conditions, will be included in our Endoscopy segment and is not expected to have a significant effect on our consolidated results of operations.

The principal reasons for the CR Kennedy Acquisition is (i) to sell our Endoscopy products and services on a direct basis in Australia, (ii) the establishment of a platform in Australia where we can sell additional Cantel products on a direct basis and (iii) the expectation that the acquisition will be accretive to our earnings per share (“EPS”) in fiscal 2018 and beyond.

Vantage Endoscopy Inc.’s Medivators® Endoscopy Business

On September 26, 2016, we acquired certain net assets of Vantage related to its distribution and sale of our Medivators endoscopy products in Canada (the “Vantage Business” or the “Vantage Acquisition”).  Vantage was our exclusive distributor of Medivators capital equipment (e.g., automated endoscope reprocessors) and related consumables and accessories in Canada and had pre-acquisition adjusted annual revenues (unaudited) of approximately $11,000,000. The total consideration for the transaction, excluding acquisition-related costs, was $4,044,000. The Vantage Business is included in our Endoscopy segment.

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

The Vantage Business is included in our results of operations for the three months ended January 31, 2017 and the portion of the six months ended January 31, 2017 subsequent to its acquisition date and is not included in the three and six months ended January 31, 2016. This acquisition did not have a significant effect on our consolidated results of operations in the three and six months ended January 31, 2017 due to the size of the acquisition in relation to our overall consolidated results of operations.

Accutron, Inc.

On August 1, 2016, we acquired all of the issued and outstanding stock of Accutron, a private company with pre-acquisition annual revenues (unaudited) of approximately $21,500,000 (the “Accutron Business” or the “Accutron Acquisition”).  The Accutron Business designs, manufactures and sells nitrous oxide conscious sedation equipment and single use nasal masks for use in dental procedures.  The total consideration for the transaction, excluding acquisition-related costs, was $53,049,000.  The Accutron Business is included in our Healthcare Disposables segment.

The purchase price was preliminarily allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Preliminary
Net Assets	Allocation
Current assets	$5,879,000
Property, plant and equipment	1,676,000
Amortizable intangible assets (9- year weighted average life):
Customer relationships (8- year life)	12,800,000
Technology (10- year life)	10,000,000
Brand names (10- year life)	2,000,000
Deferred income tax assets	112,000
Current liabilities	(1,407,000)
Net assets acquired	$31,060,000

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $21,989,000 was assigned to goodwill. Such goodwill, all of which is deductible for income tax purposes, is included in our Healthcare Disposables segment.

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

The Accutron Business is included in our results of operations for the three and six months ended January 31, 2017 and is not included in the three and six months ended January 31, 2016. This acquisition did not have a significant effect on our consolidated results of operations in the three and six months ended January 31, 2017 due to the size of the acquisition in relation to our overall consolidated results of operations.

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

The NAMSA Business is included in our results of operations for the three and six months ended January 31, 2017 and is not included in the three and six months ended January 31, 2016. This acquisition did not have a significant effect on our consolidated results of operations in the three and six months ended January 31, 2017 due to the size of the acquisition in relation to our overall consolidated results of operations.

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

The principal reasons for the MI Acquisition were (i) the global expansion of our infection prevention and control product offerings in Endoscopy, (ii) the opportunity to sell our existing endoscopy products to MI’s installed base, (iii) the ability to combine the MI sales force with our existing United Kingdom organization to create what we believe will be a dominant UK sales force in endoscopy product sales and service, (iv) to achieve cost savings through various operating synergies, (v) the ability to leverage our direct sales force to accelerate the growth of MI products in the U.S. and various international markets, and (vi) the expectation that the acquisition will be accretive to our EPS in fiscal 2017 and beyond. Such reasons constitute the significant factors that contributed to a purchase price that resulted in recognition of goodwill. The MI Acquisition is included in our results of operations for the three and six months ended January 31, 2017, the three months ended January 31, 2016 and the portion of the six months ended January 31, 2016 subsequent to its acquisition date.

Note 4. Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2017	2016	2017	2016

Cost of sales	$92,000	$121,000	$202,000	$200,000
Operating expenses:
Selling	310,000	248,000	939,000	438,000
General and administrative	1,685,000	1,478,000	3,838,000	2,903,000
Research and development	29,000	28,000	59,000	54,000
Total operating expenses	2,024,000	1,754,000	4,836,000	3,395,000
Stock-based compensation before income taxes	2,116,000	1,875,000	5,038,000	3,595,000
Income tax benefits	(731,000)	(661,000)	(1,770,000)	(1,274,000)
Excess tax benefits	(45,000)	—	(2,286,000)	—
Total stock-based compensation expense, net of tax	$1,340,000	$1,214,000	$982,000	$2,321,000

The above stock-based compensation expense before income taxes was recorded in the Condensed Consolidated Financial Statements as stock-based compensation expense and an increase to additional paid-in capital, which was determined based upon the award’s fair value at the time the award was granted.

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

Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the income tax benefit on stock-based compensation described above. Prior to the adoption of ASU 2016-09 on August 1, 2016, the differences noted above between actual tax deductions and the previously recorded deferred income tax assets were recorded as additional paid-in capital. For the three and six months ended January 31, 2016, income tax deductions of $128,000 and $3,169,000, respectively, were generated, of which $76,000 and $1,628,000, respectively, were recorded as a reduction in income tax expense over the equity awards’ vesting period and the remaining excess tax benefits of $52,000 and $1,541,000, respectively, were recorded as an increase to additional paid-in capital. As a result of the adoption of ASU 2016-09, we no longer record excess tax benefits as an increase to additional paid-in capital, but record such excess tax benefits prospectively as a reduction of income tax expense. For the three and six months ended January 31, 2017, income tax deductions of $169,000 and $5,545,000, respectively, were generated, of which $124,000 and $3,259,000, respectively, were previously recorded as a reduction in income tax expense over the equity awards’ vesting period and the remaining excess tax benefit of $45,000 and $2,286,000, respectively, were recorded as a reduction in income tax expense. In addition, we elected to record excess tax benefits as an operating cash flow prospectively and not adjust the prior year period. As such, the current period excess tax benefits were reflected as an operating cash flow rather than a financing cash flow in our Condensed Consolidated Statement of Cash Flows for the six months ended January 31, 2017.

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

In October 2016, we granted for the first time to certain employees both equity awards with performance conditions and equity awards with market conditions, each granted with the same overall fair value. The actual number of equity awards earned and eligible to vest will be determined based on the level of achievement against budgeted revenue and a defined gross profit percentage, with respect to the awards with performance conditions, and the Company’s 3-year relative total stockholder return performance as measured against the S&P Healthcare Equipment Index, with respect to the awards with market conditions. The maximum share attainment of these awards are 200% of the initial granted shares. We recognize compensation expense for the awards with performance conditions using the accelerated attribution method over the requisite service period for each separately vesting portion of the award when it is probable that the performance condition will be achieved. We record expense for the awards that are subject to market conditions ratably over the vesting period regardless of whether the market condition is satisfied.

At January 31, 2017, total unrecognized stock-based compensation expense, before income taxes, related to total nonvested stock options and restricted stock awards was $14,080,000 with a remaining weighted average period of 22 months over which such expense is expected to be recognized. Most of our nonvested awards relate to restricted stock awards. As a result of the adoption of ASU 2016-09 on August 1, 2016, we have elected to account for forfeitures as they occur, rather than estimate expected forfeitures over the course of a vesting period.

We determine the fair value of each time-based stock award and performance-based stock award by using the closing market price of our common stock on the date of grant. We determine the fair value of each stock award with market conditions using the Monte Carlo simulation on the date of grant using the following assumptions:

Performance Share Unit	Six Months Ended
Valuation Assumption	January 31, 2017

Volatility of common stock	27.75%
Average volatility of peer companies	32.98%
Average correlation coefficient of peer companies	35.35%
Risk-free interest rate	0.96%

A summary of nonvested stock award activity follows:

	Number of	Number of	Number of	Total	Weighted
	Shares	Shares	Shares	Number of	Average
	Time-Based	Sales-Based	TSR Based	Shares	Fair Value

Nonvested stock awards at July 31, 2016	331,367	—	—	331,367	$46.09
Granted	75,385	12,810	9,800	97,995	82.47
Canceled	(3,658)	—	—	(3,658)	55.74
Vested	(191,181)	—	—	(191,181)	41.84
Nonvested stock awards at January 31, 2017	211,913	12,810	9,800	234,523	$64.60

There were no option grants during the three and six months ended January 31, 2017. The fair value of each option grant in the prior year was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

Weighted-Average
Black-Scholes Option	Six Months Ended
Valuation Assumptions	January 31, 2016

Dividend yield	0.22%
Expected volatility (1)	55.90%
Risk-free interest rate (2)	1.41%
Expected lives (in years) (3)	5.00

(1)	Volatility was based on historical closing prices of our common stock.
(2)	The U.S. Treasury rate based on the expected life at the date of grant.
(3)	Based on historical exercise behavior.

Additionally, all options were considered to be deductible for tax purposes in the valuation model. Such non-qualified options were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant. For the six months ended January 31, 2016, these non-qualified options had a weighted average fair value of $26.49.

There were no option exercises during the three and six months ended January 31, 2017 and 2016.

Note 5.Inventories, Net

A summary of inventories is as follows:

	January 31,	July 31,
	2017	2016

Raw materials and parts	$44,475,000	$45,867,000
Work-in-process	14,172,000	13,178,000
Finished goods	44,549,000	37,831,000
Reserve for excess and obsolete inventory	(7,046,000)	(5,390,000)
Total	$96,150,000	$91,486,000

Note 6.Derivatives

We recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative that is designated as a hedge will be recognized immediately in earnings. As of January 31, 2017, all of our derivatives were designated as hedges. We do not hold any derivative financial instruments for speculative or trading purposes.

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

In order to hedge against the impact of fluctuations in the value of the Euro, British Pound, Canadian dollar and Singapore dollar relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Euros, British Pounds, Canadian dollars and Singapore dollars forward, which contracts are one-month in duration. These short-term contracts are designated as fair value hedge instruments. There were eight foreign currency forward contracts with a notional value of $16,792,000 at January 31, 2017, which covered certain assets and liabilities that were denominated in currencies other than each entity’s functional currency.

Such contracts expired on February 28, 2017. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets that are denominated and ultimately settled in currencies other than each entity’s functional currency. Such forward contracts partially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than each entity’s functional currency resulting in net currency conversion losses, net of tax, of $171,000 and $221,000, respectively, for the three and six months ended January 31, 2017 on items hedged. For the three and six months ended January 31, 2016, our forward contracts partially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than each entity’s functional currency resulting in net currency conversion losses, net of tax, of $214,000 and $306,000, respectively, on the items hedged. Gains and losses related to hedging contracts to buy Euros, British Pounds, Canadian dollars and Singapore dollars forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. We do not currently hedge against the impact of fluctuations in the value of the Chinese Renminbi relative to the United States dollar because this specific foreign currency exposure is currently not deemed significant. Additionally, we do not hedge transactions associated with the funding of international acquisitions due to the short-term nature of the foreign currency exposure.

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

In connection with our June 2014 acquisition of PuriCore International Limited, a UK endoscopy company, (“Cantel Medical (UK)”), we acquired a contingent guaranteed obligation to reimburse an endoscope service company for endoscope repair costs it incurs when servicing its customers’ endoscopes that are damaged by one of Cantel Medical (UK)’s discontinued endoscope reprocessing machine models. Although the terms of the guarantee provide for no limit to the maximum potential future payments, we estimated the fair value of the liability on the date of the acquisition to be approximately $1,414,000. This fair value measurement was based on significant inputs not observed in the market and thus represents a Level 3 measurement. The fair value of the contingent guaranteed obligation was based on the estimated cost to repair endoscopes that may be damaged by one of Cantel Medical (UK)’s discontinued endoscope reprocessing machine models that remain in the marketplace, the historical frequency of claims and the likely timeframe that each machine will continue to be used. As such, the determination of the fair value of this contingent guaranteed obligation is subjective in nature and can be impacted by significant changes in third party service repair rates, the frequency of claims and a change in the expected life of these discontinued machines.  At the date of the acquisition, the cash flow projection relating to this contingent guaranteed obligation was discounted using a rate of 10.1%, which was based on the weighted average cost of capital of the acquired business plus a credit risk premium for non-performance risk. This liability is adjusted periodically by the reimbursement of repair costs, as well as recording changes in the fair value through our Condensed Consolidated Statements of Income driven by the time value of money and changes in the assumptions that were initially used in the valuation. Given the subjective nature of the assumptions used in the determination of fair value, we may potentially have earnings volatility in our future results of operations. However, the largest factor for the decrease in the initial fair value from $1,414,000 at June 30, 2014 to $323,000 at January 31, 2017 was the reimbursement of repair costs.

On November 5, 2013, we recorded a $1,720,000 liability for the estimated fair value of an assumed contingent obligation payable to the Israeli Government relating to the acquisition of a private Israeli company that developed the Jet Prep® Endoscopic Flushing Device, a novel single-use irrigation and aspiration catheter to improve visualization during colonoscopy procedures (“Jet Prep”). This fair value measurement was based on significant inputs not observed in the market and thus represent Level 3 measurements. This liability is adjusted periodically by recording changes in the fair value through our Condensed Consolidated Statements of Income driven by the time value of money and changes in assumptions that were initially used in the valuation. The different likely scenarios of future sales projections used in our fair value determination at January 31, 2017 along with the requirement to repay at least the original seed funding with interest to the Israeli Government resulted in a fair value of $1,138,000 at January 31, 2017.

The fair values of the Company’s financial instruments measured on a recurring basis were categorized as follows:

	January 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$723,000	$—	$—	$723,000
Total assets	$723,000	—	$—	$723,000

Liabilities:
Accrued expenses:
Assumed contingent obligation	$—	$—	$12,000	$12,000
Contingent guaranteed obligation	—	—	281,000	281,000
Total accrued expenses	—	—	293,000	293,000
Other long-term liabilities:
Assumed contingent obligation	—	—	1,126,000	1,126,000
Contingent guaranteed obligation	—	—	42,000	42,000
Total other long-term liabilities:	—	—	1,168,000	1,168,000
Total liabilities	$—	$—	$1,461,000	$1,461,000

	July 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$740,000	$—	$—	$740,000
Total assets	$740,000	—	$—	$740,000

Liabilities:
Accrued expenses:
Assumed contingent obligation	$—	$—	$12,000	$12,000
Contingent guaranteed obligation	—	—	366,000	366,000
Total accrued expenses	—	—	378,000	378,000
Other long-term liabilities:
Assumed contingent obligation	—	—	1,126,000	1,126,000
Contingent guaranteed obligation	—	—	75,000	75,000
Total other long-term liabilities:	—	—	1,201,000	1,201,000
Total liabilities	$—	$—	$1,579,000	$1,579,000

A reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the last six quarters is as follows:

		Jet Prep	Cantel Medical (UK)
	Jet Prep	Assumed	Contingent
	Contingent	Contingent	Guaranteed
	Consideration	Obligation	Obligation	Total
Balance, July 31, 2015	$751,000	$1,138,000	$888,000	$2,777,000
Total net unrealized (gains) losses included in general and administrative expense in earnings	(612,000)	—	20,000	(592,000)
Settlements	—	—	(120,000)	(120,000)
Foreign currency translation	—	—	(15,000)	(15,000)
Balance, October 31, 2015	139,000	1,138,000	773,000	2,050,000
Total net unrealized losses included in general and administrative expense in earnings	4,000	—	17,000	21,000
Settlements	—	—	(100,000)	(100,000)
Foreign currency translation	—	—	(53,000)	(53,000)
Balance, January 31, 2016	143,000	1,138,000	637,000	1,918,000
Total net unrealized losses included in general and administrative expense in earnings	5,000	—	15,000	20,000
Settlements	—	—	(95,000)	(95,000)
Foreign currency translation	—	—	12,000	12,000
Balance, April 30, 2016	148,000	1,138,000	569,000	1,855,000
Total net unrealized (gains) losses included in general and administrative expense in earnings	(148,000)	—	12,000	(136,000)
Settlements	—	—	(196,000)	(196,000)
Foreign currency translation	—	—	56,000	56,000
Balance, July 31, 2016	—	1,138,000	441,000	1,579,000
Total net unrealized losses included in general and administrative expense in earnings	—	—	9,000	9,000
Settlements	—	—	(70,000)	(70,000)
Foreign currency translation	—	—	(31,000)	(31,000)
Balance, October 31, 2016	—	1,138,000	349,000	1,487,000
Total net unrealized losses included in general and administrative expense in earnings	—	—	9,000	9,000
Settlements	—	—	(47,000)	(47,000)
Foreign currency translation	—	—	12,000	12,000
Balance, January 31, 2017	$—	$1,138,000	$323,000	$1,461,000

Assets Measured and Recorded at Fair Value on a Non-Recurring Basis

We re-measure the fair value of certain assets, such as intangible assets, goodwill and long-lived assets, including property, equipment and other assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually, as further described in Note 8 to the Condensed Consolidated Financial Statements. As the inputs utilized for our periodic impairment assessments are not based on observable market data, but are based on management’s assumptions and estimates, our goodwill, intangibles and long-lived assets are classified within Level 3 of the fair value hierarchy on a non-recurring basis. Management concluded on July 31, 2016 that none of our long-lived assets, including goodwill and intangibles with indefinite-lives, were impaired and no other events or changes in circumstances have occurred during the six months ended January 31, 2017 that would indicate that the carrying amount of our long-lived assets may not be recoverable.

Disclosure of Fair Value of Financial Instruments

As of January 31, 2017 and July 31, 2016, the carrying amounts for cash and cash equivalents (excluding money markets), accounts receivable and accounts payable approximated fair value due to the short maturity of these instruments. We believe that as of January 31, 2017 and July 31, 2016, the fair value of our outstanding borrowings under our credit facility approximated the carrying value of those obligations since the borrowing rates were at prevailing market interest rates.

Note 8.Intangible Assets and Goodwill

Our intangible assets with definite lives consist primarily of customer relationships, technology, brand names, non-compete agreements and patents. These intangible assets are being amortized on the straight-line method over the estimated useful lives of the assets ranging from 3-20 years and have a weighted average amortization period of 12 years. Amortization expense related to intangible assets was $4,057,000 and $7,966,000 for the three and six months ended January 31, 2017, respectively, and $3,297,000 and $6,391,000 for the three and six months ended January 31, 2016, respectively. Our intangible assets that have indefinite useful lives, and therefore are not amortized, consist of trademarks and trade names.

The Company’s intangible assets consist of the following:

	January 31, 2017
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$113,700,000	$(29,434,000)	$84,266,000
Technology	42,261,000	(14,166,000)	28,095,000
Brand names	8,119,000	(2,819,000)	5,300,000
Non-compete agreements	3,092,000	(1,311,000)	1,781,000
Patents and other registrations	2,694,000	(983,000)	1,711,000
	169,866,000	(48,713,000)	121,153,000
Trademarks and tradenames	7,514,000	—	7,514,000
Total intangible assets	$177,380,000	$(48,713,000)	$128,667,000

	July 31, 2016
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$100,649,000	$(24,689,000)	$75,960,000
Technology	32,767,000	(11,813,000)	20,954,000
Brand names	6,194,000	(2,394,000)	3,800,000
Non-compete agreements	3,092,000	(1,193,000)	1,899,000
Patents and other registrations	2,508,000	(913,000)	1,595,000
	145,210,000	(41,002,000)	104,208,000
Trademarks and tradenames	7,511,000	—	7,511,000
Total intangible assets	$152,721,000	$(41,002,000)	$111,719,000

Estimated annual amortization expense of our intangible assets for the remainder for fiscal 2017 and the next five years is as follows:

Six month period ending July 31, 2017	$7,912,000
2018	15,590,000
2019	15,266,000
2020	13,514,000
2021	13,188,000
2022	12,450,000

Goodwill changed during fiscal 2016 and the six months ended January 31, 2017 as follows:

		Water
		Purification	Healthcare		Total
	Endoscopy	and Filtration	Disposables	Dialysis	Goodwill

Balance, July 31, 2015	$87,007,000	$58,872,000	$87,939,000	$8,133,000	$241,951,000
Acquisitions	40,047,000	—	4,351,000	—	44,398,000
Foreign currency translation	(6,039,000)	8,000	—	—	(6,031,000)
Balance, July 31, 2016	121,015,000	58,880,000	92,290,000	8,133,000	280,318,000
Acquisitions	2,173,000	—	21,989,000	—	24,162,000
Foreign currency translation	(1,875,000)	32,000	—	—	(1,843,000)
Balance, January 31, 2017	$121,313,000	$58,912,000	$114,279,000	$8,133,000	$302,637,000

On July 31, 2016, we performed impairment studies of the Company’s goodwill and indefinite lived trademarks and trade names and concluded that such assets were not impaired. While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results and cash flows (which management believes to be reasonable), discount rates based on the Company’s weighted average cost of capital and appropriate benchmark peer companies. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future sales forecasts. Subsequent changes in these assumptions and estimates could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. At July 31, 2016, the fair value of all of our reporting units exceeded book value by substantial amounts. However, we believe the most significant assumptions impacting the impairment assessment of Dialysis relate to the assumed rate in which annual sales will decline as well as the expected future operating efficiencies included in our projections of future operating results and cash flows of this segment. If future operating results and cash flows are substantially less than our projections, future impairment charges may be recorded. On January 31, 2017, management concluded that no events or changes in circumstances have occurred during the six months ended January 31, 2017 that would indicate that the carrying amount of our intangible assets and goodwill may not be recoverable.

Note 9.Warranties

A summary of activity in the warranty reserves follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2017	2016	2017	2016

Beginning balance	$2,831,000	$1,847,000	$2,575,000	$1,740,000
Acquisitions	—	—	121,000	28,000
Provisions	1,169,000	854,000	3,085,000	1,759,000
Settlements	(1,353,000)	(655,000)	(3,099,000)	(1,478,000)
Foreign currency translation	20,000	(79,000)	(15,000)	(82,000)
Ending balance	$2,667,000	$1,967,000	$2,667,000	$1,967,000

The warranty provisions for the three and six months ended January 31, 2017 and 2016 relate principally to the Company’s endoscope reprocessing and water purification equipment. Warranty reserves are included in accrued expenses in the Condensed Consolidated Balance Sheets.

Note 10.Financing Arrangements

On March 4, 2014, we entered into a $250,000,000 Third Amended and Restated Credit Agreement (the “2014 Credit Agreement”). The 2014 Credit Agreement includes a five-year $250,000,000 senior secured revolving facility with sublimits of up to $100,000,000 for borrowings in foreign currencies, $30,000,000 for letters of credit and $10,000,000 for swing line loans (the “2014 Revolving Credit Facility”). Subject to the satisfaction of certain conditions precedent including the consent of the lenders, the Company may from time to time increase the 2014 Revolving Credit

Facility by an aggregate amount not to exceed $100,000,000. The senior lenders include Bank of America N.A. (the lead bank and administrative agent), PNC Bank, National Association and Wells Fargo Bank, National Association. The 2014 Credit Agreement expires on March 4, 2019. Additionally, subject to certain restrictions and conditions (i) any of our domestic or foreign subsidiaries may become borrowers and (ii) borrowings may occur in multi-currencies. Furthermore, we incurred debt issuance costs of $1,318,000 relating to the 2014 Credit Agreement which was recorded in other assets along with the remaining unamortized debt issuance costs of $512,000 relating to our former revolving credit facility. The total of these two amounts is being amortized over the life of the 2014 Credit Agreement. At January 31, 2017, unamortized debt issuance costs recorded in other assets amounted to $763,000.

Borrowings under the 2014 Credit Agreement bear interest at rates ranging from 0.25% to 1.25% above the lender’s base rate, or at rates ranging from 1.25% to 2.25% above the London Interbank Offered Rate (“LIBOR”), depending upon the Company’s “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2014 Credit Agreement (“Consolidated EBITDA”). At January 31, 2017, the lender’s base rate was 3.75% and the LIBOR rates ranged from 0.77% to 1.33%. The margins applicable to our outstanding borrowings were 0.50% above the lender’s base rate or 1.50% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at January 31, 2017. The 2014 Credit Agreement also provides for fees on the unused portion of our facility at rates ranging from 0.20% to 0.40%, depending upon our Consolidated Leverage Ratio; such rate was 0.25% at January 31, 2017.

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

On January 31, 2017, we had $149,000,000 of outstanding borrowings under the 2014 Credit Agreement. Subsequent to January 31, 2017, we repaid $4,000,000 resulting in total outstanding borrowings of $145,000,000 at March 9, 2017, none of which is required to be repaid until March 2019.

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

The following table sets forth the computation of basic and diluted EPS available to shareholders of common stock (excluding participating securities):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2017	2016	2017	2016
Numerator for basic and diluted earnings per share:
Net income	$18,070,000	$15,389,000	$36,870,000	$29,643,000
Less income allocated to participating securities	(103,000)	(126,000)	(237,000)	(244,000)
Net income available to common shareholders	$17,967,000	$15,263,000	$36,633,000	$29,399,000

Denominator for basic and diluted earnings per share, as adjusted for participating securities:
Denominator for basic earnings per share - weighted average number of shares outstanding attributable to common stock	41,485,557	41,360,279	41,444,304	41,321,762

Dilutive effect of stock options using the treasury stock method and the average market price for the year	74,582	44,096	73,279	42,727

Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	41,560,139	41,404,375	41,517,583	41,364,489

Earnings per share attributable to common stock:
Basic earnings per share	$0.43	$0.37	$0.88	$0.71

Diluted earnings per share	$0.43	$0.37	$0.88	$0.71

Stock options excluded from weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	—	15,000	—	—

A reconciliation of weighted average number of shares and common stock equivalents attributable to common stock, as determined above, to the Company’s total weighted average number of shares and common stock equivalents, including participating securities, is set forth in the following table:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2017	2016	2017	2016
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	41,560,139	41,404,375	41,517,583	41,364,489

Participating securities	233,128	343,346	271,408	344,004

Total weighted average number of shares and common stock equivalents attributable to both common stock and participating securities	41,793,267	41,747,721	41,788,991	41,708,493

Note 12.Income Taxes

A reconciliation of the consolidated effective income tax rate for the six months ended January 31, 2016 to the six months ended January 31, 2017 is as follows:

Consolidated
Effective
Income Tax Rate
January 31, 2016	36.3%
Differential attributable to:
Excess tax benefits	(4.3)%
Other	(1.0)%
January 31, 2017	31.0%

The consolidated effective tax rate for the six months ended January 31, 2017 was favorably affected primarily by the recording of excess tax benefits relating to stock awards that vested in October 2016. As a result of the adoption of ASU 2016-09 on August 1, 2016, we no longer record excess tax benefits as an increase to additional paid-in capital, but record such excess tax benefits on a prospective basis as a reduction of income tax expense, which amounted to $45,000 and $2,286,000 for the three and six months ended January 31, 2017, respectively, as further described in Notes 2 and 4 of the Condensed Consolidated Financial Statements. Since most of our stock awards vest in October annually, we do not anticipate the recording of additional significant excess tax benefits for the remainder of fiscal 2017.

We record liabilities for an unrecognized tax benefit when a tax benefit for an uncertain tax position is taken or expected to be taken on a tax return, but is not recognized in our Condensed Consolidated Financial Statements because it does not meet the more-likely-than-not recognition threshold that the uncertain tax position would be sustained upon examination by the applicable taxing authority. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the tax authorities. Any adjustments upon resolution of income tax uncertainties are recognized in our results of operations. Our policy is to record potential interest and penalties related to income tax positions in interest expense and general and administrative expense, respectively, in our Condensed Consolidated Financial Statements. However, such amounts have historically been insignificant due to the minimal amount of our unrecognized tax benefits relating to uncertain tax positions. For the three and six months ended January 31, 2017 and fiscal 2016, we have not had any uncertain tax positions in which a liability would be recorded.

The Company concluded an audit by the Internal Revenue Service (“IRS”) for fiscal years 2013 and 2012 and is currently undergoing an audit by the IRS for fiscal year 2015. With respect to state or foreign income tax examinations, we are generally no longer subject to examinations for fiscal years ended prior to July 31, 2008.

Note 13.Commitments and Contingencies

Long-Term Contractual Obligations

As of January 31, 2017, aggregate annual required payments over the remaining fiscal year, the next four years and thereafter under our contractual obligations that have long-term components are as follows:

	Six Months	Year Ending July 31,
	Ending July 31,	(Amounts in thousands)
	2017	2018	2019	2020	2021	Thereafter	Total
Maturity of the credit facility	$—	$—	$149,000	$—	$—	$—	$149,000
Expected interest payments under the credit facility (1)	1,840	3,680	2,147	—	—	—	7,667
Minimum commitments under noncancelable operating leases	3,281	5,466	4,381	3,113	2,252	3,575	22,068
Compensation agreements	5,475	4,465	886	498	378	583	12,285
Assumed contingent liability (2)	19	93	188	246	280	439	1,265
Contingent guaranteed obligation (3)	83	127	117	—	—	—	327
Other long-term obligations	98	211	100	12	3	—	424
Total contractual obligations	$10,796	$14,042	$156,819	$3,869	$2,913	$4,597	$193,036

(1)	The expected interest payments under our credit facility reflect an interest rate of 2.47%, which was our weighted average interest rate on outstanding borrowings at January 31, 2017.

(2)

These future potential payments of an assumed contingent liability relate to the Jet Prep Acquisition, as further described in Note 7 to the Condensed Consolidated Financial Statements, and are reflected in the January 31, 2017 Condensed Consolidated Balance Sheet at its net present value of $1,138,000 using a discount rate of 2.5%.

(3)

These future potential payments of a contingent guaranteed obligation relate to Cantel Medical (UK), as further described in Note 7 to the Condensed Consolidated Financial Statements, and are reflected in the January 31, 2017 Condensed Consolidated Balance Sheet at its net present value of $323,000 using a discount rate of 10.1%.

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

Other Long-Term Obligations

In relation to the acquisition of our business in Italy on November 3, 2014, we assumed an $843,000 liability to the Bank of Italy as part of funding provided by an Italian government agency, of which $187,000 and $656,000 were recorded in accrued expenses and other long-term liabilities, respectively. Such amount was a portion of the financial support obtained from the Italian government’s Ministry of Education, Universities and Research to fund research and development activity relating to the business’s automated endoscope reprocessors. The liability is payable in semi-annual installments, bears interest at 0.25% per annum and has a maturity date of January 1, 2019. At January 31, 2017, $321,000 is outstanding, of which $160,000 is recorded in accrued expense and $161,000 is recorded in other long-term liabilities. Additionally, other long-term obligations include deferred compensation arrangements for certain former Medivators directors and officers and is recorded in other long-term liabilities.

Note 14.Accumulated Other Comprehensive (Loss) Income

The components and changes in accumulated other comprehensive (loss) income were as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2017	2016	2017	2016

Beginning balance	$(18,316,000)	$397,000	$(11,795,000)	$1,224,000
Other comprehensive income (loss) for foreign currency translation	2,588,000	(7,199,000)	(3,933,000)	(8,026,000)
Ending balance	$(15,728,000)	$(6,802,000)	$(15,728,000)	$(6,802,000)

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

None of our customers accounted for 10% or more of our consolidated net sales for the six months ended January 31, 2017 and 2016.

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

Two customers collectively accounted for approximately 50.1% of our Water Purification and Filtration segment net sales for the six months ended January 31, 2017.

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

Four customers collectively accounted for approximately 48.2% of our Healthcare Disposables segment net sales for the six months ended January 31, 2017.

Dialysis, which includes medical device reprocessing systems, sterilants/disinfectants, dialysate concentrates and other supplies for renal dialysis. Additionally, this segment includes technical maintenance service on its products.

Two customers accounted for approximately 40.0% of our Dialysis segment net sales for the six months ended January 31, 2017.

The operating segments follow the same accounting policies used for our Condensed Consolidated Financial Statements as described in Note 2 to the 2016 Form 10-K.

Information as to operating segments is summarized below:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2017	2016	2017	2016

Net sales:
Endoscopy	$94,367,000	$81,458,000	$188,195,000	$153,100,000
Water Purification and Filtration	47,420,000	43,252,000	97,293,000	87,964,000
Healthcare Disposables	35,280,000	26,026,000	72,079,000	53,378,000
Dialysis	7,750,000	7,535,000	14,975,000	17,608,000
Total	$184,817,000	$158,271,000	$372,542,000	$312,050,000

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2017	2016	2017	2016

Operating income:
Endoscopy	$18,778,000	$14,664,000	$36,339,000	$27,123,000
Water Purification and Filtration	8,405,000	7,589,000	17,325,000	15,402,000
Healthcare Disposables	7,069,000	5,673,000	14,465,000	12,033,000
Dialysis	2,147,000	1,734,000	3,960,000	4,421,000
	36,399,000	29,660,000	72,089,000	58,979,000
General corporate expenses	(7,786,000)	(5,264,000)	(16,413,000)	(10,807,000)
Income from operations	28,613,000	24,396,000	55,676,000	48,172,000
Interest expense, net	(1,126,000)	(871,000)	(2,219,000)	(1,616,000)

Income before income taxes	$27,487,000	$23,525,000	$53,457,000	$46,556,000

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

Results of Operations provides a discussion of the consolidated results of operations for the three and six months ended January 31, 2017 compared with the three and six months ended January 31, 2016.

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

See our Annual Report on Form 10-K for the fiscal year ended July 31, 2016 (the “2016 Form 10-K”) and Note 15 to our Condensed Consolidated Financial Statements for additional information regarding our reporting segments.

Significant Activity

(i)Some of our key financial results for the three and six months ended January 31, 2017 compared with the three and six months ended January 31, 2016 were as follows:

•

Net sales increased by 16.8% to $184,817,000 from $158,271,000 for the three months ended January 31, 2017 and 19.4% to $372,542,000 from $312,050,000 for the six months ended January 31, 2017; organic sales (i.e. excluding acquisitions and foreign currency translation) increased by 12.1% and 13.9% for the three and six months ended January 31, 2017, respectively.

•	Gross profit as a percentage of net sales increased to 47.9% from 45.7% for the three months ended January 31, 2017 and 47.8% from 46.0% for the six months ended January 31, 2017.

•

Net income under United States generally accepted accounting principles (GAAP) increased by 17.4% to $18,070,000 from $15,389,000 for the three months ended January 31, 2017 and 24.4% to $36,870,000 from $29,643,000 for the six months ended January 31, 2017.

•

After adjusting net income for amortization expense and atypical items, non-GAAP net income increased by 23.8% to $21,551,000 from $17,413,000 for the three months ended January 31, 2017 and 24.2% to $42,874,000 from $34,533,000 for the six months ended January 31, 2017, as further described and reconciled to net income in “Non-GAAP Financial Measures” in this MD&A.

•

Adjusted earnings before interest, taxes, depreciation, amortization and stock-based compensation expense (“Adjusted EBITDAS”) increased by 19.6% to $39,514,000 from $33,047,000 for the three months ended

January 31, 2017 and 22.3% to $80,098,000 from $65,493,000 for the six months ended January 31, 2017 as further described and reconciled to net income in “Non-GAAP Financial Measures” in this MD&A.

We continue to benefit from having a broad portfolio of infection prevention and control products sold into diverse business segments, where approximately 73% of our net sales are attributable to consumable products and service. The primary factors that contributed to this financial performance, as further described elsewhere in this MD&A, were as follows:

•

significantly higher sales and profitability in our Endoscopy segment principally due to (i) increases in demand for endoscope reprocessing equipment as well as higher margin products, such as disposable infection control products used in GI endoscopy procedures, and endoscope reprocessing disinfectants and service as a result of the increased field population of equipment and to a much lesser extent, (ii) the inclusion of sales of an acquisition completed in the first quarter of our prior fiscal year,

•

higher sales and improved profitability in our Water Purification and Filtration segment primarily due to increases in demand for our capital equipment in the dialysis industry attributable to the growing number of dialysis patients and clinics in the United States,

•

enhanced profitability in our Healthcare Disposables segment mainly due to (i) increased sales of higher margin products such as sterility assurance and waterline disinfection products, (ii) lower manufacturing costs and (iii) the inclusion of sales of recent acquisitions, and

•	the recording of atypical tax benefits, which decreased our effective tax rate, as further explained within “Non-GAAP Financial Measures” elsewhere in this MD&A.

The above factors were partially offset by:

•	our strategic decision to invest in various growth initiatives designed to expand into new markets and gain or maintain market share in our three largest segments,

•

the impact of costs associated with the planned retirement of our former Chief Executive Officer, as well as restructuring costs, as further described within “Non-GAAP Financial Measures” elsewhere in this MD&A, and

•	a decrease in net sales and profitability in our Dialysis segment in our first quarter of fiscal 2017.

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

(vi)On October 14, 2016, our Board of Directors approved a 17% increase in the semiannual cash dividend to $0.07 per share of outstanding common stock, which was paid on January 31, 2017 to shareholders of record at the close of business on January 17, 2017, as more fully described elsewhere in this MD&A.

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

	Three Months Ended				Six Months Ended
	January 31,				January 31,
(Amounts in Thousands)	2017		2016		2017		2016
	$	%	$	%	$	%	$	%
Net Sales by Segment
Endoscopy	$94,367	51.1%	$81,458	51.5%	$188,195	50.5%	$153,100	49.1%
Water Purification and Filtration	47,420	25.6%	43,252	27.3%	97,293	26.1%	87,964	28.2%
Healthcare Disposables	35,280	19.1%	26,026	16.4%	72,079	19.4%	53,378	17.1%
Dialysis	7,750	4.2%	7,535	4.8%	14,975	4.0%	17,608	5.6%
Total net sales	$184,817	100.0%	$158,271	100.0%	$372,542	100.0%	$312,050	100.0%

Net Sales by Geography
United States	$146,119	79.1%	$123,634	78.1%	$296,626	79.6%	$242,715	77.8%
International	38,698	20.9%	34,637	21.9%	75,916	20.4%	69,335	22.2%
Total net sales	$184,817	100.0%	$158,271	100.0%	$372,542	100.0%	$312,050	100.0%

The following table gives information as to the amount of operating income, as well as operating income as a percentage of net sales, for each of our reporting segments.

	Three Months Ended				Six Months Ended
	January 31,				January 31,
	2017		2016		2017		2016
	Operating	% of	Operating	% of	Operating	% of	Operating	% of
(Amounts in Thousands)	Income	Net Sales	Income	Net sales	Income	Net sales	Income	Net sales

Endoscopy	$18,778	19.9%	$14,664	18.0%	$36,339	19.3%	$27,123	17.7%
Water Purification and Filtration	8,405	17.7%	7,589	17.5%	17,325	17.8%	15,402	17.5%
Healthcare Disposables	7,069	20.0%	5,673	21.8%	14,465	20.1%	12,033	22.5%
Dialysis	2,147	27.7%	1,734	23.0%	3,960	26.5%	4,421	25.1%
Operating income by segment	36,399	19.7%	29,660	18.7%	72,089	19.4%	58,979	18.9%
General corporate expenses	(7,786)		(5,264)		(16,413)		(10,807)
Income from operations	$28,613	15.5%	$24,396	15.4%	$55,676	14.9%	$48,172	15.4%

Net Sales

Total net sales increased by $26,546,000, or 16.8%, to $184,817,000 for the three months ended January 31, 2017 from $158,271,000 for the three months ended January 31, 2016. The 16.8% increase in net sales for the three months ended January 31, 2017 includes (i) a 12.1% increase in organic sales, (ii) a 5.8% increase in sales due to acquisitions and (iii) a 1.1% decrease due to foreign currency translation.

Total net sales increased by $60,492,000, or 19.4%, to $372,542,000 for the six months ended January 31, 2017 from $312,050,000 for the six months ended January 31, 2016. The 19.4% increase in net sales for the six months ended January 31, 2017 includes (i) a 13.9% increase in organic sales, (ii) a 6.5% increase in sales due to acquisitions and (iii) a 1.0% decrease due to foreign currency translation.

International net sales increased by $4,061,000, or 11.7%, to $38,698,000 for the three months ended January 31, 2017, compared with the three months ended January 31, 2016. The 11.7% increase in net sales consist of (i) an increase of 9.6% in organic net sales, (ii) an increase of 7.0% in net sales due to acquisitions and (iii) a decrease of 4.9% in net sales due to foreign currency translation.

International net sales increased by $6,581,000, or 9.5%, to $75,916,000 for the six months ended January 31, 2017, compared with the six months ended January 31, 2016. The 9.5% increase in net sales consist of (i) an increase of 5.6% in organic net sales, (ii) an increase of 8.5% in net sales due to acquisitions and (iii) a decrease of 4.6% in net sales due to foreign currency translation.

For the three and six months ended January 31, 2017, the increase in domestic organic net sales was primarily attributable to increases in net sales of products and services in our three largest segments, (i) Endoscopy, (ii) Water Purfication and Filtration and (iii) Healthcare Disposables, and the increase in international organic net sales was primarily attributable to increases in net sales in our Endoscopy segment, as further described below.

Gross Profit

Gross profit increased by $16,140,000, or 22.3%, to $88,477,000 for the three months ended January 31, 2017 from $72,337,000 for the three months ended January 31, 2016. Gross profit as a percentage of net sales for the three months ended January 31, 2017 and 2016 was 47.9% and 45.7%, respectively.

Gross profit increased by $34,449,000, or 24.0%, to $177,984,000 for the six months ended January 31, 2017 from $143,535,000 for the six months ended January 31, 2016. Gross profit as a percentage of net sales for the six months ended January 31, 2017 and 2016 was 47.8% and 46.0%, respectively.

The higher gross profit as a percentage of net sales for the three and six months ended January 31, 2017, compared with the three and six months ended January 31, 2016, was primarily attributable to (i) more favorable sales mix due to increases in sales volume of certain products that carry higher gross margin percentages such as our sterility assurance and waterline disinfection products in our Healthcare Disposables segment, and procedure room products and disinfectants in our Endoscopy segment, (ii) lower manufacturing costs primarily due to cost control initiatives, (iii) increased plant productivity due to the increased sales volume and (iv) a decrease of $862,000 and $2,040,000, respectively, in medical device excise tax due to the recent moratorium, as further explained below, partially offset by an increase in net sales of lower margin capital equipment primarily in our Endoscopy and Water Purification and Filtration segments.

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

Operating Expenses

Selling expenses increased by $4,290,000, or 19.0%, to $26,910,000 for the three months ended January 31, 2017 from $22,620,000 for the three months ended January 31, 2016. For the six months ended January 31, 2017, selling expenses increased by $10,723,000, or 24.3%, to $54,803,000 from $44,080,000 for the six months ended January 31, 2016. For the three and six months ended January 31, 2017, selling expenses increased primarily due to (i) increased sales and marketing initiatives to expand into new markets, including international markets, and to gain or maintain market share by hiring and training additional sales and marketing personnel and increasing travel budgets primarily in our Endoscopy segment, (ii) the inclusion of selling and marketing expenses of acquisitions, and (iii) increases in annual salaries.

Selling expenses as a percentage of net sales was 14.6% and 14.3% for the three months ended January 31, 2017 and 2016, respectively, and 14.7% and 14.1% for the six months ended January 31, 2017 and 2016, respectively.

General and administrative expenses increased by $6,213,000, or 27.9%, to $28,465,000 for the three months ended January 31, 2017 from $22,252,000 for the three months ended January 31, 2016. For the six months ended January 31, 2017, general and administrative expenses increased by $14,019,000, or 31.5%, to $58,468,000 from $44,449,000 for the six months ended January 31, 2016. General and administrative expenses increased primarily due to (i) costs incurred in our first quarter of fiscal 2017 associated with the planned retirement of our former Chief Executive Officer, (ii) the inclusion of general and administrative expenses of our acquisitions including increased amortization expense, (iii) increases in annual salaries and incentive compensation including stock-based compensation, (iv) severance and other restructuring costs recorded during our second quarter of fiscal 2017, primarily in our Endoscopy segment, to improve operating efficiencies and realign resources for continued investment in strategic initiatives and (v) the addition of internal and external resources to address various growth initiatives and compliance requirements.

Excluding (i) current and prior year amortization expense, (ii) current and prior year acquisition related items such as transaction and integration charges and fair value adjustments, (iii) current year costs associated with the planned retirement of our former Chief Executive Officer and (iv) severance and other restructuring costs, as further described within Non-GAAP Financial Measures elsewhere in this MD&A, general and administrative expenses increased by $4,891,000, or 26.2%, to $23,558,000 for the three months ended January 31, 2017, and $9,707,000, or 26.2%, to $46,803,000 for the six months ended January 31, 2017. A significant portion of these increases are attributable to the inclusion of general and administrative expenses of our acquisitions.

General and administrative expenses as a percentage of net sales were 15.4% and 14.1% for the three months ended January 31, 2017 and 2016, respectively, and 15.7%  and 14.2% for the six months ended January 31, 2017 and 2016, respectively.

Research and development expenses (which include continuing engineering costs) increased by $1,420,000, or 46.3%, to $4,489,000 for the three months ended January 31, 2017 from $3,069,000 for the three months ended January 31, 2016. For the six months ended January 31, 2017, research and development expenses increased by $2,203,000, or 32.2%, to $9,037,000, from $6,834,000 for the six months ended January 31, 2016. The increase for the three and six months ended January 31, 2017 was primarily due to additional product development initiatives, primarily in our Endoscopy segment, including projects related to the inclusion of recent acquisitions.

Research and development expense as a percentage of net sales were 2.4% and 1.9% for the three months ended January 31, 2017 and 2016, respectively, and 2.4% and 2.2% for the six months ended January 31, 2017 and 2016, respectively.

Interest

Interest expense increased by $252,000 to $1,145,000 for the three months ended January 31, 2017 from $893,000 for the three months ended January 31, 2016. For the six months ended January 31, 2017, interest expense increased by $598,000 to $2,257,000 from $1,659,000 for the six months ended January 31, 2016. The increases were due to an increase in the average outstanding borrowings due to the funding of recent acquisitions.

Interest income decreased by $3,000 to $19,000 for the three months ended January 31, 2017 from $22,000 for the three months ended January 31, 2016. For the six months ended January 31, 2017, interest income decreased by $5,000 to $38,000 from $43,000 for the six months ended January 31, 2016.

Income Taxes

A reconciliation of the consolidated effective income tax rate for the six months ended January 31, 2016 to the six months ended January 31, 2017 is as follows:

Consolidated
Effective
Income Tax Rate
January 31, 2016	36.3%
Differential attributable to:
Excess tax benefits	(4.3)%
Other	(1.0)%
January 31, 2017	31.0%

The consolidated effective tax rate for the six months ended January 31, 2017 was favorably affected primarily by the recording of excess tax benefits relating to stock awards that vested in October 2016. As a result of the adoption of ASU 2016-09 on August 1, 2016, we no longer record excess tax benefits as an increase to additional paid-in capital, but record such excess tax benefits on a prospective basis as a reduction of income tax expense, which amounted to $45,000 and $2,286,000 for the three and six months ended January 31, 2017, respectively, as further described in Notes 2 and 4 of the Condensed Consolidated Financial Statements and in Critical Accounting Policies elsewhere in this MD&A. Since most of our stock awards vest in October annually, we do not anticipate the recording of additional significant excess tax benefits for the remainder of fiscal 2017.

Endoscopy Segment

Net sales of endoscopy products and services increased by $12,909,000, or 15.8%, for the three months ended January 31, 2017, compared with the three months ended January 31, 2016. For the six months ended January 31, 2017, net sales of endoscopy products and services increased by $35,095,000, or 22.9%, compared with the six months ended January 31, 2016. The 15.8% and 22.9% increases in net sales consist of (i) increases of 16.0% and 21.3%, respectively, in organic net sales, (ii) increases of 1.9% and 3.7%, respectively, in net sales due to acquisitions and (iii) decreases of 2.1% in net sales due to foreign currency translation for both periods. The increase in organic net sales for the three and six months ended January 31, 2017 was primarily due to increases in demand in the United States and internationally for our (i) procedure room products (disposable infection control products used in GI endoscopy procedures) due to sales and marketing efforts, (ii) disinfectants and service due to the increase in the installed base of endoscope reprocessing equipment and (iii) endoscope reprocessing equipment due to our sales and marketing programs. We expect sales of disinfectants, service, filters and equipment accessories, most of which carry higher margins, to continue to benefit as we increase the installed base of endoscope reprocessing equipment. These increases were partially offset by overall lower selling prices principally related to endoscopy reprocessing equipment and procedure room products as a result of our strategic growth plan and increased competition.

The Endoscopy segment’s operating income increased by $4,114,000, or 28.1%, for the three months ended January 31, 2017, compared with the three months ended January 31, 2016, and $9,216,000, or 34.0%, for the six months ended January 31, 2017, compared with the six months ended January 31, 2016. The increases were primarily due to increases in sales in the United States and internationally for our endoscopy products and services, as further explained above, partially offset by increased investment in our sales team and other selling initiatives as well as increases in annual salaries, personnel, incentive compensation and severance costs. Excluding amortization expense as well as atypical items relating to current and prior year acquisition related items and current year severance costs, as further described within Non-GAAP Financial Measures elsewhere in this MD&A, the Endoscopy segment’s operating income increased by $4,199,000, or 24.5%, and $9,201,000, or 28.5%, for the three and six months ended January 31, 2017 compared with the three and six months ended January 31, 2016.

Water Purification and Filtration Segment

Net sales of water purification and filtration products and services increased by $4,168,000, or 9.6%, for the three months ended January 31, 2017, compared with the three months ended January 31, 2016, and for the six months ended January 31, 2017  by $9,329,000, or 10.6%, compared to the six months ended January 31, 2016. The increases in net sales of water purification and filtration products and services increased due to increases in demand for our capital equipment in the dialysis industry attributable to the growing number of dialysis patients and clinics in the United States.

The Water Purification and Filtration segment’s operating income increased by $816,000 or 10.8% for the three months ended January 31, 2017, compared with the three months ended January 31, 2016, and $1,923,000 or 12.5% for the six months ended January 31, 2017, compared with the six months ended January 31, 2016, primarily as a result of higher sales of lower margin capital equipment, as further explained above.

Healthcare Disposables Segment

Net sales of healthcare disposables products increased by $9,254,000, or 35.6%, for the three months ended January 31, 2017, compared with the three months ended January 31, 2016, and for the six months ended January 31, 2017 by $18,701,000, or 35.0%, when compared to the six months ended January 31, 2016. The 35.6% and 35.0% increases in net sales consist of (i) an increase of 6.5% and 7.5% in organic net sales and (ii) an increase of 29.1% and 27.5% in net sales due to acquisitions. The increase in organic net sales for the three and six months ended January 31, 2017 was primarily due to an increase in demand for higher margin products such as sterility assurance and waterline disinfection products, as well as branded products compared to products labeled with our customers’ names.

The Healthcare Disposables segment’s operating income increased by $1,396,000, or 24.6%, for the three months ended January 31, 2017, compared with the three months ended January 31, 2016, and $2,432,000, or 20.2%, for the six months ended January 31, 2017 compared with the six months ended January 31, 2016, primarily due to (i) the increase in higher margin sales, as further explained above, (ii) the inclusion of the Accutron and NAMSA Acquisitions and (iii) lower manufacturing costs, partially offset by increases to annual salaries and the hiring of additional sales personnel. Excluding amortization expense, and to a much lesser extent acquisition related items, as further described within Non-GAAP Financial Measures elsewhere in this MD&A, the Healthcare Disposables segment’s operating income increased by $2,339,000, or 37.5%, and $4,486,000, or 34.1%, for the three and six months ended January 31, 2017 compared with the three and six months ended January 31, 2016, respectively.

Dialysis Segment

Net sales of dialysis products increased by $215,000, or 2.9%, for the three months ended January 31, 2017, compared with the three months ended January 31, 2016, and decreased by $2,633,000, or 15.0%, for the six months ended January 31, 2017 compared to the six months ended January 31, 2016. Net sales for the three and six months ended January 31, 2017 were adversely affected by decreases in demand for our sterilant product and RENATRON® reprocessing equipment both internationally and in the United States due to the market shift from reusable to single-use dialyzers, as further described elsewhere in this MD&A, but were offset by an increase in demand for our lower margin concentrate product for the three months ended January 31, 2017.

The Dialysis segment’s operating income increased by $413,000, or 23.8% for the three months ended January 31, 2017, compared with the three months ended January 31, 2016, due to the impact of higher demand for our concentrate product and a decrease in general and administrative expenses as a result of cost control initiatives. For the six months ended January 31, 2017, compared to the six months ended January 31, 2016, operating income decreased by $461,000, or 10.4%, primarily due to lower net sales, as further explained above, partially offset by a decrease in general and administrative expenses as a result of cost control initiatives.

Sales in our Dialysis segment in recent years have been adversely impacted by the decrease in demand for our sterilants and RENATRON® reprocessing equipment principally due to the shift from reusable to single-use dialyzers as a result of the declining cost of single-use dialyzers, the ease of using a dialyzer one time, and the commitment of Fresenius Medical Care, the largest dialysis provider chain in the United States and a manufacturer of single-use dialyzers, to convert dialysis clinics performing reuse to single-use facilities. In addition, DaVita, a customer who accounted for approximately 10.1% of net sales in this segment, has converted certain clinics from reuse to single-use and in many cases utilizes single-use when opening new clinics. Based on discussions with customers, we expect the downward trend in reuse dialyzers in the United States will continue during the remainder of fiscal 2017. A substantial decrease in the market for reprocessing products is likely to result in a significant loss of net sales and a lower level of profitability and operating cash flow in this segment in the future as well as potential future impairments of long-lived assets. Such reduction would also adversely affect our consolidated results of operations. See “Risk Factors” in our 2016 Form 10-K.

General Corporate Expenses

General corporate expenses relate to unallocated corporate costs primarily related to executive management personnel as well as costs associated with certain facets of our acquisition program and being a publicly traded company. Such expenses increased by $2,522,000, or 47.9%, for the three months ended January 31, 2017 compared with the three months ended January 31, 2016, and $5,606,000, or 51.9%, for the six months ended January 31, 2017 compared with the six months ended January 31, 2016, primarily due to (i) the addition of internal and external resources to address various growth initiatives and compliance requirements, (ii) increases in annual salaries and incentive compensation, including stock-based compensation expense and (iii) $1,937,000 of costs recorded in our first quarter of fiscal 2017 associated with the planned retirement of our former Chief Executive Officer.

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

For the three and six months ended January 31, 2017, we made adjustments to net income and diluted EPS to exclude (i) amortization expense and (ii) restructuring charges. Additionally, we made adjustments to the six months ended January 31, 2017 to exclude (i) significant acquisition related items impacting current operating performance including legal, transaction and integration charges, (ii) costs associated with the planned retirement of our former Chief Executive Officer and (iii) the favorable impact of atypical income tax benefits to arrive at our non-GAAP financial measures, non-GAAP net income and non-GAAP diluted EPS.

For the three and six months ended January 31, 2016, we made adjustments to net income and diluted EPS to exclude (i) amortization expense, (ii) significant acquisition related items and (iii) the favorable impact of tax legislation to arrive at our non-GAAP financial measures, non-GAAP net income and non-GAAP diluted EPS.

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

In fiscal 2016, we announced the retirement of our former Chief Executive Officer and recorded costs associated with his planned retirement in our Condensed Consolidated Financial Statements in the second half of fiscal 2016 and the first quarter of fiscal 2017. Since these costs are atypical and masks our underlying operating performance, we made an adjustment to our net income and EPS to exclude such costs to arrive at our non-GAAP financial measures.

In the second quarter of fiscal 2017, we recorded severance and other restructuring costs, primarily in our Endoscopy segment, to improve operating efficiencies and realign resources for continued investment in strategic initiatives. We expect further restructuring costs to occur in the second half of fiscal 2017. Since restructuring costs have historically been infrequent and masks our underlying operating performance, we have made an adjustment to our net income and EPS to exclude such restructuring costs to arrive at our non-GAAP financial measures.

The consolidated effective tax rate for the six months ended January 31, 2017 was favorably affected by the recording of excess tax benefits relating to stock awards that vested in October 2016. As a result of the adoption of a new accounting pronouncement on August 1, 2016, we no longer record excess tax benefits as an increase to additional paid-in capital, but record such excess tax benefits on a prospective basis as a reduction of income tax expense, which amounted to $2,241,000 in our first quarter of fiscal 2017, as further described in Notes 2 and 4 of the Condensed Consolidated Financial Statements and elsewhere in this MD&A. Since most of our stock awards were granted annually in our first quarter and vest on the anniversaries of the grant date, we do not anticipate the recording of additional significant excess tax benefits for the remainder of fiscal 2017. The magnitude of the impact of excess tax benefits generated in the future, which may be favorable or unfavorable, are dependent upon the Company’s future grants of stock-based compensation, the Company’s future stock price on the date awards vest in relation to the fair value of awards on grant date and the exercise behavior of the Company’s option holders. Since these favorable tax benefits are largely unrelated to our current year’s income before taxes and is unrepresentative of our normal effective tax rate, we excluded its impact on net income and EPS for our first quarter of fiscal 2017 for the purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current performance and a comparison to past performance.

For the three and six months ended January 31, 2016, the consolidated effective tax rate was favorably affected by tax legislation enacted in the United States and internationally that enabled us to record favorable tax benefits in our second quarter of fiscal 2016 relating to the entire calendar 2015. Since these favorable tax benefits were largely unrelated to our second quarter’s income before taxes and was unrepresentative of our normal effective tax rate, we excluded its impact on net income and EPS for purposes of calculating these non-GAAP financial measures.

The reconciliations of net income to non-GAAP net income were calculated as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
(Amounts in Thousands)	2017	2016	2017	2016

Net income, as reported	$18,070	$15,389	$36,870	$29,643
Intangible amortization (1)	4,057	3,297	7,966	6,391
Acquisition related items (2)	—	597	1,075	1,531
CEO retirement costs (1)	—	—	1,937	—
Restructuring costs (1)	856	—	856	—
Income tax benefit on above adjustments (3)	(1,432)	(1,070)	(3,589)	(2,232)
Excess tax benefit (3)	—	—	(2,241)	—
Tax legislative changes (3)	—	(800)	—	(800)
Non-GAAP net income	$21,551	$17,413	$42,874	$34,533

(1)	Amounts are recorded in general and administrative expenses.
(2)

For the six months ended January 31, 2017, acquisition related items of $170 were recorded in cost of sales and $905 were recorded in general administrative expenses. For the three and six months ended January 31, 2016, acquisition related items of $311 and $571, respectively, were recorded in cost of sales and $286 and $960 were recorded in general administrative expenses.

(3)	Amounts are recorded in income taxes.

The reconciliations of diluted EPS to non-GAAP diluted EPS were calculated as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2017	2016	2017	2016

Diluted EPS, as reported	$0.43	$0.37	$0.88	$0.71
Intangible amortization, net of tax	0.07	0.06	0.13	0.11
Acquisition related items, net of tax	—	0.01	0.02	0.03
CEO retirement costs, net of tax	—	—	0.03	—
Restructuring costs, net of tax	0.02	—	0.02	—
Excess tax benefit	—	—	(0.05)	—
Tax legislative changes	—	(0.02)	—	(0.02)
Non-GAAP diluted EPS	$0.52	$0.42	$1.03	$0.83

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

The reconciliations of net income to EBITDAS and Adjusted EBITDAS were calculated as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
(Amounts in Thousands)	2017	2016	2017	2016

Net income, as reported	$18,070	$15,389	$36,870	$29,643

Interest expense, net	1,126	871	2,219	1,616
Income taxes	9,417	8,136	16,587	16,913
Depreciation	3,694	2,871	7,148	5,693
Amortization	4,057	3,297	7,966	6,391
Loss on disposal of fixed assets	178	11	402	111
Stock-based compensation expense	2,116	1,875	5,038	3,595

EBITDAS	38,658	32,450	76,230	63,962

Acquisition related items	—	597	1,075	1,531
CEO retirement costs	—	—	1,937	—
Restructuring costs	856	—	856	—

Adjusted EBITDAS	$39,514	$33,047	$80,098	$65,493

We define net debt as long-term debt less cash and cash equivalents. Each of the components of net debt appears in the Condensed Consolidated Balance Sheets. We believe that the presentation of net debt provides useful information to investors because we review net debt as part of our management of our overall liquidity, financial flexibility, capital structure and leverage.

The reconciliations of debt to net debt were calculated as follows:

	January 31,	July 31,
(Amounts in Thousands)	2017	2016

Long-term debt	$149,000	$116,000
Less cash and cash equivalents	(24,351)	(28,367)
Net debt	$124,649	$87,633

The increase in net debt was the result of an increase in the average outstanding borrowings due to the funding of the Accutron Acquisition in August 2016 and the Vantage Acquisition in September 2016, partially offset by repayments.

We define organic sales as net sales, calculated according to GAAP, less (i) the impact of foreign currency translation and (ii) net sales related to acquired businesses during the first twelve months of ownership and divestures during the periods being compared. We believe that reporting organic sales provides useful information to investors by helping identify underlying growth trends in our business and facilitating easier comparisons of our revenue performance with prior periods. We exclude the effect of foreign currency translation from organic sales because foreign currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends. We exclude the effect of acquisitions because the nature, size, and number of acquisitions can vary dramatically from period to period and can obscure underlying business trends and make comparisons of financial performance difficult. The reconciliation of net sales to organic sales can be found in “Results of Operations” elsewhere in this MD&A.

Liquidity and Capital Resources

Working Capital

At January 31, 2017, our working capital was $141,530,000, compared with $126,407,000 at July 31, 2016. The increase was primarily due to the impact of the Accutron Acquisition, as further explained in Note 3 to the Condensed Consolidated Financial Statements.

Cash Flows from Operating, Investing and Financing Activities

The significant components of our cash flows were calculated as follows:

	Six Months Ended
	January 31,
(Amounts in Thousands)	2017	2016

Net cash provided by operating activities	$45,001	$28,271
Net cash used in investing activities	$(72,677)	$(88,492)
Net cash provided by financing activities	$23,815	$50,607

Cash Flows from Operating Activities

Net cash provided by operating activities increased by $16,730,000, or 59.2%, for the six months ended January 31, 2017, compared with the six months ended January 31, 2016, primarily due to the increase in net income (after adjusting for noncash items such as depreciation, amortization, stock-based compensation expense, fair value adjustments of acquisition related liabilities and deferred income taxes).

Cash Flows from Investing Activities

Net cash used in investing activities decreased by $15,815,000, or 17.9%, for the six months ended January 31, 2017, compared with the six months ended January 31, 2016, primarily due to less acquisition related cash consideration in the current period compared to the prior period, partially offset by an increase of $6,781,000, or 88.8%, in capital expenditures. Such increased level of capital expenditures compared to the prior period is expected to continue for the remainder of fiscal 2017 as we continue to invest in our information technology and manufacturing infrastructures.

Cash Flows from Financing Activities

Net cash provided by financing activities decreased by $26,792,000, or 53.0%, for the six months ended January 31, 2017, compared with the six months ended January 31, 2016, primarily due to less borrowings under our credit facility to fund acquisitions in the current period, compared to borrowing to fund the acquisitions in the prior period.

Cash Dividends

On October 14, 2016, our Board of Directors approved a 17% increase in the semiannual cash dividend to $0.07 per share of outstanding common stock, which was paid on January 31, 2017 to shareholders of record at the close of business on January 17, 2017. Future declaration of dividends and the establishment of future record and payment dates are subject to the final determination of the Company’s Board of Directors.

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

Borrowings under the 2014 Credit Agreement bear interest at rates ranging from 0.25% to 1.25% above the lender’s base rate, or at rates ranging from 1.25% to 2.25% above the London Interbank Offered Rate (“LIBOR”), depending upon the Company’s “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2014 Credit Agreement (“Consolidated EBITDA”). At February 28, 2017, the lender’s base rate was 3.75% and the LIBOR rates ranged from 0.77% to 1.33%. The margins applicable to our outstanding borrowings were 0.50% above the lender’s base rate or 1.50% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at February 28, 2017. The 2014 Credit Agreement also provides for fees on the unused portion of our facility at rates ranging from 0.20% to 0.40%, depending upon our Consolidated Leverage Ratio; such rate was 0.25% at February 28, 2017.

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

On January 31, 2017, we had $149,000,000 of outstanding borrowings under the 2014 Credit Agreement. Subsequent to January 31, 2017, we repaid $4,000,000 resulting in total outstanding borrowings of $145,000,000 at March 9, 2017, none of which is required to be repaid until March 2019.

Financing Needs

Our operating segments generate significant cash from operations. At January 31, 2017 we had a cash balance of $24,351,000, of which $9,910,000 was held by foreign subsidiaries. Our foreign cash is needed by our foreign subsidiaries for working capital purposes as well as for current international growth initiatives. Accordingly, our foreign unremitted earnings are considered permanently reinvested and unavailable for repatriation.

We believe that our current cash position, anticipated cash flows from operations and the funds available under our 2014 Credit Agreement will be sufficient to satisfy our worldwide cash operating requirements for the foreseeable future based upon our existing operations, particularly given that we historically have not needed to borrow for working capital purposes. At March 9, 2017, $105,000,000 was available under our 2014 Credit Agreement.

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

Stock-Based Compensation

Stock compensation expense is recognized for any option or stock award grant based upon the award’s fair value. Our stock options and time-based stock awards are subject to graded vesting in which portions of the awards vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for such awards subject to graded vesting using the straight-line basis over the vesting period. In October 2016, we granted for the first time to certain employees equity awards with performance conditions and equity awards with market conditions. The actual number of equity awards earned and eligible to vest will be determined based on the level of achievement against budgeted revenue and a defined gross profit percentage, with respect to the awards with performance conditions, and the Company’s 3-year relative total stockholder return performance as measured against the S&P Healthcare Equipment Index, with respect to the awards with market conditions. The maximum share attainment of these awards are 200% of the initial granted shares. We recognize compensation expense for the awards with performance conditions using the accelerated attribution method over the requisite service period for each separately vesting portion of the award when it is probable that the performance condition will be achieved. We record expense for the awards that are subject to market conditions ratably over the vesting period regardless of whether the market condition is satisfied. As a result of the adoption of ASU 2016-09 on August 1, 2016, we have elected to account for forfeitures as they occur, rather than estimate expected forfeitures over the course of a vesting period.

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

In addition, as a result of the adoption of ASU 2016-09, we no longer record excess tax benefits relating to stock-based compensation as an increase to additional paid-in capital, but effective August 1, 2016, we record such excess tax benefits prospectively as a reduction of income tax expense, which amounted to $45,000 and $2,286,000 for the three and six months ended January 31, 2017, respectively, favorably impacting our effective tax rate and net income, as further described elsewhere in this MD&A and in Notes 4 and 12 of the Condensed Consolidated Financial Statements. The magnitude of such impacts, which may be favorable or unfavorable in the future, are dependent upon the Company’s future grants of stock-based compensation, the Company’s future stock price on the date awards vest compared to the fair value of awards on grant date and the exercise behavior of the Company’s option holders.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table represents information with respect to purchases of common stock made by the Company during the current quarter:

			Total number of shares	Maximum number of
Month		Average	purchased as part of	shares that may yet
of	Total number of	price paid	publicly announced	be purchased under
Purchase	shares purchased	per share	plans or programs	the program

November	164	$74.31	—	—
December	80	78.75	—	—
January	347	78.06	—	—
Total	591	$77.11	—	—

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

Date: March 9, 2017

	By:	/s/ Jorgen B. Hansen
Jorgen B. Hansen,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Peter G. Clifford
Peter G. Clifford,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Steven C. Anaya
Steven C. Anaya,
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)