Form 10-Q/A
period 2017-01-31
CANTEL MEDICAL CORP
filed 2017-03-29
CIK 19446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

Form 10-Q/A

(Amendment No. 1)

☒Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2017

or

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to Cantel Medical Corp.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2017, filed with the Securities and Exchange Commission on March 9, 2017 (the “Form 10-Q”), is solely to include the XBRL interactive data files required by Item 601(b) (101) of Regulation S-K.

No other changes have been made to the Form 10-Q previously filed. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

ITEM 6.EXHIBITS

31.1*	-	Certification of Principal Executive Officer.

31.2*	-	Certification of Principal Financial Officer.

32*	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	-

The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*   Previously filed or furnished with Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2017 filed with the Securities and Exchange Commission on March 9, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANTEL MEDICAL CORP.

Date: March 29, 2017

	By:	/s/ Jorgen B. Hansen
Jorgen B. Hansen,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Peter G. Clifford
Peter G. Clifford,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Steven C. Anaya
Steven C. Anaya,
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)