Form 10-Q
period 2017-04-30
CANTEL MEDICAL CORP
filed 2017-06-08
CIK 19446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

Form 10-Q

☒Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2017.

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of common stock outstanding as of May 31, 2017: 41,721,034.

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands, Except Share Data)

(Unaudited)

	April 30,	July 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$30,873	$28,367
Accounts receivable, net of allowance for doubtful accounts of $1,854 at April 30 and $1,850 at July 31	110,596	93,332
Inventories, net	102,805	91,486
Prepaid expenses and other current assets	13,191	9,557
Total current assets	257,465	222,742
Property and equipment, net	85,690	74,604
Intangible assets, net	128,139	111,719
Goodwill	308,169	280,318
Other assets	4,919	5,149
	$784,382	$694,532
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$33,834	$26,263
Compensation payable	24,427	25,555
Accrued expenses	24,468	20,283
Deferred revenue	22,686	20,173
Income taxes payable	1,915	4,061
Total current liabilities	107,330	96,335

Long-term debt	145,000	116,000
Deferred income taxes	23,343	23,579
Other long-term liabilities	4,832	4,248

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $.10 per share; authorized 75,000,000 shares; issued April 30 - 46,182,454 shares, outstanding April 30 - 41,724,048 shares; issued July 31 - 46,084,047 shares, outstanding July 31 - 41,708,214 shares	4,618	4,608
Additional paid-in capital	172,546	165,573
Retained earnings	393,513	342,053
Accumulated other comprehensive loss	(14,344)	(11,795)
Treasury Stock, at cost; April 30 - 4,458,406 shares at cost; July 31 - 4,375,833 shares at cost	(52,456)	(46,069)
Total stockholders’ equity	503,877	454,370
	$784,382	$694,532

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2017	2016	2017	2016
Net sales
Product sales	$170,073	$153,795	$500,878	$426,303
Product service	22,040	19,908	63,777	59,450
Total net sales	192,113	173,703	564,655	485,753

Cost of sales
Product sales	84,681	78,902	250,052	221,022
Product service	15,984	14,480	45,171	40,875
Total cost of sales	100,665	93,382	295,223	261,897

Gross profit	91,448	80,321	269,432	223,856

Expenses:
Selling	30,509	26,887	85,312	70,967
General and administrative	29,204	26,106	87,672	70,555
Research and development	4,291	4,065	13,328	10,899
Total operating expenses	64,004	57,058	186,312	152,421

Income from operations	27,444	23,263	83,120	71,435

Interest expense	1,108	890	3,365	2,549
Interest income	(24)	(19)	(62)	(62)

Income before income taxes	26,360	22,392	79,817	68,948

Income taxes	8,849	8,373	25,436	25,286

Net income	$17,511	$14,019	$54,381	$43,662

Earnings per common share:
Basic	$0.42	$0.34	$1.30	$1.05
Diluted	$0.42	$0.34	$1.30	$1.05
Dividends per common share	$—	$—	$0.07	$0.06

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar Amounts in Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2017	2016	2017	2016

Net income	$17,511	$14,019	$54,381	$43,662

Other comprehensive income (loss):
Foreign currency translation	1,384	3,999	(2,549)	(4,027)
Total other comprehensive income (loss)	1,384	3,999	(2,549)	(4,027)

Comprehensive income	$18,895	$18,018	$51,832	$39,635

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

(Unaudited)

	Nine Months Ended
	April 30,
	2017	2016
Cash flows from operating activities
Net income	$54,381	$43,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,922	8,754
Amortization	11,930	9,737
Stock-based compensation expense	6,983	5,837
Amortization of debt issuance costs	295	301
Loss on disposal of fixed assets	489	177
Fair value adjustments to acquisition related liabilities	(265)	(551)
Deferred income taxes	(97)	(97)
Excess tax benefits from stock-based compensation	—	(1,586)
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(13,108)	(10,315)
Inventories	(2,334)	(13,681)
Prepaid expenses and other current assets	(2,924)	(5,037)
Accounts payable and other current liabilities	9,220	14,518
Income taxes	(2,108)	84
Net cash provided by operating activities	73,384	51,803

Cash flows from investing activities
Capital expenditures	(20,765)	(12,258)
Proceeds from disposal of fixed assets	43	55
Acquisition of businesses, net of cash acquired	(69,998)	(94,624)
Other, net	344	(89)
Net cash used in investing activities	(90,376)	(106,916)

Cash flows from financing activities
Borrowings under revolving credit facility	74,000	96,500
Repayments under revolving credit facility	(45,000)	(43,000)
Dividends paid	(2,921)	(2,502)
Excess tax benefits from stock-based compensation	—	1,586
Purchases of treasury stock	(6,387)	(3,551)
Net cash provided by financing activities	19,692	49,033

Effect of exchange rate changes on cash and cash equivalents	(194)	(142)

Increase (decrease) in cash and cash equivalents	2,506	(6,222)
Cash and cash equivalents at beginning of period	28,367	31,720
Cash and cash equivalents at end of period	$30,873	$25,498

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

We operate our four operating segments through wholly-owned subsidiaries in the United States and internationally. Our principal operating subsidiaries in the United States are Medivators Inc., Mar Cor Purification, Inc., Crosstex International, Inc. and SPS Medical Supply Corp. Internationally, our primary operating subsidiaries include Cantel Medical (UK) Limited, Cantel (UK) Limited, Cantel Medical Asia/Pacific Pte. Ltd., Cantel Medical Devices (China) Co., Ltd., Biolab Equipment Ltd., Medivators B.V., Cantel Medical (Italy) S.r.l. and Cantel (Australia) Pty Ltd.

In our current fiscal year, we acquired all of the issued and outstanding stock of Accutron, Inc. (“Accutron”) on August 1, 2016, certain net assets of Vantage Endoscopy Inc. (“Vantage”) on September 26, 2016 and certain net assets of CR Kennedy & Company Pty Ltd. (“CR Kennedy”) on April 1, 2017, as more fully described in Note 3 to the Condensed Consolidated Financial Statements.

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

Subsequent Events

We performed a review of events subsequent to April 30, 2017. Based upon that review, no subsequent events occurred that required updating to our Condensed Consolidated Financial Statements or disclosures.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805)”  (“ASU 2017-01”) to clarify the definition of a business. The revised guidance creates a more robust framework to use in determining whether a set of assets and activities is a business. The guidance will be applied on a prospective basis on or after the effective date. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017 (our fiscal year 2019), including interim periods within that reporting period. We are currently in the process of evaluating the impact of ASU 2017-01 on our financial position and result of operations.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements. The new guidance also requires that all tax-related cash flows resulting from share-based payments to be reported as operating activities in the Condensed Consolidated Statements of Cash Flows. We early adopted ASU 2016-09 on August 1, 2016 on a prospective basis. As a result, we no longer record excess tax benefits as an increase to additional paid-in capital, but effective August 1, 2016, we record such excess tax benefits as a reduction of income tax expense, which amounted to $2,191,000 for the nine months ended April 30, 2017, as further described in Notes 4 and 12 of the Condensed Consolidated Financial Statements. In addition, we elected to record excess tax benefits as an operating cash flow prospectively and not adjust the prior year period. As such, the current period excess tax benefits were reflected as an operating cash flow rather than a financing cash flow on our Condensed Consolidated Statement of Cash Flows for the nine months ended April 30, 2017. Furthermore, we have elected to account for forfeitures as they occur, rather than estimate expected forfeitures over the course of a vesting period since forfeitures have been insignificant historically.

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

Note 3.Acquisitions

Fiscal 2017

CR Kennedy & Company Pty Ltd.

On April 1, 2017, we purchased certain endoscopy-related net assets of CR Kennedy related to its distribution and sale of our Medivators endoscopy products in Australia (the “CR Kennedy Business” or the “CR Kennedy Acquisition”). The CR Kennedy Business is a full sales and service organization and our exclusive distributor of Medivators-branded automated endoscope reprocessors, chemistries, procedure room products and other consumables in Australia and had pre-acquisition annual revenues (unaudited) of approximately $14,000,000. The total consideration for the transaction, excluding acquisition related costs, was $11,943,000, subject to a final net asset value adjustment. This acquisition is included in our Endoscopy segment.

The principal reasons for the CR Kennedy Acquisition were (i) to sell our Endoscopy products and services on a direct basis in Australia, (ii) the establishment of a platform in Australia where we can sell additional Cantel products on a direct basis and (iii) the expectation that the acquisition will be accretive to our earnings per share (“EPS”) in fiscal 2018 and beyond. Such reasons constitute the significant factors that contributed to a purchase price that resulted in recognition of goodwill.

The CR Kennedy Business is included in our results of operations for the portion of the three and nine months ended April 30, 2017 subsequent to its acquisition date and is not included in the three and nine months ended April 30, 2016. This acquisition did not have a significant effect on our consolidated results of operations for the three and nine months ended April 30, 2017 due to the size of the acquisition in relation to our overall consolidated results of operations.

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

The Vantage Business is included in our results of operations for the three months ended April 30, 2017 and the portion of the nine months ended April 30, 2017 subsequent to its acquisition date and is not included in the three and nine months ended April 30, 2016. This acquisition did not have a significant effect on our consolidated results of operations for the three and nine months ended April 30, 2017 due to the size of the acquisition in relation to our overall consolidated results of operations.

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

The Accutron Business is included in our results of operations for the three and nine months ended April 30, 2017 and is not included in the three and nine months ended April 30, 2016. This acquisition did not have a significant effect on our consolidated results of operations for the three and nine months ended April 30, 2017 due to the size of the acquisition in relation to our overall consolidated results of operations.

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

The NAMSA Business is included in our results of operations for the three and nine months ended April 30, 2017 and a portion of the three and nine months ended April 30, 2016 subsequent to its acquisition date. This acquisition did not have a significant effect on our consolidated results of operations for the three and nine months ended April 30, 2017 due to the size of the acquisition in relation to our overall consolidated results of operations.

Medical Innovations Group Holdings Limited

On September 14, 2015, we acquired all of the issued and outstanding stock of MI, a private company with pre-acquisition annual revenues (unaudited) of approximately $28,500,000 providing specialized endoscopy medical devices and products primarily in the United Kingdom (the “MI Business”). Principal products of MI include proprietary short-term and long-term endoscope transport and storage systems, a comprehensive range of endoscopic consumable accessories, OEM mobile medical carts, as well as specialized products for patient warming and patient transfer. With an employee base of approximately 100 individuals, including a complete sales organization and a manufacturing facility in Southend-on-Sea, England, the addition of MI complements our existing endoscopy business in the United States, the United Kingdom and other global markets. The MI Business is included in our Endoscopy segment. The total consideration for the transaction, excluding acquisition-related costs, was $79,597,000.

The principal reasons for the MI Acquisition were (i) the global expansion of our infection prevention and control product offerings in Endoscopy, (ii) the opportunity to sell our existing endoscopy products to MI’s installed base, (iii) the ability to combine the MI sales force with our existing United Kingdom organization to create what we believe will be a dominant UK sales force in endoscopy product sales and service, (iv) to achieve cost savings through various operating synergies, (v) the ability to leverage our direct sales force to accelerate the growth of MI products in the U.S. and various international markets, and (vi) the expectation that the acquisition will be accretive to our EPS in fiscal 2017 and beyond. Such reasons constitute the significant factors that contributed to a purchase price that resulted in recognition of goodwill. The MI Acquisition is included in our results of operations for the three and nine months ended April 30, 2017, the three months ended April 30, 2016 and the portion of the nine months ended April 30, 2016 subsequent to its acquisition date.

Note 4. Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2017	2016	2017	2016

Cost of sales	$83,000	$120,000	$285,000	$320,000
Operating expenses:
Selling	313,000	246,000	1,252,000	684,000
General and administrative	1,520,000	1,847,000	5,358,000	4,750,000
Research and development	29,000	29,000	88,000	83,000
Total operating expenses	1,862,000	2,122,000	6,698,000	5,517,000
Stock-based compensation before income taxes	1,945,000	2,242,000	6,983,000	5,837,000
Income tax benefits	(743,000)	(797,000)	(2,513,000)	(2,071,000)
Excess tax benefits	95,000	—	(2,191,000)	—
Total stock-based compensation expense, net of tax	$1,297,000	$1,445,000	$2,279,000	$3,766,000

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

Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the income tax benefit on stock-based compensation described above. Prior to the adoption of ASU 2016-09 on August 1, 2016, the differences noted above between actual tax deductions and the previously recorded deferred income tax assets were recorded as additional paid-in capital. For the nine months ended April 30, 2016, income tax deductions of $3,297,000 were generated, of which $1,711,000 were recorded as a reduction in income tax expense over the equity awards’ vesting period and the remaining excess tax benefits of $1,586,000 were recorded as an increase to additional paid-in capital. As a result of the adoption of ASU 2016-09, we no longer record excess tax benefits as an increase to additional paid-in capital, but record such excess tax benefits prospectively as a reduction of income tax expense. For the nine months ended April 30, 2017, income tax deductions of $5,520,000 were generated, of which $3,329,000 were previously recorded as a reduction in income tax expense over the equity awards’ vesting period and the remaining excess tax benefit of $2,191,000 was recorded as a reduction in income tax expense. In addition, we elected to record excess tax benefits as an operating cash flow prospectively and not adjust the prior year period. As such, the current period excess tax benefits were reflected as an operating cash flow rather than a financing cash flow in our Condensed Consolidated Statement of Cash Flows for the nine months ended April 30, 2017.

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

In October 2016, we granted for the first time to certain employees both equity awards with performance conditions and equity awards with market conditions. The actual number of equity awards earned and eligible to vest will be determined based on the level of achievement against budgeted revenue and a defined gross profit percentage, with respect to the awards with performance conditions, and the Company’s 3-year relative total stockholder return performance as measured against the S&P Healthcare Equipment Index, with respect to the awards with market conditions. The maximum share attainment of these awards are 200% of the initial granted shares. We recognize compensation expense for the awards with performance conditions using the accelerated attribution method over the requisite service period for each separately vesting portion of the award when it is probable that the performance condition will be achieved. We record expense for the awards that are subject to market conditions ratably over the vesting period regardless of whether the market condition is satisfied.

At April 30, 2017, total unrecognized stock-based compensation expense, before income taxes, related to total nonvested stock options and restricted stock awards was $10,963,000 with a remaining weighted average period of 20 months over which such expense is expected to be recognized. Most of our nonvested awards relate to restricted stock awards. As a result of the adoption of ASU 2016-09 on August 1, 2016, we have elected to account for forfeitures as they occur, rather than estimate expected forfeitures over the course of a vesting period.

We determine the fair value of each time-based stock award and performance-based stock award by using the closing market price of our common stock on the date of grant. We determine the fair value of each stock award with market conditions using the Monte Carlo simulation on the date of grant using the following assumptions:

Performance Share Unit	Nine Months Ended
Valuation Assumption	April 30, 2017

Volatility of common stock	27.75%
Average volatility of peer companies	32.98%
Average correlation coefficient of peer companies	35.35%
Risk-free interest rate	0.96%

A summary of nonvested stock award activity follows:

	Number of	Number of	Number of	Total	Weighted
	Shares	Shares	Shares	Number of	Average
	Time-Based	Sales-Based	TSR Based	Shares	Fair Value

Nonvested stock awards at July 31, 2016	331,367	—	—	331,367	$46.09
Granted	80,591	12,810	9,800	103,201	78.31
Canceled	(4,794)	—	—	(4,794)	58.24
Vested	(197,313)	—	—	(197,313)	42.22
Nonvested stock awards at April 30, 2017	209,851	12,810	9,800	232,461	$65.20

There were no option grants during the three and nine months ended April 30, 2017. The fair value of each option grant in the prior year was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

Weighted-Average
Black-Scholes Option	Nine Months Ended
Valuation Assumptions	April 30, 2016

Dividend yield	0.22%
Expected volatility (1)	55.90%
Risk-free interest rate (2)	1.41%
Expected lives (in years) (3)	5.00

(1)	Volatility was based on historical closing prices of our common stock.
(2)	The U.S. Treasury rate based on the expected life at the date of grant.
(3)	Based on historical exercise behavior.

Additionally, all options were considered to be deductible for tax purposes in the valuation model. Such non-qualified options were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant. For the nine months ended April 30, 2016, these non-qualified options had a weighted average fair value of $26.49.

There were no option exercises during the three and nine months ended April 30, 2017 and 2016.

Note 5.Inventories, Net

A summary of inventories is as follows:

	April 30,	July 31,
	2017	2016

Raw materials and parts	$46,038,000	$45,867,000
Work-in-process	13,613,000	13,178,000
Finished goods	51,011,000	37,831,000
Reserve for excess and obsolete inventory	(7,857,000)	(5,390,000)
Total	$102,805,000	$91,486,000

Note 6.Derivatives

We recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative that is designated as a hedge will be recognized immediately in earnings. As of April 30, 2017, all of our derivatives were designated as hedges. We do not hold any derivative financial instruments for speculative or trading purposes.

Changes in the value of the Euro, British Pound, Singapore dollar, Canadian dollar, Australian dollar and the Chinese Renminbi against the United States dollar affect our results of operations because certain cash bank accounts, accounts receivable, and liabilities of Cantel and its subsidiaries are denominated and ultimately settled in United States dollars or these foreign currencies, but must be converted into each entity’s functional currency.

In order to hedge against the impact of fluctuations in the value of the Euro, British Pound, Canadian dollar, Australian dollar and Singapore dollar relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Euros, British Pounds, Canadian dollars, Australian dollars and Singapore dollars forward, which contracts are one-month in duration. These short-term contracts are designated as fair value hedge instruments. There were eight foreign currency forward contracts with a notional value of $14,534,000 at April 30, 2017, which covered certain assets and liabilities that were denominated in currencies other than each entity’s functional currency. Such contracts expired on May 31, 2017. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets that are denominated and ultimately settled in currencies other than each entity’s functional currency. Such forward contracts partially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than each entity’s functional currency resulting in a net currency conversion losses, net of tax, of $121,000 and $342,000, respectively, for the three and nine months ended April 30, 2017 on the items hedged. For the three and nine months ended April 30, 2016, our forward contracts partially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than each entity’s functional currency resulting in net currency conversion losses, net of tax, of $53,000 and $359,000, respectively, on the items hedged. Gains and losses related to hedging contracts to buy Euros, British Pounds, Canadian dollars, Australian dollars and Singapore dollars forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. We do not currently hedge against the impact of fluctuations in the value of the Chinese Renminbi relative to the United States dollar because this specific foreign currency exposure is currently not deemed significant. Additionally, we do not hedge transactions associated with the funding of international acquisitions due to the short-term nature of the foreign currency exposure.

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

In connection with our June 2014 acquisition of PuriCore International Limited, a UK endoscopy company, (“Cantel Medical (UK)”), we acquired a contingent guaranteed obligation to reimburse an endoscope service company for endoscope repair costs it incurs when servicing its customers’ endoscopes that are damaged by one of Cantel Medical (UK)’s discontinued endoscope reprocessing machine models. Although the terms of the guarantee provide for no limit to the maximum potential future payments, we estimated the fair value of the liability on the date of the acquisition to be approximately $1,414,000. This fair value measurement was based on significant inputs not observed in the market and thus represents a Level 3 measurement. The fair value of the contingent guaranteed obligation was based on the estimated cost to repair endoscopes that may be damaged by one of Cantel Medical (UK)’s discontinued endoscope reprocessing machine models that remain in the marketplace, the historical frequency of claims and the likely timeframe that each machine will continue to be used. This liability was adjusted periodically by the reimbursement of repair costs, as well as recording changes in the fair value through our Condensed Consolidated Statements of Income driven by the time value of money and changes in the assumptions that were initially used in the valuation. During our third quarter of fiscal 2017, we ended the agreement with the endoscope service company. Accordingly, we decreased the remaining liability of $283,000 through our Condensed Consolidated Statements of Income at April 30, 2017.

On November 5, 2013, we recorded a $1,720,000 liability for the estimated fair value of an assumed contingent obligation payable to the Israeli Government relating to the acquisition of a private Israeli company that developed the Jet Prep® Endoscopic Flushing Device, a novel single-use irrigation and aspiration catheter to improve visualization during colonoscopy procedures (“Jet Prep”). This fair value measurement was based on significant inputs not observed in the market and thus represent Level 3 measurements. This liability is adjusted periodically by recording changes in the fair value through our Condensed Consolidated Statements of Income driven by the time value of money and changes in assumptions that were initially used in the valuation. The different likely scenarios of future sales projections used in our fair value determination at April 30, 2017 along with the requirement to repay at least the original seed funding with interest to the Israeli Government resulted in a fair value of $1,138,000 at April 30, 2017.

The fair values of the Company’s financial instruments measured on a recurring basis were categorized as follows:

	April 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$724,000	$—	$—	$724,000
Total assets	$724,000	—	$—	$724,000

Liabilities:
Accrued expenses:
Assumed contingent obligation	$—	$—	$12,000	$12,000
Other long-term liabilities:
Assumed contingent obligation	—	—	1,126,000	1,126,000
Total liabilities	$—	$—	$1,138,000	$1,138,000

	July 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$740,000	$—	$—	$740,000
Total assets	$740,000	—	$—	$740,000

Liabilities:
Accrued expenses:
Assumed contingent obligation	$—	$—	$12,000	$12,000
Contingent guaranteed obligation	—	—	366,000	366,000
Total accrued expenses	—	—	378,000	378,000
Other long-term liabilities:
Assumed contingent obligation	—	—	1,126,000	1,126,000
Contingent guaranteed obligation	—	—	75,000	75,000
Total other long-term liabilities:	—	—	1,201,000	1,201,000
Total liabilities	$—	$—	$1,579,000	$1,579,000

A reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the last seven quarters is as follows:

		Jet Prep	Cantel Medical (UK)
	Jet Prep	Assumed	Contingent
	Contingent	Contingent	Guaranteed
	Consideration	Obligation	Obligation	Total
Balance, July 31, 2015	$751,000	$1,138,000	$888,000	$2,777,000
Total net unrealized (gains) losses included in general and administrative expense in earnings	(612,000)	—	20,000	(592,000)
Settlements	—	—	(120,000)	(120,000)
Foreign currency translation	—	—	(15,000)	(15,000)
Balance, October 31, 2015	139,000	1,138,000	773,000	2,050,000
Total net unrealized losses included in general and administrative expense in earnings	4,000	—	17,000	21,000
Settlements	—	—	(100,000)	(100,000)
Foreign currency translation	—	—	(53,000)	(53,000)
Balance, January 31, 2016	143,000	1,138,000	637,000	1,918,000
Total net unrealized losses included in general and administrative expense in earnings	5,000	—	15,000	20,000
Settlements	—	—	(95,000)	(95,000)
Foreign currency translation	—	—	12,000	12,000
Balance, April 30, 2016	148,000	1,138,000	569,000	1,855,000
Total net unrealized (gains) losses included in general and administrative expense in earnings	(148,000)	—	12,000	(136,000)
Settlements	—	—	(196,000)	(196,000)
Foreign currency translation	—	—	56,000	56,000
Balance, July 31, 2016	—	1,138,000	441,000	1,579,000
Total net unrealized losses included in general and administrative expense in earnings	—	—	9,000	9,000
Settlements	—	—	(70,000)	(70,000)
Foreign currency translation	—	—	(31,000)	(31,000)
Balance, October 31, 2016	—	1,138,000	349,000	1,487,000
Total net unrealized losses included in general and administrative expense in earnings	—	—	9,000	9,000
Settlements	—	—	(47,000)	(47,000)
Foreign currency translation	—	—	12,000	12,000
Balance, January 31, 2017	—	1,138,000	323,000	1,461,000
Total net unrealized gains included in general and administrative expense in earnings	—	—	(283,000)	(283,000)
Settlements	—	—	(48,000)	(48,000)
Foreign currency translation	—	—	8,000	8,000
Balance, April 30, 2017	$—	$1,138,000	$—	$1,138,000

Assets Measured and Recorded at Fair Value on a Non-Recurring Basis

We re-measure the fair value of certain assets, such as intangible assets, goodwill and long-lived assets, including property, equipment and other assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually, as further described in Note 8 to the Condensed Consolidated Financial Statements. As the inputs utilized for our periodic impairment assessments are not based on observable market data, but are based on management’s assumptions and estimates, our goodwill, intangibles and long-lived assets are classified within Level 3 of the fair value hierarchy on a non-recurring basis. Management concluded on July 31, 2016 that none of our long-lived assets, including goodwill and intangibles with indefinite-lives, were impaired and no other events or changes in circumstances have occurred during the nine months ended April 30, 2017 that would indicate that the carrying amount of our long-lived assets may not be recoverable.

Disclosure of Fair Value of Financial Instruments

As of April 30, 2017 and July 31, 2016, the carrying amounts for cash and cash equivalents (excluding money markets), accounts receivable and accounts payable approximated fair value due to the short maturity of these instruments. We believe that as of April 30, 2017 and July 31, 2016, the fair value of our outstanding borrowings under our credit facility approximated the carrying value of those obligations since the borrowing rates were at prevailing market interest rates.

Note 8.Intangible Assets and Goodwill

Our intangible assets with definite lives consist primarily of customer relationships, technology, brand names, non-compete agreements and patents. These intangible assets are being amortized on the straight-line method over the estimated useful lives of the assets ranging from 3-20 years and have a weighted average amortization period of 12 years. Amortization expense related to intangible assets was $3,964,000 and $11,930,000 for the three and nine months ended April 30, 2017, respectively, and $3,346,000 and $9,737,000 for the three and nine months ended April 30, 2016, respectively. Our intangible assets that have indefinite useful lives, and therefore are not amortized, consist of trademarks and trade names.

The Company’s intangible assets consist of the following:

	April 30, 2017
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$116,893,000	$(32,017,000)	$84,876,000
Technology	42,543,000	(15,416,000)	27,127,000
Brand names	8,163,000	(3,024,000)	5,139,000
Non-compete agreements	3,092,000	(1,370,000)	1,722,000
Patents and other registrations	2,828,000	(1,030,000)	1,798,000
	173,519,000	(52,857,000)	120,662,000
Trademarks and tradenames	7,477,000	—	7,477,000
Total intangible assets	$180,996,000	$(52,857,000)	$128,139,000

	July 31, 2016
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$100,649,000	$(24,689,000)	$75,960,000
Technology	32,767,000	(11,813,000)	20,954,000
Brand names	6,194,000	(2,394,000)	3,800,000
Non-compete agreements	3,092,000	(1,193,000)	1,899,000
Patents and other registrations	2,508,000	(913,000)	1,595,000
	145,210,000	(41,002,000)	104,208,000
Trademarks and tradenames	7,511,000	—	7,511,000
Total intangible assets	$152,721,000	$(41,002,000)	$111,719,000

Estimated annual amortization expense of our intangible assets for the remainder for fiscal 2017 and the next five years is as follows:

Three month period ending July 31, 2017	$4,031,000
2018	15,892,000
2019	15,568,000
2020	13,815,000
2021	13,483,000
2022	12,746,000

Goodwill changed during fiscal 2016 and the nine months ended April 30, 2017 as follows:

		Water
		Purification	Healthcare		Total
	Endoscopy	and Filtration	Disposables	Dialysis	Goodwill

Balance, July 31, 2015	$87,007,000	$58,872,000	$87,939,000	$8,133,000	$241,951,000
Acquisitions	40,047,000	—	4,351,000	—	44,398,000
Foreign currency translation	(6,039,000)	8,000	—	—	(6,031,000)
Balance, July 31, 2016	121,015,000	58,880,000	92,290,000	8,133,000	280,318,000
Acquisitions	7,178,000	—	21,989,000	—	29,167,000
Foreign currency translation	(1,113,000)	(203,000)	—	—	(1,316,000)
Balance, April 30, 2017	$127,080,000	$58,677,000	$114,279,000	$8,133,000	$308,169,000

On July 31, 2016, we performed impairment studies of the Company’s goodwill and indefinite lived trademarks and trade names and concluded that such assets were not impaired. While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results and cash flows (which management believes to be reasonable), discount rates based on the Company’s weighted average cost of capital and appropriate benchmark peer companies. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future sales forecasts. Subsequent changes in these assumptions and estimates could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. At July 31, 2016, the fair value of all of our reporting units exceeded book value by substantial amounts. However, we believe the most significant assumptions impacting the impairment assessment of Dialysis relate to the assumed rate in which annual sales will decline as well as the expected future operating efficiencies included in our projections of future operating results and cash flows of this segment. If future operating results and cash flows are substantially less than our projections, future impairment charges may be recorded. On April 30, 2017, management concluded that no events or changes in circumstances have occurred during the nine months ended April 30, 2017 that would indicate that the carrying amount of our intangible assets and goodwill may not be recoverable.

Note 9.Warranties

A summary of activity in the warranty reserves follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2017	2016	2017	2016

Beginning balance	$2,667,000	$1,967,000	$2,575,000	$1,740,000
Acquisitions	—	—	121,000	28,000
Provisions	1,336,000	1,505,000	4,421,000	3,264,000
Settlements	(1,245,000)	(887,000)	(4,344,000)	(2,365,000)
Foreign currency translation	5,000	9,000	(10,000)	(73,000)
Ending balance	$2,763,000	$2,594,000	$2,763,000	$2,594,000

The warranty provisions for the three and nine months ended April 30, 2017 and 2016 relate principally to the Company’s endoscope reprocessing and water purification equipment. Warranty reserves are included in accrued expenses in the Condensed Consolidated Balance Sheets.

Note 10.Financing Arrangements

On March 4, 2014, we entered into a $250,000,000 Third Amended and Restated Credit Agreement (the “2014 Credit Agreement”). The 2014 Credit Agreement includes a five-year $250,000,000 senior secured revolving facility with sublimits of up to $100,000,000 for borrowings in foreign currencies, $30,000,000 for letters of credit and $10,000,000 for swing line loans (the “2014 Revolving Credit Facility”). Subject to the satisfaction of certain conditions precedent including the consent of the lenders, the Company may from time to time increase the 2014 Revolving Credit

Facility by an aggregate amount not to exceed $100,000,000. The senior lenders include Bank of America N.A. (the lead bank and administrative agent), PNC Bank, National Association and Wells Fargo Bank, National Association. The 2014 Credit Agreement expires on March 4, 2019. Additionally, subject to certain restrictions and conditions (i) any of our domestic or foreign subsidiaries may become borrowers and (ii) borrowings may occur in multi-currencies. Furthermore, we incurred debt issuance costs of $1,318,000 relating to the 2014 Credit Agreement which was recorded in other assets along with the remaining unamortized debt issuance costs of $512,000 relating to our former revolving credit facility. The total of these two amounts is being amortized over the life of the 2014 Credit Agreement. At April 30, 2017, unamortized debt issuance costs recorded in other assets amounted to $671,000.

Borrowings under the 2014 Credit Agreement bear interest at rates ranging from 0.25% to 1.25% above the lender’s base rate, or at rates ranging from 1.25% to 2.25% above the London Interbank Offered Rate (“LIBOR”), depending upon the Company’s “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2014 Credit Agreement (“Consolidated EBITDA”). At April 30, 2017, the lender’s base rate was 4.00% and the LIBOR rates ranged from 0.99% to 1.33%. The margins applicable to our outstanding borrowings were 0.25% above the lender’s base rate or 1.25% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at April 30, 2017. The 2014 Credit Agreement also provides for fees on the unused portion of our facility at rates ranging from 0.20% to 0.40%, depending upon our Consolidated Leverage Ratio; such rate was 0.20% at April 30, 2017.

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

On April 30, 2017, we had $145,000,000 of outstanding borrowings under the 2014 Credit Agreement. Subsequent to April 30, 2017, we repaid $6,000,000 resulting in total outstanding borrowings of $139,000,000 at June 8, 2017, none of which is required to be repaid until March 2019.

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

The following table sets forth the computation of basic and diluted EPS available to shareholders of common stock (excluding participating securities):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2017	2016	2017	2016
Numerator for basic and diluted earnings per share:
Net income	$17,511,000	$14,019,000	$54,381,000	$43,662,000
Less income allocated to participating securities	(98,000)	(115,000)	(335,000)	(359,000)
Net income available to common shareholders	$17,413,000	$13,904,000	$54,046,000	$43,303,000

Denominator for basic and diluted earnings per share, as adjusted for participating securities:
Denominator for basic earnings per share - weighted average number of shares outstanding attributable to common stock	41,489,587	41,363,548	41,459,067	41,335,488

Dilutive effect of stock options using the treasury stock method and the average market price for the year	75,431	47,164	74,420	44,817

Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	41,565,018	41,410,712	41,533,487	41,380,305

Earnings per share attributable to common stock:
Basic earnings per share	$0.42	$0.34	$1.30	$1.05

Diluted earnings per share	$0.42	$0.34	$1.30	$1.05

Stock options excluded from weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	—	—	—	—

A reconciliation of weighted average number of shares and common stock equivalents attributable to common stock, as determined above, to the Company’s total weighted average number of shares and common stock equivalents, including participating securities, is set forth in the following table:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2017	2016	2017	2016
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	41,565,018	41,410,712	41,533,487	41,380,305

Participating securities	233,501	340,708	259,050	342,746

Total weighted average number of shares and common stock equivalents attributable to both common stock and participating securities	41,798,519	41,751,420	41,792,537	41,723,051

Note 12.Income Taxes

A reconciliation of the consolidated effective income tax rate for the nine months ended April 30, 2016 to the nine months ended April 30, 2017 is as follows:

Consolidated
Effective
Income Tax Rate
April 30, 2016	36.7%
Differential attributable to:
Excess tax benefits	(2.7)%
Acquisition related items, net	(0.5)%
International operations	(0.3)%
Other	(1.3)%
April 30, 2017	31.9%

The consolidated effective tax rate for the nine months ended April 30, 2017 was favorably affected primarily by the recording of excess tax benefits relating to stock awards that vested in October 2016. As a result of the adoption of ASU 2016-09 on August 1, 2016, we no longer record excess tax benefits as an increase to additional paid-in capital, but record such excess tax benefits on a prospective basis as a reduction of income tax expense, which amounted to  $2,191,000 for the nine months ended April 30, 2017, as further described in Notes 2 and 4 of the Condensed Consolidated Financial Statements. Since most of our stock awards vest in October annually, we do not anticipate the recording of additional significant excess tax benefits for the remainder of fiscal 2017.

We record liabilities for an unrecognized tax benefit when a tax benefit for an uncertain tax position is taken or expected to be taken on a tax return, but is not recognized in our Condensed Consolidated Financial Statements because it does not meet the more-likely-than-not recognition threshold that the uncertain tax position would be sustained upon examination by the applicable taxing authority. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the tax authorities. Any adjustments upon resolution of income tax uncertainties are recognized in our results of operations. Our policy is to record potential interest and penalties related to income tax positions in interest expense and general and administrative expense, respectively, in our Condensed Consolidated Financial Statements. However, such amounts have historically been insignificant due to the minimal amount of our unrecognized tax benefits relating to uncertain tax positions. For the three and nine months ended April 30, 2017 and fiscal 2016, we have not had any uncertain tax positions in which a liability would be recorded.

The Company concluded an audit by the Internal Revenue Service (“IRS”) for fiscal year 2015. With respect to state or foreign income tax examinations, we are generally no longer subject to examinations for fiscal years ended prior to July 31, 2009.

Note 13.Commitments and Contingencies

Long-Term Contractual Obligations

As of April 30, 2017, aggregate annual required payments over the remaining fiscal year, the next four years and thereafter under our contractual obligations that have long-term components are as follows:

	Three Months	Year Ending July 31,
	Ending July 31,	(Amounts in thousands)
	2017	2018	2019	2020	2021	Thereafter	Total
Maturity of the credit facility	$—	$—	$145,000	$—	$—	$—	$145,000
Expected interest payments under the credit facility (1)	877	3,509	2,047	—	—	—	6,433
Minimum commitments under noncancelable operating leases	1,791	5,965	5,056	3,681	2,625	3,652	22,770
Compensation agreements	1,775	6,034	1,149	498	377	583	10,416
Assumed contingent liability (2)	19	93	188	246	280	439	1,265
Other long-term obligations	88	267	101	12	3	—	471
Total contractual obligations	$4,550	$15,868	$153,541	$4,437	$3,285	$4,674	$186,355

(1)	The expected interest payments under our credit facility reflect an interest rate of 2.42%, which was our weighted average interest rate on outstanding borrowings at April 30, 2017.

(2)

These future potential payments of an assumed contingent liability relate to the Jet Prep Acquisition, as further described in Note 7 to the Condensed Consolidated Financial Statements, and are reflected in the April 30, 2017 Condensed Consolidated Balance Sheet at its net present value of $1,138,000 using a discount rate of 2.5%.

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

Other Long-Term Obligations

In relation to the acquisition of our business in Italy on November 3, 2014, we assumed an $843,000 liability to the Bank of Italy as part of funding provided by an Italian government agency, of which $187,000 and $656,000 were recorded in accrued expenses and other long-term liabilities, respectively. Such amount was a portion of the financial support obtained from the Italian government’s Ministry of Education, Universities and Research to fund research and development activity relating to the business’s automated endoscope reprocessors. The liability is payable in semi-annual installments, bears interest at 0.25% per annum and has a maturity date of January 1, 2019. At April 30, 2017, $323,000 is outstanding, of which $161,000 is recorded in accrued expense and $162,000 is recorded in other long-term liabilities. Additionally, other long-term obligations include various long-term purchase commitments and capital lease obligations.

Note 14.Accumulated Other Comprehensive (Loss) Income

The components and changes in accumulated other comprehensive (loss) income were as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2017	2016	2017	2016

Beginning balance	$(15,728,000)	$(6,802,000)	$(11,795,000)	$1,224,000
Other comprehensive income (loss) for foreign currency translation	1,384,000	3,999,000	(2,549,000)	(4,027,000)
Ending balance	$(14,344,000)	$(2,803,000)	$(14,344,000)	$(2,803,000)

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

None of our customers accounted for 10% or more of our consolidated net sales for the nine months ended April 30, 2017 and 2016.

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

Two customers collectively accounted for approximately 50.7% of our Water Purification and Filtration segment net sales for the nine months ended April 30, 2017.

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

Four customers collectively accounted for approximately 50.4% of our Healthcare Disposables segment net sales for the nine months ended April 30, 2017.

Dialysis, which includes medical device reprocessing systems, sterilants/disinfectants, dialysate concentrates and other supplies for renal dialysis. Additionally, this segment includes technical maintenance service on its products.

Two customers accounted for approximately 38.8% of our Dialysis segment net sales for the nine months ended April 30, 2017.

The operating segments follow the same accounting policies used for our Condensed Consolidated Financial Statements as described in Note 2 to the 2016 Form 10-K.

Information as to operating segments is summarized below:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2017	2016	2017	2016

Net sales:
Endoscopy	$100,349,000	$91,892,000	$288,544,000	$244,992,000
Water Purification and Filtration	47,940,000	44,645,000	145,233,000	132,609,000
Healthcare Disposables	36,177,000	29,779,000	108,256,000	83,157,000
Dialysis	7,647,000	7,387,000	22,622,000	24,995,000
Total	$192,113,000	$173,703,000	$564,655,000	$485,753,000

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2017	2016	2017	2016

Operating income:
Endoscopy	$18,514,000	$16,279,000	$54,853,000	$43,402,000
Water Purification and Filtration	7,842,000	6,934,000	25,167,000	22,336,000
Healthcare Disposables	6,392,000	6,162,000	20,857,000	18,195,000
Dialysis	2,315,000	1,795,000	6,275,000	6,216,000
	35,063,000	31,170,000	107,152,000	90,149,000
General corporate expenses	(7,619,000)	(7,907,000)	(24,032,000)	(18,714,000)
Income from operations	27,444,000	23,263,000	83,120,000	71,435,000
Interest expense, net	(1,084,000)	(871,000)	(3,303,000)	(2,487,000)

Income before income taxes	$26,360,000	$22,392,000	$79,817,000	$68,948,000

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

Results of Operations provides a discussion of the consolidated results of operations for the three and nine months ended April 30, 2017 compared with the three and nine months ended April 30, 2016.

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

Significant Activity

(i)Some of our key financial results for the three and nine months ended April 30, 2017 compared with the three and nine months ended April 30, 2016 were as follows:

•

Net sales increased by 10.6% to $192,113,000 from $173,703,000 for the three months ended April 30, 2017 and 16.2% to $564,655,000 from $485,753,000 for the nine months ended April 30, 2017; organic sales (i.e. excluding acquisitions and foreign currency translation) increased by 7.4% and 11.6% for the three and nine months ended April 30, 2017, respectively.

•	Gross profit as a percentage of net sales increased to 47.6% from 46.2% for the three months ended April 30, 2017 and 47.7% from 46.1% for the nine months ended April 30, 2017.

•

Net income under United States generally accepted accounting principles (GAAP) increased by 24.9% to $17,511,000 from $14,019,000 for the three months ended April 30, 2017 and 24.5% to $54,381,000 from $43,662,000 for the nine months ended April 30, 2017.

•

After adjusting net income for amortization expense and atypical items, non-GAAP net income increased by 17.2% to $21,377,000 from $18,243,000 for the three months ended April 30, 2017 and 21.7% to $64,251,000 from $52,776,000 for the nine months ended April 30, 2017, as further described and reconciled to net income in “Non-GAAP Financial Measures” in this MD&A.

•

Adjusted earnings before interest, taxes, depreciation, amortization and stock-based compensation expense (“Adjusted EBITDAS”) increased by 11.5% to $38,813,000 from $34,822,000 for the three months ended

April 30, 2017 and 18.5% to $118,911,000 from $100,315,000 for the nine months ended April 30, 2017, as further described and reconciled to net income in “Non-GAAP Financial Measures” in this MD&A.

We continue to benefit from having a broad portfolio of infection prevention and control products sold into diverse business segments, where approximately 73% of our net sales are attributable to consumable products and service. The primary factors that contributed to this financial performance, as further described elsewhere in this MD&A, were as follows:

•

significantly higher sales and profitability in our Endoscopy segment principally due to (i) increases in demand for higher margin products, such as disposable infection control products used in GI endoscopy procedures, and endoscope reprocessing disinfectants and service as a result of the increased field population of equipment and to a much lesser extent, (ii) the inclusion of sales of an acquisition completed in the first quarter of our prior fiscal year,

•

higher sales and improved profitability in our Water Purification and Filtration segment primarily due to increases in demand for our capital equipment in the dialysis industry attributable to the growing number of dialysis patients and clinics in the United States,

•

enhanced profitability in our Healthcare Disposables segment mainly due to (i) increased sales of higher margin products such as sterility assurance and waterline disinfection products, (ii) lower manufacturing costs and (iii) the inclusion of sales of recent acquisitions, and

•

the recording of atypical tax benefits during our first quarter of fiscal 2017, which decreased our effective tax rate, as further explained within “Non-GAAP Financial Measures” elsewhere in this MD&A.

The above factors were partially offset by:

•	our strategic decision to invest in various growth initiatives designed to expand into new markets and gain or maintain market share in our three largest segments, and

•	the impact of costs associated with restructuring initiatives, as further described within “Non-GAAP Financial Measures” elsewhere in this MD&A.

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

(iii)In our current fiscal year, we acquired (i) all the issued and outstanding stock of Accutron, Inc. (“Accutron”) on August 1, 2016 (the “Accutron Acquisition”), (ii) certain net assets of Vantage Endoscopy Inc. (“Vantage”) related to the distribution and sale of our Medivators endoscopy products in Canada (the “Vantage Acquisition”) and (iii) certain net assets of CR Kennedy & Company Pty Ltd. (“CR Kennedy”) related to its distribution and sale of our Medivators endoscopy products in Australia (the “CR Kennedy Acquisition”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements.

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

	Three Months Ended				Nine Months Ended
	April 30,				April 30,
(Amounts in Thousands)	2017		2016		2017		2016
	$	%	$	%	$	%	$	%
Net Sales by Segment
Endoscopy	$100,349	52.2%	$91,892	52.9%	$288,544	51.1%	$244,992	50.4%
Water Purification and Filtration	47,940	25.0%	44,645	25.7%	145,233	25.7%	132,609	27.3%
Healthcare Disposables	36,177	18.8%	29,779	17.1%	108,256	19.2%	83,157	17.1%
Dialysis	7,647	4.0%	7,387	4.3%	22,622	4.0%	24,995	5.2%
Total net sales	$192,113	100.0%	$173,703	100.0%	$564,655	100.0%	$485,753	100.0%

Net Sales by Geography
United States	$146,032	76.0%	$134,690	77.5%	$442,658	78.4%	$377,405	77.7%
International	46,081	24.0%	39,013	22.5%	121,997	21.6%	108,348	22.3%
Total net sales	$192,113	100.0%	$173,703	100.0%	$564,655	100.0%	$485,753	100.0%

The following table gives information as to the amount of operating income, as well as operating income as a percentage of net sales, for each of our reporting segments.

	Three Months Ended				Nine Months Ended
	April 30,				April 30,
	2017		2016		2017		2016
	Operating	% of	Operating	% of	Operating	% of	Operating	% of
(Amounts in Thousands)	Income	Net Sales	Income	Net sales	Income	Net sales	Income	Net sales

Endoscopy	$18,514	18.4%	$16,279	17.7%	$54,853	19.0%	$43,402	17.7%
Water Purification and Filtration	7,842	16.4%	6,934	15.5%	25,167	17.3%	22,336	16.8%
Healthcare Disposables	6,392	17.7%	6,162	20.7%	20,857	19.3%	18,195	21.9%
Dialysis	2,315	30.3%	1,795	24.3%	6,275	27.7%	6,216	24.9%
Operating income by segment	35,063	18.3%	31,170	17.9%	107,152	19.0%	90,149	18.6%
General corporate expenses	(7,619)		(7,907)		(24,032)		(18,714)
Income from operations	$27,444	14.3%	$23,263	13.4%	$83,120	14.7%	$71,435	14.7%

Net Sales

Total net sales increased by $18,410,000, or 10.6%, to $192,113,000 for the three months ended April 30, 2017 from $173,703,000 for the three months ended April 30, 2016. The 10.6% increase in net sales for the three months ended April 30, 2017 includes (i) a 7.4% increase in organic sales, (ii) a 4.4% increase in sales due to acquisitions and (iii) a 1.2% decrease due to foreign currency translation.

Total net sales increased by $78,902,000, or 16.2%, to $564,655,000 for the nine months ended April 30, 2017 from $485,753,000 for the nine months ended April 30, 2016. The 16.2% increase in net sales for the nine months ended April 30, 2017 includes (i) a 11.6% increase in organic sales, (ii) a 5.8% increase in sales due to acquisitions and (iii) a 1.2% decrease due to foreign currency translation.

International net sales increased by $7,068,000, or 18.1%, to $46,081,000 for the three months ended April 30, 2017, compared with the three months ended April 30, 2016. The 18.1%, increase in net sales consist of (i) an increase of 18.6% in organic net sales, (ii) an increase of 5.1% in net sales due to acquisitions and (iii) a decrease of 5.6% in net sales due to foreign currency translation.

International net sales increased by $13,649,000, or 12.6%, to $121,997,000 for the nine months ended April 30, 2017, compared with the nine months ended April 30, 2016. The 12.6% increase in net sales consist of (i) an increase of 10.2% in organic net sales, (ii) an increase of 7.3% in net sales due to acquisitions and (iii) a decrease of 4.9% in net sales due to foreign currency translation.

For the three and nine months ended April 30, 2017, the increase in domestic organic net sales was primarily attributable to increases in net sales of products and services in our three largest segments, (i) Endoscopy, (ii) Water Purification and Filtration and (iii) Healthcare Disposables, and the increase in international organic net sales was primarily attributable to increases in net sales in our Endoscopy segment, as further described below.

Gross Profit

Gross profit increased by $11,127,000, or 13.9%, to $91,448,000 for the three months ended April 30, 2017 from $80,321,000 for the three months ended April 30, 2016. Gross profit as a percentage of net sales for the three months ended April 30, 2017 and 2016 was 47.6% and 46.2%, respectively.

Gross profit increased by $45,576,000, or 20.4%, to $269,432,000 for the nine months ended April 30, 2017 from $223,856,000 for the nine months ended April 30, 2016. Gross profit as a percentage of net sales for the nine months ended April 30, 2017 and 2016 was 47.7% and 46.1%, respectively.

The higher gross profit as a percentage of net sales for the three and nine months ended April 30, 2017, compared with the three and nine months ended April 30, 2016, was primarily attributable to (i) more favorable sales mix due to increases in sales volume of certain products that carry higher gross margin percentages such as our sterility assurance and waterline disinfection products in our Healthcare Disposables segment, and procedure room products and disinfectants in our Endoscopy segment, (ii) lower manufacturing costs primarily due to cost control initiatives, (iii) increased plant productivity due to the increased sales volume and (iv) a decrease of $2,040,000 for the nine months ended April 30, 2017 in medical device excise tax due to the recent moratorium, as further explained below, partially offset by an increase in net sales of lower margin capital equipment primarily in our Water Purification and Filtration segment.

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

Operating Expenses

Selling expenses increased by $3,622,000, or 13.5%, to $30,509,000 for the three months ended April 30, 2017 from $26,887,000 for the three months ended April 30, 2016. For the nine months ended April 30, 2017, selling expenses increased by $14,345,000, or 20.2%, to $85,312,000 from $70,967,000 for the nine months ended April 30, 2016. For the three and nine months ended April 30, 2017, selling expenses increased primarily due to (i) increased sales and marketing initiatives to expand into new markets, including international markets, and to gain or maintain market share by hiring and training additional sales and marketing personnel and increasing travel budgets primarily in our Endoscopy segment, (ii) the inclusion of selling and marketing expenses of acquisitions, and (iii) increases in annual salaries.

Selling expenses as a percentage of net sales was 15.9% and 15.5% for the three months ended April 30, 2017 and 2016, respectively, and 15.1% and 14.6% for the nine months ended April 30, 2017 and 2016, respectively.

General and administrative expenses increased by $3,098,000, or 11.9%, to $29,204,000 for the three months ended April 30, 2017 from $26,106,000 for the three months ended April 30, 2016. For the nine months ended April 30, 2017, general and administrative expenses increased by $17,117,000, or 24.3%, to $87,672,000 from $70,555,000 for the nine months ended April 30, 2016. General and administrative expenses increased primarily due to (i) increases in annual salaries and incentive compensation including stock-based compensation, (ii) the addition of internal and external resources to address various growth initiatives and compliance requirements, (iii) an increase in amortization expense, primarily during the nine months ended April 30, 2017, related to recent acquisitions and (iv) severance and other restructuring costs primarily in our Endoscopy segment to improve operating efficiencies and realign resources for continued investment in strategic initiatives, partially offset by lower acquisition related items such as transaction and integration charges and fair value adjustments.

Excluding (i) current and prior year amortization expense, (ii) current and prior year acquisition related items such as transaction and integration charges and fair value adjustments, (iii) current and prior year costs associated with the planned retirement of our former Chief Executive Officer and (iv) severance and other restructuring costs, as further described within Non-GAAP Financial Measures elsewhere in this MD&A, general and administrative expenses increased by $3,667,000, or 18.1%, to $23,989,000 for the three months ended April 30, 2017, and $13,373,000, or 23.3%, to $70,793,000 for the nine months ended April 30, 2017. A significant portion of these increases are attributable to the inclusion of general and administrative expenses of our acquisitions.

General and administrative expenses as a percentage of net sales were 15.2% and 15.0% for the three months ended April 30, 2017 and 2016, respectively, and 15.5%  and 14.5% for the nine months ended April 30, 2017 and 2016, respectively.

Research and development expenses (which include continuing engineering costs) increased by $226,000, or 5.6%, to $4,291,000 for the three months ended April 30, 2017 from $4,065,000 for the three months ended April 30, 2016. For the nine months ended April 30, 2017, research and development expenses increased by $2,429,000, or 22.3%, to $13,328,000, from $10,899,000 for the nine months ended April 30, 2016. The increase for the three and nine months ended April 30, 2017 was primarily due to additional product development initiatives, primarily in our Endoscopy segment, including projects related to the inclusion of recent acquisitions.

Research and development expense as a percentage of net sales were 2.2% and 2.3% for the three months ended April 30, 2017 and 2016, respectively, and 2.4% and 2.2% for the nine months ended April 30, 2017 and 2016, respectively.

Interest

Interest expense increased by $218,000 to $1,108,000 for the three months ended April 30, 2017 from $890,000 for the three months ended April 30, 2016. For the nine months ended April 30, 2017, interest expense increased by $816,000 to $3,365,000 from $2,549,000 for the nine months ended April 30, 2016. The increases were due to an increase in the average outstanding borrowings due to the funding of recent acquisitions.

Interest income increased by $5,000 to $24,000 for the three months ended April 30, 2017 from $19,000 for the three months ended April 30, 2016. For the nine months ended April 30, 2017 and 2016, respectively, interest income was $62,000.

Income Taxes

A reconciliation of the consolidated effective income tax rate for the nine months ended April 30, 2016 to the nine months ended April 30, 2017 is as follows:

Consolidated
Effective
Income Tax Rate
April 30, 2016	36.7%
Differential attributable to:
Excess tax benefits	(2.7)%
Acquisition related items, net	(0.5)%
International operations	(0.3)%
Other	(1.3)%
April 30, 2017	31.9%

The consolidated effective tax rate for the nine months ended April 30, 2017 was favorably affected primarily by the recording of excess tax benefits relating to stock awards that vested in October 2016. As a result of the adoption of ASU 2016-09 on August 1, 2016, we no longer record excess tax benefits as an increase to additional paid-in capital, but record such excess tax benefits on a prospective basis as a reduction of income tax expense, which amounted to $2,191,000 for the nine months ended April 30, 2017, as further described in Notes 2 and 4 of the Condensed Consolidated Financial Statements and in Critical Accounting Policies elsewhere in this MD&A. Since most of our stock awards vest in October annually, we do not anticipate the recording of additional significant excess tax benefits for the remainder of fiscal 2017.

Endoscopy Segment

Net sales of endoscopy products and services increased by $8,457,000, or 9.2%, for the three months ended April 30, 2017, compared with the three months ended April 30, 2016. For the nine months ended April 30, 2017, net sales of endoscopy products and services increased by $43,552,000, or 17.8%, compared with the nine months ended

April 30, 2016. The 9.2% and 17.8% increases in net sales consist of (i) increases of 9.9% and 17.1%, respectively, in organic net sales, (ii) increases of 1.6% and 2.9%, respectively, in net sales due to acquisitions and (iii) decreases of 2.3% and 2.2% in net sales due to foreign currency translation for both periods. The increase in organic net sales for the three and nine months ended April 30, 2017 was primarily due to increases in demand in the United States and internationally for our (i) procedure room products (disposable infection control products used in GI endoscopy procedures) due to sales and marketing efforts, (ii) disinfectants and service due to the increase in the installed base of endoscope reprocessing equipment and (iii) endoscope reprocessing equipment primarily during our first and second quarters of fiscal 2017 due to our sales and marketing programs. We expect sales of disinfectants, service, filters and equipment accessories, most of which carry higher margins, to continue to benefit as we increase the installed base of endoscope reprocessing equipment. These increases were partially offset by overall lower selling prices principally related to endoscopy reprocessing equipment and procedure room products as a result of our strategic growth plan and increased competition.

The Endoscopy segment’s operating income increased by $2,235,000, or 13.7%, for the three months ended April 30, 2017, compared with the three months ended April 30, 2016, and $11,451,000, or 26.4%, for the nine months ended April 30, 2017, compared with the nine months ended April 30, 2016. The increases were primarily due to increases in sales in the United States and internationally for our endoscopy products and services, as further explained above, partially offset by increased investment in our sales team and other selling initiatives as well as increases in annual salaries, personnel, incentive compensation and restructuring initiatives. Excluding amortization expense as well as atypical items relating to current and prior year acquisition related items and current year restructuring initiatives, as further described within Non-GAAP Financial Measures elsewhere in this MD&A, the Endoscopy segment’s operating income increased by $2,743,000, or 14.6%, and $11,948,000, or 23.4%, for the three and nine months ended April 30, 2017 compared with the three and nine months ended April 30, 2016.

Water Purification and Filtration Segment

Net sales of water purification and filtration products and services increased by $3,295,000, or 7.4%, for the three months ended April 30, 2017, compared with the three months ended April 30, 2016, and for the nine months ended April 30, 2017 by $12,624,000, or 9.5%, compared to the nine months ended April 30, 2016. The increases in net sales of water purification and filtration products and services increased due to  increases in demand for our capital equipment in the dialysis industry attributable to the growing number of dialysis patients and clinics in the United States.

The Water Purification and Filtration segment’s operating income increased by $908,000, or 13.1%, for the three months ended April 30, 2017, compared with the three months ended April 30, 2016, and $2,831,000, or 12.7%, for the nine months ended April 30, 2017, compared with the nine months ended April 30, 2016, primarily as a result of higher sales of lower margin capital equipment, as further explained above, and to a lesser extent, a decrease in warranty expenses.

Healthcare Disposables Segment

Net sales of healthcare disposables products increased by $6,398,000, or 21.5%, for the three months ended April 30, 2017, compared with the three months ended April 30, 2016, and for the nine months ended April 30, 2017 by $25,099,000, or 30.2%, when compared to the nine months ended April 30, 2016. The 21.5% and 30.2% increases in net sales consist of (i) an increase of 0.6% and 5.0% in organic net sales and (ii) an increase of 20.9% and 25.2% in net sales due to acquisitions. The increase in organic net sales for the three and nine months ended April 30, 2017 was primarily due to an increase in demand for higher margin products such as sterility assurance and waterline disinfection products, as well as branded products compared to products labeled with our customers’ names.

The Healthcare Disposables segment’s operating income increased by $230,000, or 3.7%, for the three months ended April 30, 2017, compared with the three months ended April 30, 2016, and $2,662,000, or 14.6%, for the nine months ended April 30, 2017 compared with the nine months ended April 30, 2016, primarily due to (i) the increase in higher margin sales, as further explained above, (ii) the inclusion of the Accutron and NAMSA Acquisitions and (iii) lower manufacturing costs, partially offset by increases to annual salaries, the hiring of additional sales personnel and the recording of severance expense. Excluding amortization expense, and to a much lesser extent acquisition related items, as further described within Non-GAAP Financial Measures elsewhere in this MD&A, the Healthcare Disposables segment’s operating income increased by $568,000, or 7.9%, and $5,042,000, or 24.7%, for the three and nine months ended April 30, 2017 compared with the three and nine months ended April 30, 2016, respectively.

Dialysis Segment

Net sales of dialysis products increased by $260,000, or 3.5%, for the three months ended April 30, 2017, compared with the three months ended April 30, 2016, and decreased by $2,373,000, or 9.5%, for the nine months ended April 30, 2017 compared to the nine months ended April 30, 2016. Net sales for the three and nine months ended April 30, 2017 were adversely affected by decreases in demand for our sterilant product and RENATRON® reprocessing equipment both internationally and in the United States due to the market shift from reusable to single-use dialyzers, as further described elsewhere in this MD&A. However, for the three months ended April 30, 2017, the decreases in demand for those products were offset by an increase in demand for our lower margin concentrate product.

The Dialysis segment’s operating income increased by $520,000, or 29.0% for the three months ended April 30, 2017, compared with the three months ended April 30, 2016, due to the impact of higher demand for our concentrate product and a decrease in general and administrative expenses as a result of cost control initiatives. For the nine months ended April 30, 2017, compared to the nine months ended April 30, 2016, operating income increased by $59,000, or 0.9%, primarily due to a decrease in general and administrative expenses as a result of cost control initiatives, substantially offset by lower net sales, as further explained above.

With the exception of increased sales of low margin concentrate products, which is a product not used in dialyzer reprocessing, sales in our Dialysis segment in recent years have been adversely impacted by the decrease in demand for our sterilants and RENATRON® reprocessing equipment principally due to the shift from reusable to single-use dialyzers as a result of the declining cost of single-use dialyzers, the ease of using a dialyzer one time, and the commitment of Fresenius Medical Care, the largest dialysis provider chain in the United States and a manufacturer of single-use dialyzers, to convert dialysis clinics performing reuse to single-use facilities. In addition, DaVita, a customer who accounted for approximately 9.4% of net sales in this segment, has converted certain clinics from reuse to single-use and in many cases utilizes single-use when opening new clinics. Based on discussions with customers, we expect the downward trend in reuse dialyzers in the United States will continue during the remainder of fiscal 2017. A substantial decrease in the market for reprocessing products is likely to result in a significant loss of net sales and a lower level of profitability and operating cash flow in this segment in the future as well as potential future impairments of long-lived assets. Such reduction would also adversely affect our consolidated results of operations. See “Risk Factors” in our 2016 Form 10-K.

General Corporate Expenses

General corporate expenses relate to unallocated corporate costs primarily related to executive management personnel as well as costs associated with certain facets of our acquisition program and being a publicly traded company. Such expenses decreased by $288,000, or 3.6%, for the three months ended April 30, 2017 compared with the three months ended April 30, 2016, primarily due to $1,162,000 of costs recorded in our third quarter of fiscal 2016 associated with the planned retirement of our former Chief Executive Officer, partially offset by (i) the addition of internal and external resources to address various growth initiatives and compliance requirements and (ii) increases in annual salaries and incentive compensation, including stock-based compensation expense. For the nine months ended April 30, 2017 compared with the nine months ended April 30, 2016, general corporate expenses increased by $5,318,000, or 28.4%, primarily due to (i) the addition of internal and external resources to address various growth initiatives and compliance requirements, (ii) increases in annual salaries and incentive compensation, including stock-based compensation expense and (iii) incremental costs associated with the planned retirement of our former Chief Executive Officer, as further explained below in Non-GAAP Financial Measures.

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

For the three and nine months ended April 30, 2017, we made adjustments to net income and diluted EPS to exclude (i) amortization expense, (ii) significant acquisition related items impacting current operating performance including legal, transaction and integration charges as well as fair value adjustments and (iii) restructuring charges. Additionally, we made adjustments to the nine months ended April 30, 2017 to exclude (i) costs associated with the planned retirement of our former Chief Executive Officer and (ii) the favorable impact of atypical income tax benefits to arrive at our non-GAAP financial measures, non-GAAP net income and non-GAAP diluted EPS.

For the three and nine months ended April 30, 2016, we made adjustments to net income and diluted EPS to exclude (i) amortization expense, (ii) significant acquisition related items, (iii) costs associated with the planned retirement of our former Chief Executive Officer and (iv) with respect to the nine months ended April 30, 2016, the favorable impact of tax legislation to arrive at our non-GAAP financial measures, non-GAAP net income and non-GAAP diluted EPS.

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

In the second and third quarters of fiscal 2017, we recorded severance and other restructuring costs, primarily in our Endoscopy segment, to improve operating efficiencies and realign resources for continued investment in strategic initiatives. We expect further restructuring costs to occur in the fourth quarter of fiscal 2017. Since restructuring costs have historically been infrequent and masks our underlying operating performance, we have made an adjustment to our net income and EPS to exclude such restructuring costs to arrive at our non-GAAP financial measures.

The consolidated effective tax rate for the nine months ended April 30, 2017 was favorably affected by the recording of excess tax benefits relating to stock awards that vested in October 2016. As a result of the adoption of a new accounting pronouncement on August 1, 2016, as further described in Notes 2 and 4 of the Condensed Consolidated Financial Statements and elsewhere in this MD&A, we no longer record excess tax benefits as an increase to additional paid-in capital, but record such excess tax benefits on a prospective basis as a reduction of income tax expense, which amounted to $2,241,000 in our first quarter of fiscal 2017. Since most of our stock awards were granted annually in our first quarter and vest on the anniversaries of the grant date, we do not anticipate the recording of additional significant excess tax benefits for the remainder of fiscal 2017. The magnitude of the impact of excess tax benefits generated in the future, which may be favorable or unfavorable, are dependent upon the Company’s future grants of stock-based compensation, the Company’s future stock price on the date awards vest in relation to the fair value of awards on grant date and the exercise behavior of the Company’s option holders. Since these favorable tax benefits are largely unrelated to our current year’s income before taxes and is unrepresentative of our normal effective tax rate, we excluded its impact on net income and EPS for our first quarter of fiscal 2017 for the purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current performance and a comparison to past performance.

The prior year consolidated effective tax rate was favorably affected by tax legislation enacted in the United States and internationally that enabled us to record favorable tax benefits in our second quarter of fiscal 2016 relating to the entire calendar 2015. Since these favorable tax benefits were largely unrelated to our second quarter’s income before taxes and was unrepresentative of our normal effective tax rate, we excluded its impact on net income and EPS for purposes of calculating these non-GAAP financial measures.

The reconciliations of net income to non-GAAP net income were calculated as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
(Amounts in Thousands)	2017	2016	2017	2016

Net income, as reported	$17,511	$14,019	$54,381	$43,662
Intangible amortization (1)	3,964	3,346	11,930	9,737
Acquisition related items (2)	720	1,682	1,795	3,213
CEO retirement costs (1)	—	1,162	1,937	1,162
Restructuring costs (1)	879	—	1,735	—
Income tax benefit on above adjustments (3)	(1,697)	(1,966)	(5,286)	(4,198)
Excess tax benefit (3)	—	—	(2,241)	—
Tax legislative changes (3)	—	—	—	(800)
Non-GAAP net income	$21,377	$18,243	$64,251	$52,776

(1)	Amounts are recorded in general and administrative expenses.
(2)

For the three and nine months ended April 30, 2017, acquisition related items of $330 and $500, respectively, were recorded in cost of sales and $390 and $1,295 were recorded in general administrative expenses. For the three and nine months ended April 30, 2016, acquisition related items of $388 and $959, respectively, were recorded in cost of sales and $1,294 and $2,254 were recorded in general administrative expenses.

(3)	Amounts are recorded in income taxes.

The reconciliations of diluted EPS to non-GAAP diluted EPS were calculated as follows:

	Three Months Ended				Nine Months Ended
	April 30,				April 30,
	2017		2016		2017	2016

Diluted EPS, as reported	$0.42		$0.34		$1.30	$1.05
Intangible amortization, net of tax	0.07		0.06		0.20	0.16
Acquisition related items, net of tax	0.01		0.03		0.03	0.05
CEO retirement costs, net of tax	—		0.02		0.03	0.02
Restructuring costs, net of tax	0.02		—		0.03	—
Excess tax benefit	—		—		(0.05)	—
Tax legislative changes	—		—		—	(0.02)
Non-GAAP diluted EPS	$0.51	(1)	$0.44	(1)	$1.54	$1.26

(1)	The summation of each diluted EPS amount does not equal the non-GAAP diluted EPS due to rounding.

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

The reconciliations of net income to EBITDAS and Adjusted EBITDAS were calculated as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
(Amounts in Thousands)	2017	2016	2017	2016

Net income, as reported	$17,511	$14,019	$54,381	$43,662

Interest expense, net	1,084	871	3,303	2,487
Income taxes	8,849	8,373	25,436	25,286
Depreciation	3,774	3,061	10,922	8,754
Amortization	3,964	3,346	11,930	9,737
Loss on disposal of fixed assets	87	66	489	177
Stock-based compensation expense	1,945	2,242	6,983	5,837

EBITDAS	37,214	31,978	113,444	95,940

Acquisition related items	720	1,682	1,795	3,213
CEO retirement costs	—	1,162	1,937	1,162
Restructuring costs	879	—	1,735	—

Adjusted EBITDAS	$38,813	$34,822	$118,911	$100,315

We define net debt as long-term debt less cash and cash equivalents. Each of the components of net debt appears in the Condensed Consolidated Balance Sheets. We believe that the presentation of net debt provides useful information to investors because we review net debt as part of our management of our overall liquidity, financial flexibility, capital structure and leverage.

The reconciliations of debt to net debt were calculated as follows:

	April 30,	July 31,
(Amounts in Thousands)	2017	2016

Long-term debt	$145,000	$116,000
Less cash and cash equivalents	(30,873)	(28,367)
Net debt	$114,127	$87,633

The increase in net debt was the result of an increase in the average outstanding borrowings due to the funding of the Accutron Acquisition in August 2016, the Vantage Acquisition in September 2016 and the CR Kennedy Acquisition in April 2017, partially offset by repayments.

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

Liquidity and Capital Resources

Working Capital

At April 30, 2017, our working capital was $150,135,000, compared with $126,407,000 at July 31, 2016. The increase was primarily due to the impact of the Accutron Acquisition, as further explained in Note 3 to the Condensed Consolidated Financial Statements.

Cash Flows from Operating, Investing and Financing Activities

The significant components of our cash flows were calculated as follows:

	Nine Months Ended
	April 30,
(Amounts in Thousands)	2017	2016

Net cash provided by operating activities	$73,384	$51,803
Net cash used in investing activities	$(90,376)	$(106,916)
Net cash provided by financing activities	$19,692	$49,033

Cash Flows from Operating Activities

Net cash provided by operating activities increased by $21,581,000, or 41.7%, for the nine months ended April 30, 2017, compared with the nine months ended April 30, 2016, primarily due to the increase in net income (after adjusting for noncash items such as depreciation, amortization and stock-based compensation expense).

Cash Flows from Investing Activities

Net cash used in investing activities decreased by $16,540,000, or 15.5%, for the nine months ended April 30, 2017, compared with the nine months ended April 30, 2016, primarily due to less acquisition related cash consideration in the current period compared to the prior period, partially offset by an increase of $8,507,000, or 69.4%, in capital expenditures. Such increased level of capital expenditures compared to the prior period is expected to continue for the remainder of fiscal 2017 as we continue to invest in our information technology and manufacturing infrastructures.

Cash Flows from Financing Activities

Net cash provided by financing activities decreased by $29,341,000, or 59.8%, for the nine months ended April 30, 2017, compared with the nine months ended April 30, 2016, primarily due to less borrowings under our credit facility to fund acquisitions in the current period, compared to borrowing to fund the acquisitions in the prior period.

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

Borrowings under the 2014 Credit Agreement bear interest at rates ranging from 0.25% to 1.25% above the lender’s base rate, or at rates ranging from 1.25% to 2.25% above the London Interbank Offered Rate (“LIBOR”), depending upon the Company’s “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2014 Credit Agreement (“Consolidated EBITDA”). At May 31, 2017, the lender’s base rate was 4.00% and the LIBOR rates ranged from 1.01% to 1.33%. The margins applicable to our outstanding borrowings were 0.25% above the lender’s base rate or 1.25% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at May 31, 2017. The 2014 Credit Agreement also provides for fees on the unused portion of our facility at rates ranging from 0.20% to 0.40%, depending upon our Consolidated Leverage Ratio; such rate was 0.20% at May 31, 2017.

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

On April 30, 2017, we had $145,000,000 of outstanding borrowings under the 2014 Credit Agreement. Subsequent to April 30, 2017, we repaid $6,000,000 resulting in total outstanding borrowings of $139,000,000 at June 8, 2017, none of which is required to be repaid until March 2019.

Financing Needs

Our operating segments generate significant cash from operations. At April 30, 2017 we had a cash balance of $30,873,000, of which $13,508,000 was held by foreign subsidiaries. Our foreign cash is needed by our foreign subsidiaries for working capital purposes as well as for current international growth initiatives. Accordingly, our foreign unremitted earnings are considered permanently reinvested and unavailable for repatriation.

We believe that our current cash position, anticipated cash flows from operations and the funds available under our 2014 Credit Agreement will be sufficient to satisfy our worldwide cash operating requirements for the foreseeable future based upon our existing operations, particularly given that we historically have not needed to borrow for working capital purposes. At June 8, 2017, $111,000,000 was available under our 2014 Credit Agreement.

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

Stock-Based Compensation

Stock compensation expense is recognized for any option or stock award grant based upon the award’s fair value. Our stock options and time-based stock awards are subject to graded vesting in which portions of the awards vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for such awards subject to graded vesting using the straight-line basis over the vesting period. In October 2016, we granted for the first time to certain employees equity awards with performance conditions and equity awards with market conditions. The actual number of equity awards earned and eligible to vest will be determined based on the level of achievement against budgeted revenue and a defined gross profit percentage, with respect to the awards with performance conditions, and the Company’s 3-year relative total stockholder return performance as measured against the S&P Healthcare Equipment Index, with respect to the awards with market conditions. The maximum share attainment of these awards is 200% of the initial granted shares. We recognize compensation expense for the awards with performance conditions using the accelerated attribution method over the requisite service period for each separately vesting portion of the award when it is probable that the performance condition will be achieved. We record expense for the awards that are subject to market conditions ratably over the vesting period regardless of whether the market condition is satisfied. As a result of the adoption of ASU 2016-09 on August 1, 2016, we have elected to account for forfeitures as they occur, rather than estimate expected forfeitures over the course of a vesting period.

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

In addition, as a result of the adoption of ASU 2016-09, we no longer record excess tax benefits relating to stock-based compensation as an increase to additional paid-in capital, but effective August 1, 2016, we record such excess tax benefits prospectively as a reduction of income tax expense, which amounted to $2,191,000 for the nine months ended April 30, 2017, favorably impacting our effective tax rate and net income, as further described elsewhere in this MD&A and in Notes 4 and 12 of the Condensed Consolidated Financial Statements. The magnitude of such impacts, which may be favorable or unfavorable in the future, are dependent upon the Company’s future grants of stock-

based compensation, the Company’s future stock price on the date awards vest compared to the fair value of awards on grant date and the exercise behavior of the Company’s option holders.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table represents information with respect to purchases of common stock made by the Company during the current quarter:

			Total number of shares	Maximum number of
Month		Average	purchased as part of	shares that may yet
of	Total number of	price paid	publicly announced	be purchased under
Purchase	shares purchased	per share	plans or programs	the program

February	—	$—	—	—
March	1,518	75.67	—	—
April	140	74.78	—	—
Total	1,658	$75.60	—	—

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

Date: June 8, 2017

	By:	/s/ Jorgen B. Hansen
Jorgen B. Hansen,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Peter G. Clifford
Peter G. Clifford,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Steven C. Anaya
Steven C. Anaya,
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)