Form 10-Q
period 2017-10-31
CANTEL MEDICAL CORP
filed 2017-12-07
CIK 19446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q

☒Quarterly Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2017.

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

Number of shares of common stock outstanding as of November 30, 2017: 41,805,837.

Cantel Medical Corp.                                 2018 First Quarter Form 10-Q

Cantel Medical Corp.                                 2018 First Quarter Form 10-Q

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
Condensed Consolidated Balance Sheets
(Unaudited)

	October 31,	July 31,
	2017	2017
Assets
Current assets:
Cash and cash equivalents	$37,220	$36,584
Accounts receivable, net of allowance for doubtful accounts of $2,295 and $1,808	105,153	110,656
Inventories, net	105,823	98,724
Prepaid expenses and other current assets	19,484	11,407
Total current assets	267,680	257,371

Property and equipment, net	91,487	88,338
Intangible assets, net	138,837	124,512
Goodwill	351,818	311,445
Other assets	5,348	4,707
Total assets	$855,170	$786,373

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$28,361	$27,469
Compensation payable	20,500	27,468
Accrued expenses	28,391	23,393
Deferred revenue	25,183	25,282
Income taxes payable	7,136	3,167
Total current liabilities	109,571	106,779

Long-term debt	168,000	126,000
Deferred income taxes	31,375	24,714
Other long-term liabilities	3,646	4,948
Total liabilities	312,592	262,441
Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $.10 per share; authorized 75,000,000 shares; issued October 31 - 46,332,826 shares, outstanding October - 41,805,879 shares; issued July 31 - 46,194,370 shares, outstanding July 31 - 41,728,934 shares	4,634	4,619
Additional paid-in capital	177,359	174,602
Retained earnings	430,519	407,590
Accumulated other comprehensive loss	(11,133)	(9,900)
Treasury Stock, at cost; October 31 - 4,526,947 shares; July 31 - 4,465,440 shares	(58,801)	(52,979)
Total stockholders’ equity	542,578	523,932
Total liabilities and stockholders' equity	$855,170	$786,373
See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 1#

Cantel Medical Corp.                                 2018 First Quarter Form 10-Q

Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended October 31,
	2017	2016
Net sales
Product sales	$187,965	$166,901
Product service	24,801	20,824
Total net sales	212,766	187,725

Cost of sales
Product sales	95,099	83,616
Product service	17,008	14,602
Total cost of sales	112,107	98,218

Gross profit	100,659	89,507

Expenses:
Selling	31,600	27,893
General and administrative	32,096	30,003
Research and development	5,329	4,548
Total operating expenses	69,025	62,444

Income from operations	31,634	27,063

Interest expense, net	1,189	1,093
Other income	(1,138)	—

Income before income taxes	31,583	25,970

Income taxes	8,654	7,170

Net income	$22,929	$18,800

Earnings per common share:
Basic	$0.55	$0.45
Diluted	$0.55	$0.45
Dividends declared per common share	$—	$0.07

See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 2#

Cantel Medical Corp.                                 2018 First Quarter Form 10-Q

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended October 31,
	2017	2016
Net income	$22,929	$18,800

Other comprehensive loss:
Foreign currency translation	(1,233)	(6,521)
Total other comprehensive loss	(1,233)	(6,521)

Comprehensive income	$21,696	$12,279
See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 3#

Cantel Medical Corp.                                 2018 First Quarter Form 10-Q

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended October 31,
	2017	2016
Cash flows from operating activities
Net income	$22,929	$18,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,036	3,454
Amortization	4,048	3,909
Stock-based compensation expense	1,851	2,922
Deferred income taxes	780	1,917
Other non-cash items, net	(67)	333
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	8,584	1,577
Inventories	(2,629)	(1,824)
Prepaid expenses and other assets	(6,273)	(2,801)
Accounts payable and other liabilities	(6,679)	(5,290)
Income taxes	3,492	1,911
Net cash provided by operating activities	30,072	24,908

Cash flows from investing activities
Capital expenditures	(6,492)	(8,143)
Proceeds from disposal of fixed assets	—	21
Acquisition of businesses, net of cash acquired	(60,345)	(57,768)
Other, net	—	255
Net cash used in investing activities	(66,837)	(65,635)

Cash flows from financing activities
Borrowings under revolving credit facility	61,300	61,000
Repayments under revolving credit facility	(19,300)	(16,000)
Purchases of treasury stock	(5,822)	(6,216)
Net cash provided by financing activities	36,178	38,784

Effect of exchange rate changes on cash and cash equivalents	1,223	(289)

Increase (decrease) in cash and cash equivalents	636	(2,232)
Cash and cash equivalents at beginning of period	36,584	28,367
Cash and cash equivalents at end of period	$37,220	$26,135

See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 4#

Cantel Medical Corp.                                 2018 First Quarter Form 10-Q

Notes to Condensed Consolidated Financial Statements (unaudited).

1.    Basis of Presentation
Throughout this document, references to “Cantel,” “us,” “we,” “our,” and the “Company” are references to Cantel Medical Corp. and its subsidiaries, except where the context makes it clear the reference is to Cantel itself and not its subsidiaries.
Cantel is a leading provider of infection prevention products and services in the healthcare market, specializing in the following reportable segments: Endoscopy, Water Purification and Filtration, Healthcare Disposables and Dialysis. See Note 13, “Reportable Segments.” Most of our equipment, consumables and supplies are used to help prevent the occurrence or spread of infections.
The unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles for interim financial reporting and the requirements of Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Annual Report of Cantel Medical Corp. on Form 10-K for the fiscal year ended July 31, 2017 (the “2017 Form 10-K”) and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. The unaudited interim financial statements reflect all adjustments (of a normal and recurring nature) which management considers necessary for a fair presentation of the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of the results for the full year. The Condensed Consolidated Balance Sheet at July 31, 2017 was derived from the audited Consolidated Balance Sheet of Cantel at that date.
Subsequent Events
We performed a review of events subsequent to October 31, 2017. Refer to Note 14, "Subsequent Events."
2.           Recent Accounting Pronouncements
Newly Adopted Accounting Standards
In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments (Topic 805)” (“ASU 2015-16”). The new guidance requires an acquirer in a business combination to recognize a measurement-period adjustment during the period in which it determines the amount, and eliminates the requirement for an acquirer to account for measurement-period adjustments retrospectively. The acquirer must also disclose the amounts and reasons for adjustments to the provisional amounts. ASU 2015-16 is effective for fiscal years beginning after December 15, 2016 (our fiscal year 2018), including interim periods within that reporting period. Accordingly, we adopted ASU 2015-06 on August 1, 2017. The adoption of ASU 2015-06 did not have a material impact upon on our financial position and results of operations.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330) Simplifying the Measurement of Inventory,” (“ASU 2015-11”). The new guidance requires companies using the first-in, first-out and average costs methods to measure inventory using the lower of cost and net realizable value, where net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 (our fiscal year 2018), including interim periods within that reporting period. Accordingly, we adopted ASU 2015-11 on August 1, 2017. The adoption of ASU 2015-11 did not have a material impact upon on our financial position and results of operations.

Recently Issued Accounting Standards

In August 2017, the FASB issued ASU 2017-12, "Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12") to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018 (our fiscal year 2020), including interim periods within that reporting period. We are currently in the process of evaluating the impact of ASU 2017-12 on our financial position and result of operations.

In May 2017, the FASB issued ASU 2017-09, "Scope of Modification Accounting" ("ASU 2017-09") to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017 (our fiscal year 2019), including interim periods within that reporting period. We are currently in the process of evaluating the impact of ASU 2017-09 on our financial position and result of operations.

(dollar amounts in thousands except share and per share data or as otherwise noted) 5#

Cantel Medical Corp.                                 2018 First Quarter Form 10-Q

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other” (“ASU 2017-04”) to simplify the test for goodwill impairment. The revised guidance eliminates the existing Step 2 of the goodwill impairment test which required an entity to compute the implied fair value of its goodwill at the testing date in order to measure the amount of the impairment charge when the fair value of the reporting unit failed Step 1 of the goodwill impairment test. Under the revised guidance, an entity would recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to the reporting unit. The guidance will be applied on a prospective basis on or after the effective date. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019 (our fiscal year 2021) and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of ASU 2017-04 is not expected to have a significant impact on our financial position and result of operations.

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

In February 2016, FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The new guidance requires the recording of assets and liabilities arising from leases on the balance sheet accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements. The new guidance is expected to provide transparency of information and comparability among organizations. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (our fiscal year 2020), including interim periods within that reporting period. Early adoption is permitted as of the beginning of an interim or annual period. We are currently in the process of evaluating the impact of ASU 2016-02 on our financial position and results of operations.

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

Fiscal 2018

BHT Group

On August 23, 2017, we purchased all of the issued and outstanding stock of BHT Hygienetechnik Holding GmbH ("BHT Group"), a leader in the German market in automated endoscope reprocessing and related equipment and services for total consideration (net of cash acquired), excluding acquisition related costs, of $60,345. The BHT Group consists of a portfolio of high-quality automatic endoscope reprocessors, advanced endoscope storage and drying cabinets (products globally distributed by our Company prior to the acquisition under an agreement with BHT Group), washer-disinfectors for central sterile applications, associated technical service and parts as well as flexible endoscope repair services. BHT Group is included in our Endoscopy segment. We anticipate completing the purchase price allocation before or during the fourth quarter of fiscal 2018.

(dollar amounts in thousands except share and per share data or as otherwise noted) 6#

Cantel Medical Corp.                                 2018 First Quarter Form 10-Q

Fiscal 2017

CR Kennedy

On April 1, 2017, we purchased certain endoscopy-related net assets of CR Kennedy & Company Pty Ltd. ("CR Kennedy") related to its distribution and sale of our Medivators endoscopy products in Australia for total consideration, excluding acquisition related costs, of $11,999. The CR Kennedy business includes a full sales and service organization and our Medivators-branded automated endoscope reprocessors, chemistries, endoscopy procedure products and other consumables in Australia, and is included in our Endoscopy segment.

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

Accutron, Inc.

On August 1, 2016, we acquired all of the issued and outstanding stock of Accutron Inc. ("Accutron"), a Phoenix-based company, for total consideration, excluding acquisition-related costs, of $53,049. The Accutron business designs, manufactures and sells nitrous oxide conscious sedation equipment and single use nasal masks for use in dental procedures, and is included in our Healthcare Disposables segment.

	2018	2017
Purchase Price Allocation	BHT Group(1)	CR Kennedy	Vantage(1)	Accutron(1)
Purchase Price:
Cash paid (net of cash acquired)	$60,345	$11,999	$4,044	$53,049
Debt acquired	—	—	—	—
Total	$60,345	$11,999	$4,044	$53,049

Allocation:
Property and equipment	835	—	433	1,676
Amortizable intangible assets:
Customer relationships	12,500	4,200	992	12,800
Technology	6,200	—	—	10,000
Brand names	—	—	—	2,000
Goodwill	41,509	5,894	2,299	21,989
Deferred income taxes	(5,881)	—	—	112
Other working capital	5,182	1,905	320	4,472
Total	$60,345	$11,999	$4,044	$53,049
_______________________________________________

(1)	The excess purchase price over net assets acquired was assigned to goodwill, all of which is deductible for income tax purposes.

Unaudited Pro Forma Summary of Operations

The acquisitions above, both individually and in the aggregate, were not material to our consolidated results of operations or financial position and, therefore, pro forma financial information is not presented.

(dollar amounts in thousands except share and per share data or as otherwise noted) 7#

Cantel Medical Corp.                                 2018 First Quarter Form 10-Q

4.      Stock-Based Compensation
2016 Equity Incentive Plan

At October 31, 2017, 206,289 unvested restricted stock shares were outstanding under the 2016 plan. No options were outstanding under the 2016 plan. At October 31, 2017, 970,421 shares are collectively available pursuant to restricted stock and other stock awards, stock options and stock appreciation rights.

2006 Equity Incentive Plan

The 2006 Plan was terminated on January 7, 2016 in conjunction with the adoption of the 2016 Plan. At October 31, 2017, options to purchase 70,000 shares of common stock were outstanding, and 49,275 unvested restricted stock shares were outstanding under the 2006 Plan. No additional awards will be granted under this plan.

The following table shows the income statement components of stock-based compensation expense recognized in the condensed consolidated statements of income:

	Three Months Ended October 31,
	2017	2016
Cost of sales	$115	$110
Operating expenses:
Selling	365	629
General and administrative	1,333	2,153
Research and development	38	30
Total operating expenses	1,736	2,812
Stock-based compensation before income taxes	$1,851	$2,922

At October 31, 2017, total unrecognized stock-based compensation expense, before income taxes, related to total nonvested stock options and restricted stock awards was $20,129 with a remaining weighted average period of 26 months over which such expense is expected to be recognized.

We determine the fair value of each stock award with market conditions using a Monte Carlo simulation on the date of grant using the following assumptions:

	Three Months Ended October 31,
	2017	2016
Volatility of common stock	26.60%	27.75%
Average volatility of peer companies	33.72%	32.98%
Average correlation coefficient of peer companies	32.26%	35.35%
Risk-free interest rate	1.62%	0.96%

(dollar amounts in thousands except share and per share data or as otherwise noted) 8#

Cantel Medical Corp.                                 2018 First Quarter Form 10-Q

A summary of nonvested stock award activity for the three months ended October 31, 2017 follows:

	Number of Time-based Shares	Number of Performance-based Shares	Number of Market-based Shares	Number of Total Shares	Weighted Average Fair Value
July 31, 2017	196,818	16,235	9,245	222,298	$66.28
Granted	91,234	18,647	10,465	120,346	$101.55
Vested(1)	(80,931)	(4,834)	—	(85,765)	$57.72
Forfeited	(1,315)	—	—	(1,315)	$76.81
October 31, 2017	205,806	30,048	19,710	255,564	$85.76
_______________________________________________

(1)	The aggregate fair value of all nonvested stock awards which vested was approximately $4,950.

A summary of stock option activity for the three months ended October 31, 2017 follows:

	Number of shares	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2017	122,500	$29.36
Granted	—	—
Exercised	(52,500)	17.04
Outstanding at October 31, 2017	70,000	$38.60	1.79	$4,221
Exercisable at October 31, 2017	65,000	$37.31	1.69	$4,003

During the three months ended October 31, 2017, 5,000 options vested, with an aggregate fair value of approximately $132. During the three months ended October 31, 2017, 52,500 options were exercised, with an aggregate fair value of approximately $4,049. As of October 31, 2017, all of the outstanding options had vested or were expected to vest in future periods. No options were granted during the three months ended October 31, 2017.

Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the income tax benefit on stock-based compensation described above. For the three months ended October 31, 2017, income tax deductions of $4,125 were generated, of which $1,839 were previously recorded as a reduction in income tax expense over the equity awards’ vesting period and the remaining excess tax benefit of $2,286 was recorded as a reduction in income tax expense. For the three months ended October 31, 2016, income tax deductions of $5,376 were generated, of which $3,135 were previously recorded as a reduction in income tax expense over the equity awards’ vesting period and the remaining excess tax benefit of $2,241 was recorded as a reduction in income tax expense.

5.    Inventories, Net

A summary of inventories is as follows:

	October 31, 2017	July 31, 2017
Raw materials and parts	$50,281	$45,831
Work-in-process	15,974	13,484
Finished goods	48,593	48,262
Reserve for excess and obsolete inventory	(9,025)	(8,853)
Total	$105,823	$98,724

(dollar amounts in thousands except share and per share data or as otherwise noted) 9#

Cantel Medical Corp.                                 2018 First Quarter Form 10-Q

6.    Derivatives
In order to hedge against the impact of fluctuations in the value of the Euro, British Pound, Canadian dollar, Australian dollar and Singapore dollar relative to the U.S. dollar on the conversion of such net assets into the functional currencies, we enter into short-term forward contracts to purchase Euros, British Pounds, Canadian dollars, Australian dollars and Singapore dollars, which contracts are one-month in duration. These short-term contracts are designated as fair value hedge instruments. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets that are denominated and ultimately settled in currencies other than each entity’s functional currency. Gains and losses related to hedging contracts to buy Euros, British Pounds, Canadian dollars, Australian dollars and Singapore dollars forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. We do not currently hedge against the impact of fluctuations in the value of the Chinese Renminbi relative to the U.S. dollar because the overall foreign currency exposures relating to those currencies are currently not deemed significant.

There were seven foreign currency forward contracts with an aggregate notional value of $23,077 and $24,762 at October 31, 2017 and July 31, 2017, respectively, which covered certain assets and liabilities that were denominated in currencies other than each entity’s functional currency. For the three months ended October 31, 2017 and 2016, our forward contracts resulted in an immaterial amount of net currency conversion losses, net of tax, on the hedged items.

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

In connection with the Jet Prep Ltd. ("Jet Prep") acquisition in fiscal 2014, we assumed a contingent obligation payable to the Israeli Government based on future sales. This fair value measurement was based on significant inputs not observed in the market and thus represent Level 3 measurements. In November 2017, the Israeli Government formally notified us that they would forgive any future amounts payable due to our decision to exit the Jet Prep business and we reduced the fair value of this obligation to $0 as of October 31, 2017. See Note 10, "Commitments and Contingencies."

(dollar amounts in thousands except share and per share data or as otherwise noted) 10#

Cantel Medical Corp.                                 2018 First Quarter Form 10-Q

The fair values of the Company’s financial instruments measured on a recurring basis were categorized as follows:

	October 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$102	$—	$—	$102
Total assets	$102	$—	$—	$102
Liabilities:
Accrued expenses:
Assumed contingent obligation	—	—	—	—
Contingent guaranteed obligation	—	—	—	—
Total accrued expenses	—	—	—	—
Long-term debt(1)	—	168,000	—	168,000
Other long-term liabilities:
Assumed contingent obligation	—	—	—	—
Contingent guaranteed obligation	—	—	—	—
Total other long-term liabilities:	—	—	—	—
Total liabilities	$—	$168,000	$—	$168,000
________________________________________________

(1)	Fair value estimated using Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.

	July 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$102	$—	$—	$102
Total assets	$102	$—	$—	$102
Liabilities:
Accrued expenses:
Assumed contingent obligation	—	—	12	12
Contingent guaranteed obligation	—	—	—	—
Total accrued expenses	—	—	12	12
Long-term debt(1)	—	126,000	—	126,000
Other long-term liabilities:
Assumed contingent obligation	—	—	1,126	1,126
Contingent guaranteed obligation	—	—	—	—
Total other long-term liabilities:	—	—	1,126	1,126
Total liabilities	$—	$126,000	$1,138	$127,138
________________________________________________

(1)	Fair value estimated using Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.

With the exception of the resolution of the Jet Prep obligation, there was no Level 3 activity during the three months ended October 31, 2017. The Level 3 activity during the three months ended October 31, 2016 was not material.

Disclosure of Fair Value of Financial Instruments

As of October 31, 2017 and July 31, 2017, the carrying amounts for cash and cash equivalents (excluding money markets), accounts receivable and accounts payable approximated fair value due to the short maturity of these instruments.

(dollar amounts in thousands except share and per share data or as otherwise noted) 11#

Cantel Medical Corp.                                 2018 First Quarter Form 10-Q

8.	Intangibles and Goodwill

The Company’s intangible assets consist of the following:

	October 31, 2017			July 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$131,810	$(37,403)	$94,407	$119,576	$(34,773)	$84,803
Technology(1)	44,744	(15,931)	28,813	39,064	(15,260)	23,804
Brand names	8,210	(3,426)	4,784	8,188	(3,225)	4,963
Non-compete agreements	3,092	(1,487)	1,605	3,092	(1,428)	1,664
Patents and other registrations	2,801	(1,092)	1,709	2,783	(1,053)	1,730
	190,657	(59,339)	131,318	172,703	(55,739)	116,964
Trademarks and tradenames	7,519	—	7,519	7,548	—	7,548
Total intangible assets	$198,176	$(59,339)	$138,837	$180,251	$(55,739)	$124,512
_______________________________________________

(1)
The gross and accumulated amortization amounts previously reported as of July 31, 2017 have been revised to exclude the $3,730 fully amortized technology related intangible asset and associated accumulated amortization related to the Jet Prep business. This did not result in any change to the net technology related intangible asset as of July 31, 2017.

Amortization expense related to intangible assets was $4,048 and $3,909 for the three months ended 2018 and 2017, respectively. We expect to recognize an additional $12,726, of amortization expense related to intangible assets for the remainder of fiscal 2018, and thereafter $16,521, $14,768, $14,767, $14,429 and $14,046 of amortization expense for fiscal year 2019, 2020, 2021, 2022 and 2023, respectively.

Goodwill changed during the three months ended October 31, 2017 as follows:

	Endoscopy	Water Purification and Filtration	Healthcare Disposables	Dialysis	Total Goodwill
Balance, July 31, 2017	129,945	59,088	114,279	8,133	311,445
Acquisitions	41,509	—	—	—	41,509
Foreign currency translation	(968)	(168)	—	—	(1,136)
Balance, October 31, 2017	$170,486	$58,920	$114,279	$8,133	$351,818

9.    Financing Arrangements
Borrowings under our Third Amended and Restated Credit Agreement (the "2014 Credit Agreement") bear interest at rates ranging from 0.25% to 1.25% above the lender’s base rate, or at rates ranging from 1.25% to 2.25% above the London Interbank Offered Rate (“LIBOR”), depending upon the Company’s “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2014 Credit Agreement (“Consolidated EBITDA”). At October 31, 2017, the lender’s base rate was 4.25% and the LIBOR rates ranged from 1.24% to 1.46%. The margins applicable to our outstanding borrowings were 0.25% above the lender’s base rate or 1.25% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at October 31, 2017. The 2014 Credit Agreement also provides for fees on the unused portion of our facility at rates ranging from 0.20% to 0.40%, depending upon our Consolidated Leverage Ratio, which was 0.20% at October 31, 2017.

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

As of October 31, 2017 and July 31, 2017, we had $168,000 and $126,000, respectively, of outstanding borrowings under the 2014 Credit Agreement.

(dollar amounts in thousands except share and per share data or as otherwise noted) 12#

Cantel Medical Corp.                                 2018 First Quarter Form 10-Q

Debt issuance costs associated with our credit facilities are capitalized and amortized to interest expense over the term of the credit facilities. As of October 31, 2017 and July 31, 2017, such debt issuance costs, net of related amortization, were included in other assets, and amounted to $488 and $580, respectively.

10.    Commitments and Contingencies

Contingent Consideration and Assumed Contingent Liability

During fiscal 2017, we decided to exit the Jet Prep business that was acquired in fiscal 2014. At the time of the acquisition, we assumed a contingent obligation payable to the Israeli Government based on future sales. In November 2017, the Israeli Government formally notified us that they would forgive any future amounts payable due to our decision to exit the Jet Prep business. As a result of this formal notification, we reduced the $1,138 contingent obligation to $0, resulting in a benefit through other income for the three months ended October 31, 2017.

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

(dollar amounts in thousands except share and per share data or as otherwise noted) 13#

Cantel Medical Corp.                                 2018 First Quarter Form 10-Q

The following table sets forth the computation of basic and diluted EPS available to stockholders of common stock (excluding participating securities):

	Three Months Ended October 31,
	2017	2016
Numerator for basic and diluted earnings per share:
Net income	$22,929	$18,800
Less income allocated to participating securities	(124)	(134)
Net income available to common shareholders	$22,805	$18,666
Denominator for basic and diluted earnings per share, as adjusted for participating securities:
Denominator for basic earnings per share - weighted average number of shares outstanding attributable to common stock	41,521,952	41,403,050
Dilutive effect of stock options using the treasury stock method and the average market price for the year	66,233	72,015
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	41,588,185	41,475,065
Earnings per share attributable to common stock:
Basic earnings per share	$0.55	$0.45
Diluted earnings per share	$0.55	$0.45
Stock options excluded from weighted average dilutive common shares outstanding because their inclusion would have been anti-dilutive	—	—

A reconciliation of weighted average number of shares and common stock equivalents attributable to common stock, as determined above, to the Company’s total weighted average number of shares and common stock equivalents, including participating securities, is set forth in the following table:

	Three Months Ended October 31,
	2017	2016
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	41,588,185	41,475,065
Participating securities	225,675	309,831
Total weighted average number of shares and common stock equivalents attributable to both common stock and participating securities	41,813,860	41,784,896

12.    Accumulated Other Comprehensive Loss

The components and changes in accumulated other comprehensive loss income were as follows:

	Three Months Ended October 31,
	2017	2016
Beginning balance	$(9,900)	$(11,795)
Other comprehensive loss for foreign currency translation	(1,233)	(6,521)
Ending balance	$(11,133)	$(18,316)

13.    Reportable Segments
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

(dollar amounts in thousands except share and per share data or as otherwise noted) 14#

Cantel Medical Corp.                                 2018 First Quarter Form 10-Q

Water Purification and Filtration: designs, develops, manufactures, sells, and installs water purification systems for medical, pharmaceutical and other bacteria controlled applications. We also provide filtration/separation and disinfectant technologies to the medical and life science markets through a worldwide distributor network. Two customers collectively accounted for approximately 53.4% and 46.3% of our Water Purification and Filtration segment net sales for the three months ended October 31, 2017 and 2016, respectively.

Healthcare Disposables: designs, manufactures, sells, supplies and distributes a broad selection of infection prevention healthcare products, the majority of which are single-use products used by dental practitioners. Three customers collectively accounted for approximately 49.1% and 51.6% of our Healthcare Disposables segment net sales for the three months ended October 31, 2017 and 2016, respectively.

Dialysis: designs, develops, manufactures, sells and services reprocessing systems and sterilants for dialyzers (a device serving as an artificial kidney), as well as dialysate concentrates and supplies utilized for renal dialysis. Two customers accounted for approximately 43.1% and 45.5% of our Dialysis segment net sales for the three months ended October 31, 2017 and 2016, respectively.

Information as to reportable segments is summarized below:

	Three Months Ended October 31,
	2017	2016
Net sales:
Endoscopy	$112,385	$93,828
Water Purification and Filtration	53,555	49,873
Healthcare Disposables	38,892	36,799
Dialysis	7,934	7,225
Total	$212,766	$187,725

None of our customers accounted for 10% or more of our consolidated net sales for the three months ended October 31, 2017 and 2016.

	Three Months Ended October 31,
	2017	2016
Segment operating income:
Endoscopy	$19,684	$17,561
Water Purification and Filtration	10,150	8,920
Healthcare Disposables	8,900	7,396
Dialysis	2,099	1,813
	40,833	35,690
General corporate expenses(1)	9,199	8,627
Operating income	$31,634	$27,063
 _______________________________________________

(1)
General corporate expenses relate to unallocated corporate costs primarily related to executive management personnel as well as costs associated with certain facets of our acquisition program and being a publicly traded company.

14.    Subsequent Events

Dividend Announcement

On November 1, 2017, our Board of Directors approved a 21% increase in the semi-annual cash dividend to $0.085 per share of outstanding common stock, which will be paid on January 31, 2018 to shareholders of record at the close of business on January 17, 2018.

(dollar amounts in thousands except share and per share data or as otherwise noted) 15#

Cantel Medical Corp.                                 2018 First Quarter Form 10-Q

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Fiscal 2018 Highlights
Some of our key financial results for the three months ended October 31, 2017 compared with the three months ended October 31, 2016 were as follows:

•	Net sales increased by 13.3% to $212,766 from $187,725, with organic net sales growth of 8.6%,

•	Net income increased by 22.0% to $22,929 from $18,800

•	Non-GAAP net income increased by12.7% to $24,041 from $21,323

•	Diluted EPS increased by 21.9% to $0.55 from $0.45

•	Non-GAAP diluted EPS increased by 12.7% to $0.57 from $0.51

•	Adjusted EBITDAS increased by 10.8% to $44,395 from $40,060

* See Non-GAAP Financial Measures below.

Acquisitions

On August 23, 2017, we purchased all of the issued and outstanding stock of BHT Group, a leader in the German market in automated endoscope reprocessing and related equipment and services for total consideration (net of cash acquired), excluding acquisition related costs, of $60,345. The BHT Group consists of a portfolio of high-quality automatic endoscope reprocessors, advanced endoscope storage and drying cabinets (products globally distributed by our Company prior to the acquisition under an agreement with BHT Group), washer-disinfectors for central sterile applications, associated technical service and parts as well as flexible endoscope repair services. BHT Group is included in our Endoscopy segment.

(dollar amounts in thousands except share and per share data or as otherwise noted) 16#

Cantel Medical Corp.                                 2018 First Quarter Form 10-Q

Results of Operations
The following table gives information as to the percentages of net sales represented by selected items reflected in our condensed consolidated statements of income.

	Three Months Ended October 31,				Percentage Change
Statement of Income Data:	2017		2016
Net sales	$212,766	100.0%	$187,725	100.0%	13.3%
Cost of sales	112,107	52.7%	98,218	52.3%	14.1%
Gross profit	100,659	47.3%	89,507	47.7%	12.5%

Selling	31,600	14.9%	27,893	14.9%	13.3%
General and administrative	32,096	15.1%	30,003	16.0%	7.0%
Research and development	5,329	2.5%	4,548	2.4%	17.2%
	69,025	32.4%	62,444	33.3%	10.5%

Operating income	31,634	14.9%	27,063	14.4%	16.9%

Interest expense, net	1,189	0.6%	1,093	0.6%	8.8%
Other income	(1,138)	(0.5)%	—	—%	—%
Income before income taxes	31,583	14.8%	25,970	13.8%	21.6%
Income taxes	8,654	4.0%	7,170	3.8%	20.7%
Net income	$22,929	10.8%	$18,800	10.0%	22.0%
The following table gives information as to the net sales by reportable segment and geography, as well as the related percentage of such net sales to the total net sales.

	Three Months Ended October 31,
Net Sales by Segment	2017		2016
Endoscopy	$112,385	52.8%	$93,828	50.0%
Water Purification and Filtration	53,555	25.2%	49,873	26.6%
Healthcare Disposables	38,892	18.3%	36,799	19.6%
Dialysis	7,934	3.7%	7,225	3.8%
Total net sales	$212,766	100.0%	$187,725	100.0%
Net Sales by Geography
United States	$160,940	75.6%	$150,507	80.2%
International	51,826	24.4%	37,218	19.8%
Total net sales	$212,766	100.0%	$187,725	100.0%
The following table gives information as to the amount of operating income, as well as operating income as a percentage of net sales, for each of our reportable segments.

	Three Months Ended October 31,
	2017		2016
Endoscopy	$19,684	17.5%	$17,561	18.7%
Water Purification and Filtration	10,150	19.0%	8,920	17.9%
Healthcare Disposables	8,900	22.9%	7,396	20.1%
Dialysis	2,099	26.5%	1,813	25.1%
Operating income by segment	40,833	19.2%	35,690	19.0%
General corporate expenses	9,199	4.3%	8,627	4.6%
Income from operations	$31,634	14.9%	$27,063	14.4%

(dollar amounts in thousands except share and per share data or as otherwise noted) 17#

Cantel Medical Corp.                                 2018 First Quarter Form 10-Q

Net Sales
Total net sales increased by $25,041 or 13.3%, to $212,766 for the three months ended October 31, 2017 from $187,725 for the three months ended October 31, 2016. The 13.3% increase in net sales for the three months ended October 31, 2017 includes an increase of 8.6% in organic sales, an increase of 4.3% in net sales due to acquisitions and an increase of 0.4% due to foreign currency translation.

International net sales increased by $14,608, or 39.2%, to $51,826 for the three months ended October 31, 2017 from $37,218 for the three months ended October 31, 2016. The 39.2% increase in net sales consists of a 21.5% increase due to acquisitions, 15.7% organic sales growth and an increase of 2.0% due to foreign currency translation.

Endoscopy. Net sales of endoscopy products and services increased by $18,557, or 19.8%, for the three months ended October 31, 2017 compared with the three months ended October 31, 2016. The 19.8% increase in net sales consists of 10.7% organic sales growth, an 8.5% increase due to acquisitions and an increase of 0.6% due to foreign currency translation. The increase in organic net sales was primarily due to volume increases in the United States and internationally for endoscopy procedure products, storage cabinets and mobile medical carts, disinfectants and service due to the increased installed base of our endoscope reprocessing equipment.

Water Purification and Filtration. Net sales of water purification and filtration products and services increased by $3,682, or 7.4%, for the three months ended October 31, 2017 compared with the three months ended October 31, 2016. The 7.4% increase in net sales was primarily due to an increase in demand for our water purification equipment.

Healthcare Disposables. Net sales of healthcare disposables products increased by $2,093, or 5.7%, for the three months ended October 31, 2017 compared with the three months ended October 31, 2016. The increase in net sales was primarily driven by our higher margin products such as sterility assurance and waterline disinfection products, as well as our branded products.

Dialysis. Net sales of dialysis products and services increased by $709, or 9.8%, for the three months ended October 31, 2017 compared with the three months ended October 31, 2016, primarily due to the increase in sales volume for our domestic concentrate partially offset by decrease in demand for our reprocessing equipment, both internationally and in the United States, due to the continued market shift from reusable to single-use dialyzers.

Gross Profit

Gross profit increased by $11,152 or 12.5%, to $100,659 for the three months ended October 31, 2017 from $89,507 for the three months ended October 31, 2016. Gross profit as a percentage of net sales for the three months ended October 31, 2017 and 2016 was 47.3% and 47.7%, respectively. Excluding the impact of acquisition related items, gross profit as a percentage of net sales for the three months ended October 31, 2017 and 2016 was 48.0% and 47.8%, respectively.

The lower gross profit as a percentage of net sales for the three months ended October 31, 2017 and 2016 was primarily due to the reclassification of certain salary and benefit related costs that had previously been recorded in operating expenses into costs of goods sold. This negatively impacted gross profit as a percentage of net sales by approximately 0.7% in the prior year. In addition, the mix of sales associated with lower margin capital equipment from our recent BHT Group acquisition negatively impacted gross profit in the current quarter. This was partially offset by favorable gross profit for our water purification equipment within our Water Purification and Filtration segment and lower warranty expense.

Operating Expenses

Operating expenses as a percentage of net sales for the three months ended October 31, 2017 and 2016 was 32.4% and 33.3%, respectively. As stated above, there was a reclassification of certain salary and benefit related costs that had previously been recorded in operating expenses into costs of good sold, which positively impacted operating expenses as a percentage of net sales by approximately 0.7% in the prior year.

Selling expenses increased by $3,707, or 13.3%, to $31,600 for the three months ended October 31, 2017 from $27,893 for the three months ended October 31, 2016. Selling expenses increased due to higher sales incentive compensation-related costs primarily in our Endoscopy segment, additional sales and marketing initiatives to expand into new markets (including international markets) and the inclusion of selling and marketing expenses of our recent acquisitions. Selling expenses as a percentage of net sales remained flat at 14.9%.

(dollar amounts in thousands except share and per share data or as otherwise noted) 18#

Cantel Medical Corp.                                 2018 First Quarter Form 10-Q

General and administrative expenses increased by $2,093, or 7.0%, to $32,096 for the three months ended October 31, 2017 from $30,003 for the three months ended October 31, 2016. General and administrative expenses increased primarily due to incremental internal and external resources to address various growth initiatives and compliance requirements and higher acquisition related items such as transaction and integration costs. This was partially offset by a decrease in costs associated with the retirement of our former Chief Executive Officer and lower stock-based compensation expense. General and administrative expenses as a percentage of net sales were 15.1% and 16.0% for the three months ended October 31, 2017 and 2016, respectively.

 Research and development expenses (which include continuing engineering costs) increased by $781, or 17.2%, to $5,329 for the three months ended October 31, 2017 from $4,548 for the three months ended October 31, 2016. The increase was primarily due to additional product development initiatives primarily in our Endoscopy segment. Research and development expenses as a percentage of net sales were 2.5% and 2.4% for the three months ended October 31, 2017 and 2016, respectively.

Operating Income

Endoscopy. The Endoscopy segment’s operating income increased by $2,123, or 12.1%, for the three months ended October 31, 2017 compared with the three months ended October 31, 2016, primarily due to increased sales volume in the United States and internationally for our endoscopy products and services, as further explained above. This was partially offset by increases in acquisition and restructuring-related costs, sales commission expense, other compensation-related costs and legal fees.

Water Purification and Filtration. The Water Purification and Filtration segment’s operating income increased by $1,230, or 13.8%, for the three months ended October 31, 2017 compared with the three months ended October 31, 2016, primarily as a result of higher sales and decreased bad debt and warranty expenses, partially offset by other compensation-related costs and higher sales commission expenses.

Healthcare Disposables. The Healthcare Disposables segment’s operating income increased by $1,504, or 20.3%, for the three months ended October 31, 2017 compared with the three months ended October 31, 2016, primarily due to the sales impact of our recent acquisition, improved gross margins resulting from both productivity and costing improvements, and favorable product mix, partially offset by inventory adjustments.

Dialysis. The Dialysis segment’s operating income increased by $286, or 15.8%, for the three months ended October 31, 2017 compared with the three months ended October 31, 2016, primarily due higher net sales and cost control initiatives.

General Corporate Expenses

General corporate expenses relate to unallocated corporate costs primarily related to executive management personnel as well as costs associated with certain facets of our acquisition program and being a publicly traded company. Such expenses increased by $572, or 6.6%, to $9,199 for the three months ended October 31, 2017 from $8,627 for the three months ended October 31, 2016, primarily due to the addition of internal and external resources to address various growth initiatives and compliance requirements, partially offset by a decrease in costs associated with the retirement of our former Chief Executive Officer and lower stock-based compensation expense.

Interest

Interest expense, net increased by $96, or 8.8%, to $1,189 for the three months ended October 31, 2017 from $1,093 for the three months ended October 31, 2016, as a result of an increase in the average outstanding borrowings due to the funding of our recent acquisitions.

Other Income

Other income increased $1,138 for the three months ended October 31, 2017 as a result of the favorable resolution of the contingent liability associated with the Jet Prep acquisition.

Income Taxes

The consolidated effective tax rate decreased by 0.2% to 27.4% for the three months ended October 31, 2017 from 27.6% for the three months ended October 31, 2016, due to the impact of the final resolution of a contingent liability associated with the Jet Prep acquisition. We did not record any tax expense associated with this benefit due to the availability of net operating losses. This was partially offset by the excess tax benefits related to share-based awards.

(dollar amounts in thousands except share and per share data or as otherwise noted) 19#

Cantel Medical Corp.                                 2018 First Quarter Form 10-Q

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

Excess tax benefits resulting from stock compensation are recorded as a reduction of income tax expense. The magnitude of the impact of excess tax benefits generated in the future, which may be favorable or unfavorable, are dependent upon our future grants of equity awards, our future share price on the date awards vest in relation to the fair value of awards on grant date and the exercise behavior of our stock option holders. Since these favorable tax benefits are largely unrelated to our results and unrepresentative of our normal effective tax rate, we excluded its impact on net income and diluted EPS to arrive at our non-GAAP financial measures.

In fiscal 2016, we announced the retirement plans of our former Chief Executive Officer and recorded the majority of the costs associated with his retirement in our consolidated financial statements. Since these costs are irregular and mask our underlying operating performance, we made an adjustment to our net income and diluted EPS for the three months ended October 31, 2016 to exclude such costs to arrive at our non-GAAP financial measures.

Three Months Ended October 31, 2017

We made adjustments to net income and diluted EPS to exclude (i) amortization expense of purchased intangible assets, (ii) acquisition related items, (iii) other business optimization and restructuring-related charges and (iv) the resolution of the contingent liability associated with the Jet Prep acquisition to arrive at our non-GAAP financial measures, non-GAAP net income and non-GAAP diluted EPS.

(dollar amounts in thousands except share and per share data or as otherwise noted) 20#

Cantel Medical Corp.                                 2018 First Quarter Form 10-Q

Three Months Ended October 31, 2016

We made adjustments to net income and diluted EPS to exclude (i) amortization expense of purchased intangible assets, (ii) acquisition related items and (iii) costs associated with the retirement of our former Chief Executive Officer to arrive at our non-GAAP financial measures, non-GAAP net income and non-GAAP diluted EPS.

The reconciliations of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS were calculated as follows:

	Three Months Ended October 31,
	2017		2016
Net income/Diluted EPS, as reported	$22,929	$0.55	$18,800	$0.45
Intangible amortization, net of tax(1)	2,869	0.07	2,748	0.07
Acquisition related items, net of tax(2)	1,081	0.03	768	0.02
CEO retirement costs, net of tax(1)	—	—	1,248	0.03
Restructuring-related charges, net of tax(3)	586	0.01	—	—
Excess tax benefit(4)	(2,286)	(0.05)	(2,241)	(0.05)
Resolution of Jet Prep contingent liability(5)	(1,138)	(0.03)	—	—
Non-GAAP net income/Non-GAAP diluted EPS	$24,041	$0.57	$21,323	$0.51
________________________________________________

(1)	Amounts were recorded in general and administrative expenses.

(2)
For the three months ended October 31, 2017, pre-tax acquisition related items of $893 were recorded in cost of sales and $916 were recorded in general and administrative expenses. For the three months ended October 31, 2016, pre-tax acquisition related items of $170 were recorded in cost of sales and $905 were recorded in general and administrative expenses.

(3)	For the three months ended October 31, 2017, pre-tax restructuring-related items of $505 were recorded in cost of sales and $443 were recorded in general and administrative expenses.

(4)	Amounts were recorded in income taxes.

(5)	Amounts were recorded in other income

We believe EBITDAS is an important valuation measurement for management and investors given the increasing effect that non-cash charges, such as stock-based compensation, amortization related to acquisitions and depreciation of capital equipment have on net income. In particular, acquisitions have historically resulted in significant increases in amortization of purchased intangible assets that reduce net income. Additionally, we regard EBITDAS as a useful measure of operating performance and cash flow before the effect of interest expense and is a complement to operating income, net income and other GAAP financial performance measures.

We define adjusted EBITDAS as EBITDAS excluding the same non-GAAP adjustments to net income discussed previously in this document. We use adjusted EBITDAS when evaluating operating performance because we believe the exclusion of such adjustments, of which a significant portion are non-cash items, is necessary to provide the most accurate measure of on-going core operating results and to evaluate comparative results period over period.

(dollar amounts in thousands except share and per share data or as otherwise noted) 21#

Cantel Medical Corp.                                 2018 First Quarter Form 10-Q

The reconciliations of net income to EBITDAS and adjusted EBITDAS were calculated as follows:

	Three Months Ended October 31,
	2017	2016
Net income, as reported	$22,929	$18,800
Interest expense, net	1,189	1,093
Income taxes	8,654	7,170
Depreciation	4,036	3,454
Amortization	4,048	3,909
Loss on disposal of fixed assets	69	224
Stock-based compensation expense	1,851	2,922
EBITDAS	42,776	37,572
Acquisition related items	1,809	1,075
CEO retirement costs(1)	—	1,413
Restructuring related charges	948	—
Resolution of Jet Prep contingent liability	(1,138)	—
Adjusted EBITDAS	$44,395	$40,060
________________________________________________

(1)
For comparative purposes, we have revised the amounts associated with CEO retirement costs for the three months ended October 31, 2016 to exclude stock-based compensation expense which was reported in "Stock-based compensation expense" above.

We define net debt as long-term debt less cash and cash equivalents. Each of the components of net debt appears on our consolidated balance sheets. We believe that the presentation of net debt provides useful information to investors because we review net debt as part of our management of our overall liquidity, financial flexibility, capital structure and leverage.

	October 31, 2017	July 31, 2017
Long-term debt	$168,000	$126,000
Less cash and cash equivalents	(37,220)	(36,584)
Net debt	$130,780	$89,416

We define organic sales as net sales less (i) the impact of foreign currency translation and (ii) net sales related to acquired businesses during the first twelve months of ownership and (iii) divestitures during the periods being compared. We believe that reporting organic sales provides useful information to investors by helping identify underlying growth trends in our business and facilitating easier comparisons of our revenue performance with prior periods. We exclude the effect of foreign currency translation from organic sales because foreign currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends. We exclude the effect of acquisitions because the nature, size, and number of acquisitions can vary dramatically from period to period and can obscure underlying business trends and make comparisons of financial performance difficult. The reconciliation of net sales to organic sales can be found elsewhere in this MD&A in “Net Sales.”

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

Cash Flows

Net Cash Provided by Operating Activities. Net cash provided by operating activities increased by $5,164, or 20.7%, to $30,072 for the three months ended October 31, 2017 from $24,908 for the three months ended October 31, 2016, primarily due to the increase in net income, increased cash collections associated with outstanding accounts receivables, the timing of income tax payments, partially offset by increases in accounts payable due to the timing of payments and inventories to support increasing demand of our products.

(dollar amounts in thousands except share and per share data or as otherwise noted) 22#

Cantel Medical Corp.                                 2018 First Quarter Form 10-Q

Net Cash Used in Investing Activities. Net cash used in investing activities increased by $1,202, or 1.8%, to $66,837 for the three months ended October 31, 2017 from $65,635 for the three months ended October 31, 2016, primarily due to an increase in cash paid for acquisitions, partially offset by a decrease in capital expenditures.

Net Cash Provided by Financing Activities. Net cash provided by financing activities decreased by $2,606, or 6.7%, to $36,178 for the three months ended October 31, 2017 from $38,784 for the three months ended October 31, 2016, primarily due to higher repayments under our credit facility, offset by a slight increase in borrowings to fund acquisitions.

Dividends

On November 1, 2017, our Board of Directors approved a 21% increase in the semi-annual cash dividend to $0.085 per share of outstanding common stock, which will be paid on January 31, 2018 to shareholders of record at the close of business on January 17, 2018. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of the Company's Board of Directors.

Debt

On October 31, 2017, we had $168,000 of outstanding borrowings under our Third Amended and Restated Credit Agreement (the “2014 Credit Agreement”).

For further information regarding the 2014 Credit Agreement, including a description of affirmative and negative covenants, see Note 9 to our condensed consolidated financial statements in Part I, Item 1 of this report.

Financing Needs

On October 31, 2017, our long-term debt of $168,000, net of our cash and cash equivalents of $37,220, was $130,780. Stockholders' equity as of that date was $542,578.

Our operating segments generate significant cash from operations. At October 31, 2017, we had a cash balance of $37,220, of which $15,821 was held by foreign subsidiaries. Our foreign cash is needed by our foreign subsidiaries for working capital purposes as well as for current international growth initiatives. Accordingly, our foreign unremitted earnings are considered indefinitely reinvested and unavailable for repatriation.

We believe that our current cash position, anticipated cash flows from operations and the funds available under our 2014 Credit Agreement will be sufficient to satisfy our worldwide cash operating requirements for the foreseeable future based upon our existing operations, particularly given that we historically have not needed to borrow for working capital purposes. At December 7, 2017, approximately $84,000 was available under our 2014 Credit Agreement.

Critical Accounting Policies
There were no changes to our critical accounting policies from those disclosed in our 2017 Annual Report on Form 10-K.

Forward Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, or forecasts about our businesses, the industries in which we operate, and the current beliefs and assumptions of management; they do not relate strictly to historical or current facts. Without limiting the foregoing, words or phrases such as “expect,” “anticipate,” “goal,” “will continue,” “project,” “intend,” “plan,” “believe,” “seek,” “may,” “could” and variations of such words and similar expressions generally identify forward-looking statements. In addition, any statements that refer to predictions or projections of our future financial performance, anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions about future events, activities or developments and are subject to numerous risks, uncertainties, and assumptions that are difficult to predict. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made.  Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under Item 1A of the 2017 Annual Report on Form 10-K, entitled Risk Factors. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

(dollar amounts in thousands except share and per share data or as otherwise noted) 23#

Cantel Medical Corp.                                 2018 First Quarter Form 10-Q

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in information reported in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2017 Form 10-K.
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
On August 23, 2017, we acquired BHT Group, as more fully described in Note 3 to the condensed consolidated financial statements. During the initial transition period following the acquisition, we enhanced our internal control process to ensure that all financial information related to this acquisition was properly reflected in our condensed consolidated financial statements. We expect all aspects of the BHT Group business will be fully integrated into our existing overall internal control structure by the end of fiscal 2018.

24

Cantel Medical Corp.                                 2018 First Quarter Form 10-Q

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings
None.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our 2017 Annual Report on Form 10‑K. The risk factors disclosed in Part I, Item 1A to our 2017 Annual Report on Form 10-K, in addition to the other information set forth in this report, could materially affect our business, financial condition, or results of operations.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table represents information with respect to purchases of common stock made by the Company during the current quarter:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the program
August 1 - August 31	823	$76.44	—	—
September 1 - September 30	325	84.06	—	—
October 1 - October 31	60,359	94.94	—	—
Total	61,507	$94.64	—	—
The Company does not currently have a repurchase program. All of the shares purchased during the current quarter represent shares surrendered to the Company to pay employee withholding taxes due upon the vesting of restricted stock.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
None.
Item 6.    Exhibits

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 25#

Cantel Medical Corp.                                 2018 First Quarter Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANTEL MEDICAL CORP.

Date: December 7, 2017

	By:	/s/ Jorgen B. Hansen
Jorgen B. Hansen,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Peter G. Clifford
Peter G. Clifford,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Brian R. Capone
Brian R. Capone
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

26