Form 10-Q
period 2018-01-31
CANTEL MEDICAL CORP
filed 2018-03-08
CIK 19446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q

☒Quarterly Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2018.

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

Number of shares of common stock outstanding as of February 28, 2018: 41,714,324.

Cantel Medical Corp.                                 2018 Second Quarter Form 10-Q

Cantel Medical Corp.                                 2018 Second Quarter Form 10-Q

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
Condensed Consolidated Balance Sheets
(Unaudited)

	January 31,	July 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$39,977	$36,584
Accounts receivable, net of allowance for doubtful accounts of $2,057 and $1,808	112,592	110,656
Inventories, net	111,392	98,724
Prepaid expenses and other current assets	15,011	11,407
Income taxes receivable	4,007	—
Total current assets	282,979	257,371

Property and equipment, net	95,677	88,338
Intangible assets, net	141,424	124,512
Goodwill	358,329	311,445
Other assets	5,294	4,707
Total assets	$883,703	$786,373

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$33,788	$27,469
Compensation payable	20,740	27,468
Accrued expenses	28,104	23,393
Deferred revenue	26,969	25,282
Income taxes payable	—	3,167
Total current liabilities	109,601	106,779

Long-term debt	160,000	126,000
Deferred income taxes	24,143	24,714
Other long-term liabilities	3,476	4,948
Total liabilities	297,220	262,441
Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $0.10 per share. Authorized 75,000,000 shares; issued 46,243,122 shares and outstanding 41,714,903 shares as of January 31, 2018; issued 46,194,370 shares and outstanding 41,728,934 shares as of July 31, 2017	4,624	4,619
Additional paid-in capital	180,083	174,602
Retained earnings	459,462	407,590
Accumulated other comprehensive income (loss)	1,246	(9,900)
Treasury Stock, at cost; 4,528,219 shares as of January 31, 2018; 4,465,440 shares as of July 31, 2017	(58,932)	(52,979)
Total stockholders’ equity	586,483	523,932
Total liabilities and stockholders' equity	$883,703	$786,373
See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 1

Cantel Medical Corp.                                 2018 Second Quarter Form 10-Q

Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
Net sales
Product sales	$186,484	$163,904	$374,449	$330,805
Product service	26,550	20,913	51,351	41,737
Total net sales	213,034	184,817	425,800	372,542

Cost of sales
Product sales	94,144	81,755	189,243	165,371
Product service	17,655	14,585	34,663	29,187
Total cost of sales	111,799	96,340	223,906	194,558

Gross profit	101,235	88,477	201,894	177,984

Expenses:
Selling	30,922	26,910	62,522	54,803
General and administrative	32,188	28,465	64,284	58,468
Research and development	5,643	4,489	10,972	9,037
Total operating expenses	68,753	59,864	137,778	122,308

Income from operations	32,482	28,613	64,116	55,676

Interest expense, net	1,135	1,126	2,324	2,219
Other income	—	—	(1,138)	—

Income before income taxes	31,347	27,487	62,930	53,457

Income taxes	(1,141)	9,417	7,513	16,587

Net income	$32,488	$18,070	$55,417	$36,870

Earnings per common share:
Basic	$0.78	$0.43	$1.33	$0.88
Diluted	$0.78	$0.43	$1.33	$0.88
Dividends declared per common share	$0.09	$—	$0.09	$0.07

See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 2

Cantel Medical Corp.                                 2018 Second Quarter Form 10-Q

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
Net income	$32,488	$18,070	$55,417	$36,870

Other comprehensive income (loss):
Foreign currency translation	12,379	2,588	11,146	(3,933)
Total other comprehensive income (loss)	12,379	2,588	11,146	(3,933)

Comprehensive income	$44,867	$20,658	$66,563	$32,937
See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 3

Cantel Medical Corp.                                 2018 Second Quarter Form 10-Q

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended January 31,
	2018	2017
Cash flows from operating activities
Net income	$55,417	$36,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,190	7,148
Amortization	8,412	7,966
Stock-based compensation expense	4,590	5,038
Deferred income taxes	(6,453)	821
Other non-cash items, net	299	621
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	1,145	(2,651)
Inventories	(8,073)	(1,008)
Prepaid expenses and other assets	(2,139)	(3,628)
Accounts payable and other liabilities	557	(2,543)
Income taxes	(7,274)	(3,633)
Net cash provided by operating activities	54,671	45,001

Cash flows from investing activities
Capital expenditures	(13,476)	(14,416)
Proceeds from disposal of fixed assets	—	26
Acquisition of businesses, net of cash acquired	(64,287)	(58,348)
Other, net	—	61
Net cash used in investing activities	(77,763)	(72,677)

Cash flows from financing activities
Borrowings under revolving credit facility	61,300	61,000
Repayments under revolving credit facility	(27,300)	(28,000)
Dividends paid	(3,545)	(2,921)
Purchases of treasury stock	(5,952)	(6,264)
Net cash provided by financing activities	24,503	23,815

Effect of exchange rate changes on cash and cash equivalents	1,982	(155)

Increase (decrease) in cash and cash equivalents	3,393	(4,016)
Cash and cash equivalents at beginning of period	36,584	28,367
Cash and cash equivalents at end of period	$39,977	$24,351

See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 4

Cantel Medical Corp.                                 2018 Second Quarter Form 10-Q

Notes to Condensed Consolidated Financial Statements (unaudited).

1.    Basis of Presentation
Throughout this document, references to “Cantel,” “us,” “we,” “our,” and the “Company” are references to Cantel Medical Corp. and its subsidiaries, except where the context makes it clear the reference is to Cantel itself and not its subsidiaries.
Cantel is a leading provider of infection prevention products and services in the healthcare market, specializing in the following reportable segments: Endoscopy, Water Purification and Filtration, Healthcare Disposables and Dialysis. See Note 14, “Reportable Segments.” Most of our equipment, consumables and supplies are used to help prevent the occurrence or spread of infections.
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
Subsequent Events
We performed a review of events subsequent to January 31, 2018 through the date of issuance of the accompanying unaudited consolidated interim financial statements.
2.           Accounting Pronouncements
Newly Adopted Accounting Standards
In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments (Topic 805)” (“ASU 2015-16”). The new guidance requires an acquirer in a business combination to recognize a measurement-period adjustment during the period in which it determines the amount, and eliminates the requirement for an acquirer to account for measurement-period adjustments retrospectively. The acquirer must also disclose the amounts and reasons for adjustments to the provisional amounts. ASU 2015-16 is effective for fiscal years beginning after December 15, 2016 (our fiscal year 2018), including interim periods within that reporting period. Accordingly, we adopted ASU 2015-06 on August 1, 2017. The adoption of ASU 2015-06 did not have a material impact on our financial position and results of operations.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330) Simplifying the Measurement of Inventory,” (“ASU 2015-11”). The new guidance requires companies using the first-in, first-out and average costs methods to measure inventory using the lower of cost and net realizable value, where net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 (our fiscal year 2018), including interim periods within that reporting period. Accordingly, we adopted ASU 2015-11 on August 1, 2017. The adoption of ASU 2015-11 did not have a material impact on our financial position and results of operations.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805)” (“ASU 2017-01”) to clarify the definition of a business. The revised guidance creates a more robust framework to use in determining whether a set of assets and activities is a business. The guidance will be applied on a prospective basis on or after the effective date. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017 (our fiscal year 2019), including interim periods within that reporting period. We early adopted ASU-2017-01 on August 1, 2017. The adoption of ASU 2017-01 did not have a material impact on our financial position and results of operations.

Recently Issued Accounting Standards

In August 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”) to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018 (our fiscal year

(dollar amounts in thousands except share and per share data or as otherwise noted) 5

Cantel Medical Corp.                                 2018 Second Quarter Form 10-Q

2020), including interim periods within that reporting period. We are currently in the process of evaluating the impact of ASU 2017-12 on our financial position and results of operations.

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting” (“ASU 2017-09”) to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017 (our fiscal year 2019), including interim periods within that reporting period. We are currently in the process of evaluating the impact of ASU 2017-09 on our financial position and results of operations.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other” (“ASU 2017-04”) to simplify the test for goodwill impairment. The revised guidance eliminates the existing Step 2 of the goodwill impairment test which required an entity to compute the implied fair value of its goodwill at the testing date in order to measure the amount of the impairment charge when the fair value of the reporting unit failed Step 1 of the goodwill impairment test. Under the revised guidance, an entity would recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to the reporting unit. The guidance will be applied on a prospective basis on or after the effective date. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019 (our fiscal year 2021) and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of ASU 2017-04 is not expected to have a significant impact on our financial position and results of operations.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which will supersede the revenue recognition requirements in Accounting Standards Codification 605, “Revenue Recognition” (“ASC 605”). ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606),” which defers the effective date of ASU 2014-09 by one year to fiscal years beginning after December 15, 2017 (our fiscal year 2019), including interim periods within that reporting period. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2016-12”), which provided narrow scope improvements and practical expedients relating to ASU 2014-09. In preparation for our adoption of ASU 2014-09 and ASU 2016-12 on August 1, 2018, we have obtained representative samples of contracts and other forms of agreements with our customers in the United States and in our international locations and continue to evaluate the provisions contained therein in light of the five-step model specified by the new guidance. We continue to evaluate the impact of the new standard on certain common practices currently employed by us and by other health care manufacturers and service providers, such as multiple-element arrangements, deferred revenues, warranties, rebates and other pricing allowances. We anticipate adopting the standard using the modified retrospective method. There may be differences in timing of revenue recognition under the new standard compared to recognition under ASC 605.

3.	Acquisitions

Fiscal 2018

BHT Group

On August 23, 2017, we purchased all of the issued and outstanding stock of BHT Hygienetechnik Holding GmbH (“BHT Group”), a leader in the German market in automated endoscope reprocessing and related equipment and services for total consideration (net of cash acquired), excluding acquisition related costs, of $60,787. The BHT Group consists of a portfolio of high-quality automatic endoscope reprocessors, advanced endoscope storage and drying cabinets (products globally distributed by our Company prior to the acquisition under an agreement with BHT Group), washer-disinfectors for central sterile applications, associated technical service and parts as well as flexible endoscope repair services. BHT Group is included in our Endoscopy segment. We anticipate completing the purchase price allocation before or during the fourth quarter of fiscal 2018.

(dollar amounts in thousands except share and per share data or as otherwise noted) 6

Cantel Medical Corp.                                 2018 Second Quarter Form 10-Q

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

Vantage Endoscopy Inc.’s Medivators® Endoscopy Business

On September 26, 2016, we acquired certain net assets of Vantage Endoscopy Inc. (“Vantage”) related to its distribution and sale of our Medivators endoscopy products in Canada for total consideration, excluding acquisition-related costs, of $4,044. Vantage was our exclusive distributor of Medivators capital equipment (e.g., automated endoscope reprocessors) and related consumables and accessories in Canada, and is included in our Endoscopy segment.

Accutron, Inc.

On August 1, 2016, we acquired all of the issued and outstanding stock of Accutron Inc. (“Accutron”), a Phoenix-based company, for total consideration, excluding acquisition-related costs, of $53,049. The Accutron business designs, manufactures and sells nitrous oxide conscious sedation equipment and single use nasal masks for use in dental procedures, and is included in our Healthcare Disposables segment.

	2018	2017
Purchase Price Allocation	BHT Group(1)	CR Kennedy	Vantage(1)	Accutron(1)
Purchase Price:
Cash paid (net of cash acquired)	$60,787	$11,999	$4,044	$53,049
Debt acquired	—	—	—	—
Total	$60,787	$11,999	$4,044	$53,049

Allocation:
Property and equipment	835	—	433	1,676
Amortizable intangible assets:
Customer relationships	12,500	4,200	992	12,800
Technology	6,200	—	—	10,000
Brand names	—	—	—	2,000
Goodwill	41,185	5,894	2,299	21,989
Deferred income taxes	(5,881)	—	—	112
Other working capital	5,948	1,905	320	4,472
Total	$60,787	$11,999	$4,044	$53,049
_______________________________________________

(1)	The excess purchase price over net assets acquired was assigned to goodwill, all of which is deductible for income tax purposes.

Unaudited Pro Forma Summary of Operations

The acquisitions above, both individually and in the aggregate, were not material to our consolidated results of operations or financial position and, therefore, pro forma financial information is not presented.

(dollar amounts in thousands except share and per share data or as otherwise noted) 7

Cantel Medical Corp.                                 2018 Second Quarter Form 10-Q

4.      Stock-Based Compensation
2016 Equity Incentive Plan

At January 31, 2018, 202,431 unvested restricted stock awards were outstanding under the 2016 plan. No options were outstanding under the 2016 plan. At January 31, 2018, 968,456 shares are collectively available pursuant to restricted stock and other stock awards, stock options and stock appreciation rights.

2006 Equity Incentive Plan

The 2006 Plan was terminated on January 7, 2016 in conjunction with the adoption of the 2016 Plan. At January 31, 2018, options to purchase 70,000 shares of common stock were outstanding, and 46,942 unvested restricted stock awards were outstanding under the 2006 Plan. No additional awards will be granted under this plan.

The following table shows the income statement components of stock-based compensation expense recognized in the condensed consolidated statements of income:

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
Cost of sales	$181	$92	$296	$202
Operating expenses:
Selling	264	310	629	939
General and administrative	2,257	1,685	3,590	3,838
Research and development	37	29	75	59
Total operating expenses	2,558	2,024	4,294	4,836
Stock-based compensation before income taxes	$2,739	$2,116	$4,590	$5,038

At January 31, 2018, total unrecognized stock-based compensation expense, before income taxes, related to total nonvested stock options and restricted stock awards was $17,437 with a remaining weighted average period of 22 months over which such expense is expected to be recognized.

We determine the fair value of restricted stock awards with market conditions using a Monte Carlo simulation on the date of grant using the following assumptions:

	2018	2017
Volatility of common stock	26.60%	27.75%
Average volatility of peer companies	33.72%	32.98%
Average correlation coefficient of peer companies	32.26%	35.35%
Risk-free interest rate	1.62%	0.96%

A summary of nonvested stock award activity for the six months ended January 31, 2018 follows:

	Number of Time-based Awards	Number of Performance-based Awards	Number of Market-based Awards	Number of Total Awards	Weighted Average Fair Value
July 31, 2017	196,818	16,235	9,245	222,298	$66.28
Granted	93,054	18,647	10,465	122,166	$101.64
Vested(1)	(85,953)	(4,834)	—	(90,787)	$58.24
Forfeited	(3,899)	(405)	—	(4,304)	$83.06
January 31, 2018	200,020	29,643	19,710	249,373	$86.30
_______________________________________________

(1)	The aggregate fair value of all nonvested stock awards which vested was approximately $5,287.

(dollar amounts in thousands except share and per share data or as otherwise noted) 8

Cantel Medical Corp.                                 2018 Second Quarter Form 10-Q

A summary of stock option activity for the six months ended January 31, 2018 follows:

	Number of shares	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2017	122,500	$29.36
Granted	—	—
Exercised	(52,500)	17.04
Outstanding at January 31, 2018	70,000	$38.60	1.54	$5,063
Exercisable at January 31, 2018	65,000	$37.31	1.44	$4,785

During the six months ended January 31, 2018, 5,000 options vested, with an aggregate fair value of approximately $132. During the six months ended January 31, 2018, 52,500 options were exercised, with an aggregate fair value of approximately $4,049. As of January 31, 2018, all of the outstanding options had vested or were expected to vest in future periods. No options were granted during the six months ended January 31, 2018.

Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the income tax benefit on stock-based compensation described above. For the six months ended January 31, 2018, income tax deductions of $3,406 were generated, of which $1,394 were previously recorded as a reduction to income taxes over the equity awards’ vesting period and the remaining excess tax benefit of $2,012 (which includes the state income tax benefit) was recorded as a reduction to income taxes. For the six months ended January 31, 2017, income tax deductions of $5,545 were generated, of which $3,259 were previously recorded as a reduction to income taxes over the equity awards’ vesting period and the remaining excess tax benefit of $2,286 was recorded as a reduction to income taxes.

5.    Inventories, Net

A summary of inventories is as follows:

	January 31, 2018	July 31, 2017
Raw materials and parts	$51,332	$45,831
Work-in-process	14,402	13,484
Finished goods	54,139	48,262
Reserve for excess and obsolete inventory	(8,481)	(8,853)
Total	$111,392	$98,724

6.    Derivatives
In order to hedge against the impact of fluctuations in the value of the Euro, British Pound, Canadian dollar, Australian dollar and Singapore dollar relative to the U.S. dollar on the conversion of such net assets into the functional currencies, we enter into short-term forward contracts to purchase Euros, British Pounds, Canadian dollars, Australian dollars and Singapore dollars, which contracts are one-month in duration. These short-term contracts are designated as fair value hedge instruments. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets that are denominated and ultimately settled in currencies other than each entity’s functional currency. Gains and losses related to hedging contracts to buy Euros, British Pounds, Canadian dollars, Australian dollars and Singapore dollars forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. We do not currently hedge against the impact of fluctuations in the value of the Chinese Renminbi relative to the U.S. dollar because the overall foreign currency exposure relating to the currency is currently not deemed significant.

There were seven foreign currency forward contracts with an aggregate notional value of $24,169 and $24,762 at January 31, 2018 and July 31, 2017, respectively, which covered certain assets and liabilities that were denominated in currencies other than each entity’s functional currency. For the three and six months ended January 31, 2018 and 2017, the settlement our forward contracts resulted in immaterial amounts of net currency conversion losses on the hedged items.

(dollar amounts in thousands except share and per share data or as otherwise noted) 9

Cantel Medical Corp.                                 2018 Second Quarter Form 10-Q

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

In connection with the Jet Prep Ltd. ("Jet Prep") acquisition in fiscal 2014, we assumed a contingent obligation payable to the Israeli Government based on future sales. This fair value measurement was based on significant inputs not observed in the market and thus represent Level 3 measurements. In November 2017, the Israeli Government formally notified us that they would forgive any future amounts payable due to our decision to exit the Jet Prep business. During the first quarter of fiscal 2018, we reduced the fair value of this obligation to $0. See Note 10, "Commitments and Contingencies."

(dollar amounts in thousands except share and per share data or as otherwise noted) 10

Cantel Medical Corp.                                 2018 Second Quarter Form 10-Q

The fair values of the Company’s financial instruments measured on a recurring basis were categorized as follows:

	January 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$102	$—	$—	$102
Total assets	$102	$—	$—	$102
Liabilities:
Accrued expenses:
Assumed contingent obligation	—	—	—	—
Contingent guaranteed obligation	—	—	—	—
Total accrued expenses	—	—	—	—
Long-term debt(1)	—	160,000	—	160,000
Other long-term liabilities:
Assumed contingent obligation	—	—	—	—
Contingent guaranteed obligation	—	—	—	—
Total other long-term liabilities:	—	—	—	—
Total liabilities	$—	$160,000	$—	$160,000
________________________________________________

(1)	Fair value estimated using Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.

	July 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$102	$—	$—	$102
Total assets	$102	$—	$—	$102
Liabilities:
Accrued expenses:
Assumed contingent obligation	—	—	12	12
Contingent guaranteed obligation	—	—	—	—
Total accrued expenses	—	—	12	12
Long-term debt(1)	—	126,000	—	126,000
Other long-term liabilities:
Assumed contingent obligation	—	—	1,126	1,126
Contingent guaranteed obligation	—	—	—	—
Total other long-term liabilities:	—	—	1,126	1,126
Total liabilities	$—	$126,000	$1,138	$127,138
________________________________________________

(1)	Fair value estimated using Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.

With the exception of the resolution of the Jet Prep obligation, there was no Level 3 activity during the three and six months ended January 31, 2018. The Level 3 activity during the three and six months ended January 31, 2017 was not material.

Disclosure of Fair Value of Financial Instruments

As of January 31, 2018 and July 31, 2017, the carrying amounts for cash and cash equivalents (excluding money markets), accounts receivable and accounts payable approximated fair value due to the short maturity of these instruments.

(dollar amounts in thousands except share and per share data or as otherwise noted) 11

Cantel Medical Corp.                                 2018 Second Quarter Form 10-Q

8.	Intangibles and Goodwill

The Company’s intangible assets consist of the following:

	January 31, 2018			July 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$135,192	$(40,829)	$94,363	$119,576	$(34,773)	$84,803
Technology(1)	48,878	(17,371)	31,507	39,064	(15,260)	23,804
Brand names	8,323	(3,607)	4,716	8,188	(3,225)	4,963
Non-compete agreements	3,092	(1,545)	1,547	3,092	(1,428)	1,664
Patents and other registrations	2,862	(1,136)	1,726	2,783	(1,053)	1,730
	198,347	(64,488)	133,859	172,703	(55,739)	116,964
Trademarks and tradenames	7,565	—	7,565	7,548	—	7,548
Total intangible assets	$205,912	$(64,488)	$141,424	$180,251	$(55,739)	$124,512
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

Amortization expense related to intangible assets was $4,364 and $4,057 for the three months ended January 31, 2018 and 2017, respectively, and $8,412 and $7,966 for the six months ended January 31, 2018 and 2017, respectively. We expect to recognize an additional $8,825 of amortization expense related to intangible assets for the remainder of fiscal 2018, and thereafter $17,167, $15,447, $15,446, $15,095 and $14,711 of amortization expense for fiscal years 2019, 2020, 2021, 2022 and 2023, respectively.

Goodwill changed during the six months ended January 31, 2018 as follows:

	Endoscopy	Water Purification and Filtration	Healthcare Disposables	Dialysis	Total Goodwill
Balance, July 31, 2017	$129,945	$59,088	$114,279	$8,133	$311,445
Acquisitions	41,185	—	—	—	41,185
Foreign currency translation	5,601	98	—	—	5,699
Balance, January 31, 2018	$176,731	$59,186	$114,279	$8,133	$358,329

9.    Financing Arrangements
Borrowings under our Third Amended and Restated Credit Agreement (the “2014 Credit Agreement”) bear interest at rates ranging from 0.25% to 1.25% above the lender’s base rate, or at rates ranging from 1.25% to 2.25% above the London Interbank Offered Rate (“LIBOR”), depending upon the Company’s “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2014 Credit Agreement (“Consolidated EBITDA”). At January 31, 2018, the lender’s base rate was 4.50% and the LIBOR rates ranged from 1.46% to 1.56%. The margins applicable to our outstanding borrowings were 0.50% above the lender’s base rate or 1.50% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at January 31, 2018. The 2014 Credit Agreement also provides for fees on the unused portion of our facility at rates ranging from 0.20% to 0.40%, depending upon our Consolidated Leverage Ratio, which was 0.25% at January 31, 2018.

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

As of January 31, 2018 and July 31, 2017, we had $160,000 and $126,000, respectively, of outstanding borrowings under the 2014 Credit Agreement.

(dollar amounts in thousands except share and per share data or as otherwise noted) 12

Cantel Medical Corp.                                 2018 Second Quarter Form 10-Q

Debt issuance costs associated with our credit facilities are capitalized and amortized to interest expense over the term of the credit facilities. As of January 31, 2018 and July 31, 2017, such debt issuance costs, net of related amortization, were included in other assets, and amounted to $397 and $580, respectively.

10.    Commitments and Contingencies

Contingent Consideration and Assumed Contingent Liability

During fiscal 2017, we decided to exit the Jet Prep business that was acquired in fiscal 2014. At the time of the acquisition, we assumed a contingent obligation payable to the Israeli Government based on future sales. In November 2017, the Israeli Government formally notified us that they would forgive any future amounts payable due to our decision to exit the Jet Prep business. As a result of this formal notification, we reduced the $1,138 contingent obligation to $0 during the first quarter of fiscal 2018, resulting in a benefit through other income for the six months ended January 31, 2018.

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

(dollar amounts in thousands except share and per share data or as otherwise noted) 13

Cantel Medical Corp.                                 2018 Second Quarter Form 10-Q

The following table sets forth the computation of basic and diluted EPS available to stockholders of common stock (excluding participating securities):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2018	2017	2018	2017
Numerator for basic and diluted earnings per share:
Net income	$32,488	$18,070	$55,417	$36,870
Less income allocated to participating securities	(107)	(103)	(225)	(237)
Net income available to common shareholders	$32,381	$17,967	$55,192	$36,633
Denominator for basic and diluted earnings per share, as adjusted for participating securities:
Denominator for basic earnings per share - weighted average number of shares outstanding attributable to common stock	41,578,483	41,485,557	41,549,570	41,444,304
Dilutive effect of stock awards using the treasury stock method and the average market price for the year	55,561	74,582	60,897	73,279
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	41,634,044	41,560,139	41,610,467	41,517,583
Earnings per share attributable to common stock:
Basic earnings per share	$0.78	$0.43	$1.33	$0.88
Diluted earnings per share	$0.78	$0.43	$1.33	$0.88
Stock options excluded from weighted average dilutive common shares because their inclusion would have been anti-dilutive	—	—	—	—

A reconciliation of weighted average number of shares and common stock equivalents attributable to common stock, as determined above, to the Company’s total weighted average number of shares and common stock equivalents, including participating securities, is set forth in the following table:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2018	2017	2018	2017
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	41,634,044	41,560,139	41,610,467	41,517,583
Participating securities	138,508	233,128	172,205	271,408
Total weighted average number of shares and common stock equivalents attributable to both common stock and participating securities	41,772,552	41,793,267	41,782,672	41,788,991

12.    Income Taxes

On December 22, 2017, the U.S. government enacted wide-ranging tax legislation, the Tax Cuts and Jobs Act (the “2017 Tax Act”). The 2017 Tax Act significantly revises U.S. tax law by, among other provisions, (a) lowering the applicable U.S. federal statutory income tax rate from 35% to 21%, (b) creating a partial territorial tax system that includes imposing a mandatory one-time transition tax on previously deferred foreign earnings, (c) creating provisions regarding the (1) Global Intangible Low Tax Income (“GILTI”), (2) the Foreign Derived Intangible Income (“FDII”) deduction, and (3) the Base Erosion Anti-Abuse Tax (“BEAT”), and (d) eliminating or reducing certain income tax deductions, such as interest expense, executive compensation expenses and certain employee expenses.

ASC 740 Income Taxes requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the 2017 Tax Act’s provisions, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which allows companies to record the tax effects of the 2017 Tax Act on a provisional basis based on a reasonable estimate and then, if necessary, subsequently adjust such amounts during a limited measurement period as more information becomes available. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year from enactment.

(dollar amounts in thousands except share and per share data or as otherwise noted) 14

Cantel Medical Corp.                                 2018 Second Quarter Form 10-Q

Section 15 of the Internal Revenue Code governs rate changes and was not amended by the 2017 Tax Act. Section 15 requires a blended tax rate for fiscal-year taxpayers for their fiscal year that includes the effective date of the rate change, which was January 1, 2018. As a result of the 2017 Tax Act, we revised our estimated annual effective rate to reflect the change in the U.S. federal statutory rate by computing a tentative tax under both rates, and then prorating the tentative tax based on the number of days with and without the rate change to arrive at a blended tax rate of 26.9%, as required by the code. This blended rate was applied for fiscal 2018 and the new U.S. federal statutory rate of 21% will apply to fiscal 2019 and beyond.

During the second quarter ended January 31, 2018, we recorded a one-time net benefit of $8,398 to the income tax provision as a provisional estimate of the net accounting impact of the 2017 Tax Act in accordance with SAB 118. The net charge is comprised of the following: (i) expense of $294 related to the mandatory transition tax for deemed repatriation of deferred foreign income and (ii) a benefit of $8,692 related to a revaluation of our deferred tax assets and liabilities.

Given the significant complexity of the 2017 Tax Act, anticipated guidance from the U.S. Treasury concerning implementation of the 2017 Tax Act, and the potential for additional guidance from the SEC or the FASB related to the 2017 Tax Act, the provisional estimates we recorded may require adjustment during the measurement period. The provisional estimates were based on our understanding of the 2017 Tax Act and other information available at the time of the estimates, including assumptions and expectations about future events, such as projected financial performance, and are subject to further refinement as additional information becomes available (including our actual full fiscal 2018 results of operations, as well as potential new or interpretative guidance issued by the SEC, the FASB, or the Internal Revenue Service) and as we continue our analysis. We continue to analyze the changes to certain income tax deductions, assess calculations of earnings and profits in certain foreign subsidiaries, including whether those earnings are held in cash or other assets, and gather additional data to compute the full impact of the 2017 Tax Act on our deferred and current tax assets and liabilities. Furthermore, such analysis includes but is not limited to provisions regarding the GILTI, FDII, BEAT, interest expense and certain employee expense deductions, as well as the state tax impact of the 2017 Tax Act. We are currently in the process of analyzing its structure and estimated future results and, as a result, are not yet able to reasonably estimate the effect of these provisions of the 2017 Tax Act.

A reconciliation of the consolidated effective income tax rate from the three and six months ended January 31, 2017 to the three and six months ended January 31, 2018 is as follows:

	Consolidated Effective Income Tax Rate
	Three Months Ended	Six Months Ended
January 31, 2017	34.3%	31.0%
Difference attributable to:
Deferred tax revaluation	(27.5)%	(13.7)%
U.S. federal statutory rate decrease(1)	(8.1)%	(8.1)%
Prior quarter true-up due to U.S. federal statutory rate decrease	(8.2)%	—%
Foreign operations	2.4%	0.2%
State taxes	1.1%	0.5%
Excess tax benefit	1.1%	1.1%
Other	1.3%	0.9%
January 31, 2018	(3.6)%	11.9%
___________________________________

(1)	The Company revised its estimated annual rate to reflect a blended U.S. federal statutory rate of 26.9% as compared to 35.0%.

13.    Accumulated Other Comprehensive Income (Loss)

The components and changes in accumulated other comprehensive income (loss) were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
Beginning balance	$(11,133)	$(18,316)	$(9,900)	$(11,795)
Other comprehensive income (loss) for foreign currency translation	12,379	2,588	11,146	(3,933)
Ending balance	$1,246	$(15,728)	$1,246	$(15,728)

(dollar amounts in thousands except share and per share data or as otherwise noted) 15

Cantel Medical Corp.                                 2018 Second Quarter Form 10-Q

14.    Reportable Segments
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

Water Purification and Filtration: designs, develops, manufactures, sells, and installs water purification systems for medical, pharmaceutical and other bacteria controlled applications. We also provide filtration/separation and disinfectant technologies to the medical and life science markets through a worldwide distributor network. Two customers collectively accounted for approximately 51.3% and 50.1% of our Water Purification and Filtration segment net sales for the six months ended January 31, 2018 and 2017, respectively.

Healthcare Disposables: designs, manufactures, sells, supplies and distributes a broad selection of infection prevention healthcare products, the majority of which are single-use products used by dental practitioners. Three customers collectively accounted for approximately 48.3% and 48.2% of our Healthcare Disposables segment net sales for the six months ended January 31, 2018 and 2017, respectively.

Dialysis: designs, develops, manufactures, sells and services reprocessing systems and sterilants for dialyzers (a device serving as an artificial kidney), as well as dialysate concentrates and supplies utilized for renal dialysis. Two customers accounted for approximately 38.7% and 40.0% of our Dialysis segment net sales for the six months ended January 31, 2018 and 2017, respectively.

Information as to reportable segments is summarized below:

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
Net sales:
Endoscopy	$116,665	$94,367	$229,050	$188,195
Water Purification and Filtration	50,943	47,420	104,498	97,293
Healthcare Disposables	37,484	35,280	76,376	72,079
Dialysis	7,942	7,750	15,876	14,975
Total	$213,034	$184,817	$425,800	$372,542

None of our customers accounted for 10% or more of our consolidated net sales for the six months ended January 31, 2018 and 2017.

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
Segment operating income:
Endoscopy	$24,463	$18,778	$44,147	$36,339
Water Purification and Filtration	8,149	8,405	18,299	17,325
Healthcare Disposables	6,993	7,069	15,893	14,465
Dialysis	1,918	2,147	4,017	3,960
	41,523	36,399	82,356	72,089
General corporate expenses(1)	9,041	7,786	18,240	16,413
Operating income	$32,482	$28,613	$64,116	$55,676
 _______________________________________________

(1)
General corporate expenses relate to unallocated corporate costs primarily related to executive management personnel as well as costs associated with certain facets of our acquisition program and being a publicly traded company.

(dollar amounts in thousands except share and per share data or as otherwise noted) 16

Cantel Medical Corp.                                 2018 Second Quarter Form 10-Q

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
Second Quarter 2018 Highlights
Some of our key financial results for the three months ended January 31, 2018 compared with the three months ended January 31, 2017 were as follows:

•	Net sales increased by 15.3% to $213,034 from $184,817, with organic net sales growth of 10.0%

•	Net income increased by 79.8% to $32,488 from $18,070

•	Non-GAAP net income increased by 37.9% to $29,713 from $21,551

•	Diluted EPS increased by 79.9% to $0.78 from $0.43

•	Non-GAAP diluted EPS increased by 37.8% to $0.71 from $0.52

•	Adjusted EBITDAS increased by 16.2% to $45,934 from $39,514

See Non-GAAP Financial Measures below.

U.S. Tax Reform

The 2017 Tax Act, among other provisions, lowered the applicable U.S. federal statutory income tax rate from 35% to 21% and implemented the imposition of a one-time transition tax on previously deferred foreign earnings. ASC 740 requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted, including the revaluation of deferred income tax assets and liabilities. During the three months ended January 31, 2018, we recorded a one-time net benefit of $8,398 to the income tax provision as a provisional estimate of the net accounting impact of the 2017 Tax Act in accordance with SAB 118. The net charge is comprised of the following: (i) expense of $294 related to the mandatory transition tax for deemed repatriation of deferred foreign income and (ii) a benefit of $8,692 related to a revaluation of our deferred tax assets and liabilities. Our non-GAAP effective tax rate decreased to approximately 21% in the quarter. See Non-GAAP Financial Measures below.

Acquisitions

On August 23, 2017, we purchased all of the issued and outstanding stock of BHT Group, a leader in the German market in automated endoscope reprocessing and related equipment and services for total consideration (net of cash acquired), excluding acquisition related costs, of $60,787. The BHT Group consists of a portfolio of high-quality automatic endoscope reprocessors, advanced endoscope storage and drying cabinets (products globally distributed by our Company prior to the acquisition under an agreement with BHT Group), washer-disinfectors for central sterile applications, associated technical service and parts as well as flexible endoscope repair services. BHT Group is included in our Endoscopy segment.

(dollar amounts in thousands except share and per share data or as otherwise noted) 17

Cantel Medical Corp.                                 2018 Second Quarter Form 10-Q

Results of Operations
The following tables give information as to the percentages of net sales represented by selected items reflected in our condensed consolidated statements of income.

	Three Months Ended January 31,				Percentage Change
Statement of Income Data:	2018		2017
Net sales	$213,034	100.0%	$184,817	100.0%	15.3%
Cost of sales	111,799	52.5%	96,340	52.1%	16.0%
Gross profit	101,235	47.5%	88,477	47.9%	14.4%

Selling	30,922	14.5%	26,910	14.6%	14.9%
General and administrative	32,188	15.1%	28,465	15.4%	13.1%
Research and development	5,643	2.6%	4,489	2.4%	25.7%
	68,753	32.3%	59,864	32.4%	14.8%

Operating income	32,482	15.2%	28,613	15.5%	13.5%

Interest expense, net	1,135	0.5%	1,126	0.6%	0.8%
Other income	—	—%	—	—%	—%
Income before income taxes	31,347	14.7%	27,487	14.9%	14.0%
Income taxes	(1,141)	(0.6)%	9,417	5.1%	(112.1)%
Net income	$32,488	15.3%	$18,070	9.8%	79.8%

	Six Months Ended January 31,				Percentage Change
Statement of Income Data:	2018		2017
Net sales	$425,800	100.0%	$372,542	100.0%	14.3%
Cost of sales	223,906	52.6%	194,558	52.2%	15.1%
Gross profit	201,894	47.4%	177,984	47.8%	13.4%

Selling	62,522	14.7%	54,803	14.7%	14.1%
General and administrative	64,284	15.1%	58,468	15.8%	9.9%
Research and development	10,972	2.6%	9,037	2.4%	21.4%
	137,778	32.4%	122,308	32.9%	12.6%

Operating income	64,116	15.1%	55,676	14.9%	15.2%

Interest expense, net	2,324	0.5%	2,219	0.6%	4.7%
Other income	(1,138)	(0.3)%	—	—%	—%
Income before income taxes	62,930	14.8%	53,457	14.3%	17.7%
Income taxes	7,513	1.8%	16,587	4.4%	(54.7)%
Net income	$55,417	13.0%	$36,870	9.9%	50.3%

(dollar amounts in thousands except share and per share data or as otherwise noted) 18

Cantel Medical Corp.                                 2018 Second Quarter Form 10-Q

The following table gives information as to the net sales by reportable segment and geography, as well as the related percentage of such net sales to the total net sales.

	Three Months Ended January 31,				Six Months Ended January 31,
Net Sales by Segment	2018		2017		2018		2017
Endoscopy	$116,665	54.8%	$94,367	51.1%	$229,050	53.8%	$188,195	50.5%
Water Purification and Filtration	50,943	23.9%	47,420	25.7%	104,498	24.5%	97,293	26.1%
Healthcare Disposables	37,484	17.6%	35,280	19.1%	76,376	17.9%	72,079	19.3%
Dialysis	7,942	3.7%	7,750	4.1%	15,876	3.8%	14,975	4.1%
Total net sales	$213,034	100.0%	$184,817	100.0%	$425,800	100.0%	$372,542	100.0%
Net Sales by Geography
United States	$157,708	74.0%	$146,119	79.1%	$318,648	74.8%	$296,626	79.6%
International	55,326	26.0%	38,698	20.9%	107,152	25.2%	75,916	20.4%
Total net sales	$213,034	100.0%	$184,817	100.0%	$425,800	100.0%	$372,542	100.0%
The following table gives information as to the amount of operating income, as well as operating income as a percentage of net sales, for each of our reportable segments.

	Three Months Ended January 31,				Six Months Ended January 31,
Operating Income by Segment	2018		2017		2018		2017
Endoscopy	$24,463	21.0%	$18,778	19.9%	$44,147	19.3%	$36,339	19.3%
Water Purification and Filtration	8,149	16.0%	8,405	17.7%	18,299	17.5%	17,325	17.8%
Healthcare Disposables	6,993	18.7%	7,069	20.0%	15,893	20.8%	14,465	20.1%
Dialysis	1,918	24.2%	2,147	27.7%	4,017	25.3%	3,960	26.4%
Operating income by segment	41,523	19.5%	36,399	19.7%	82,356	19.3%	72,089	19.4%
General corporate expenses	9,041	4.3%	7,786	4.2%	18,240	4.2%	16,413	4.5%
Income from operations	$32,482	15.2%	$28,613	15.5%	$64,116	15.1%	$55,676	14.9%

Net Sales
Total net sales increased by $28,217 or 15.3%, to $213,034 for the three months ended January 31, 2018 from $184,817 for the three months ended January 31, 2017. The 15.3% increase in net sales for the three months ended January 31, 2018 includes an increase of 10.0% in organic sales, an increase of 4.2% in net sales due to acquisitions and an increase of 1.1% due to foreign currency translation. International net sales increased by $16,628 or 43.0%, to $55,326 for the three months ended January 31, 2018 from $38,698 for the three months ended January 31, 2017. The 43.0% increase international net sales consists of a 19.5% increase due to acquisitions, 18.1% organic sales growth and an increase of 5.4% due to foreign currency translation.

Total net sales increased by $53,258 or 14.3%, to $425,800 for the six months ended January 31, 2018 from $372,542 for the six months ended January 31, 2017. The 14.3% increase in net sales for the six months ended January 31, 2018 includes an increase of 9.3% in organic sales, an increase of 4.2% in net sales due to acquisitions and an increase of 0.8% due to foreign currency translation. International net sales increased by $31,236 or 41.1%, to $107,152 for the six months ended January 31, 2018 from $75,916 for the six months ended January 31, 2017. The 41.1% increase in international net sales consists of a 20.5% increase due to acquisitions, 16.9% organic sales growth and an increase of 3.7% due to foreign currency translation.

Endoscopy. Net sales of endoscopy products and services increased by $22,298 or 23.6%, for the three months ended January 31, 2018 compared with the three months ended January 31, 2017, which consisted of 13.8% organic sales growth, an 8.0% increase due to acquisitions and an increase of 1.8% due to foreign currency translation. Net sales increased by $40,855 or 21.7%, for the six months ended January 31, 2018 compared with the six months ended January 31, 2017, which consisted of 12.2% organic sales growth, an 8.3% increase due to acquisitions and an increase of 1.2% due to foreign currency translation. The increases in organic net sales for the three month and six month periods were primarily due to volume increases in the United States and internationally for endoscopy procedure products, storage cabinets and mobile medical carts, disinfectants and service due to the increased installed base of our endoscope reprocessing equipment.

Water Purification and Filtration. Net sales of water purification and filtration products and services increased by $3,523 or 7.4%, for the three months ended January 31, 2018 compared with the three months ended January 31, 2017, and by $7,205 or

(dollar amounts in thousands except share and per share data or as otherwise noted) 19

Cantel Medical Corp.                                 2018 Second Quarter Form 10-Q

7.4% for the six months ended January 31, 2018 compared with the six months ended January 31, 2017. The increases were primarily due to increased demand for our water purification equipment and increased sales of our chemistries products.

Healthcare Disposables. Net sales of healthcare disposables products increased by $2,204 or 6.2%, for the three months ended January 31, 2018 compared with the three months ended January 31, 2017, and by $4,297 or 6.0%, for the six months ended January 31, 2018 compared with the six months ended January 31, 2017. The increases in net sales were primarily driven by our higher margin products such as sterility assurance and waterline disinfection products, as well as our branded products, and to a lesser extent by acquisition related growth.

Dialysis. Net sales of dialysis products and services increased by $192 or 2.5%, for the three months ended January 31, 2018 compared with the three months ended January 31, 2017, and by $901 or 6.0%, for the six months ended January 31, 2018 compared with the six months ended January 31, 2017. The increases were primarily due to the increase in sales volume for our domestic concentrate.

Gross Profit

Gross profit increased by $12,758 or 14.4%, to $101,235 for the three months ended January 31, 2018 from $88,477 for the three months ended January 31, 2017, and by $23,910 or 13.4%, to $201,894 for the six months ended January 31, 2018 from $177,984 for the six months ended January 31, 2017. Gross profit as a percentage of net sales for the three months ended January 31, 2018 and 2017 was 47.5% and 47.9%, respectively, and for the six months ended January 31, 2018 and 2017 was 47.4% and 47.8%, respectively. Excluding the impact of acquisition related items, gross profit as a percentage of net sales for the three months ended January 31, 2018 and 2017 was 47.8% and 47.9%, respectively, and for the six months ended January 31, 2018 and 2017 was 47.9% and 48.0%, respectively.

The lower gross profit as a percentages of net sales for the three and six months ended January 31, 2018 were primarily due to the reclassification of certain salary and benefit related costs that had previously been recorded in operating expenses into costs of goods sold. This negatively impacted gross profit as a percentage of net sales by approximately 0.7% in each of the three and six months ended January 31, 2017. In addition, the mix of sales associated with lower margin capital equipment from the BHT Group acquisition negatively impacted gross profit in the current year.

Operating Expenses

Operating expenses as a percentage of net sales for the three months ended January 31, 2018 and 2017 was 32.3% and 32.4%, respectively, and for the six months ended January 31, 2018 and 2017 was 32.4% and 32.9%, respectively. As stated above, there was a reclassification of certain salary and benefit related costs that had previously been recorded in operating expenses into costs of good sold, which positively impacted operating expenses as a percentage of net sales by approximately 0.7% in each of the prior year three month and six month periods.

Selling expenses increased by $4,012 or 14.9%, to $30,922 for the three months ended January 31, 2018 from $26,910 for the three months ended January 31, 2017, and by $7,719 or 14.1%, to $62,522 for the six months ended January 31, 2018 from $54,803 for the six months ended January 31, 2017. Selling expenses increased due to higher sales incentive compensation-related costs primarily in our Endoscopy segment, additional sales and marketing initiatives to expand into new markets (including international markets) and the inclusion of selling and marketing expenses of our recent acquisitions. Selling expenses as a percentage of net sales were 14.5% and 14.6% for the three months ended January 31, 2018 and 2017, respectively, and remained flat at 14.7% for the six months ended January 31, 2018 and 2017, respectively.

General and administrative expenses increased by $3,723 or 13.1%, to $32,188 for the three months ended January 31, 2018 from $28,465 for the three months ended January 31, 2017, and by $5,816 or 9.9%, to $64,284 for the six months ended January 31, 2018 from $58,468 for the six months ended January 31, 2017. General and administrative expenses increased primarily due to incremental internal and external resources to address various growth initiatives and compliance requirements and higher acquisition related items such as transaction and integration costs. This was partially offset by a decrease in costs associated with the retirement of our former Chief Executive Officer and lower stock-based compensation expense. General and administrative expenses as a percentage of net sales were 15.1% and 15.4% for the three months ended January 31, 2018 and 2017, respectively, and 15.1% and 15.8% for the six months ended January 31, 2018 and 2017, respectively.

 Research and development expenses (which include continuing engineering costs) increased by $1,154 or 25.7%, to $5,643 for the three months ended January 31, 2018 from $4,489 for the three months ended January 31, 2017, and by $1,935 or 21.4%, to $10,972 for the six months ended January 31, 2018 from $9,037 for the six months ended January 31, 2017. The increases were primarily due to additional product development initiatives primarily in our Endoscopy segment. Research and development

(dollar amounts in thousands except share and per share data or as otherwise noted) 20

Cantel Medical Corp.                                 2018 Second Quarter Form 10-Q

expenses as a percentage of net sales were 2.6% and 2.4% for the three months ended January 31, 2018 and 2017, respectively, and 2.6% and 2.4% for the six months ended January 31, 2018 and 2017, respectively.

Operating Income

Endoscopy. The Endoscopy segment’s operating income increased by $5,685 or 30.3%, for the three months ended January 31, 2018 compared with the three months ended January 31, 2017, and by $7,808 or 21.5%, for the six months ended January 31, 2018 compared with the six months ended January 31, 2017. The increases were primarily due to increased sales volume in the United States and internationally for our endoscopy products and services, as further explained above. This was partially offset by increases in acquisition and restructuring-related costs, sales commission expense, other compensation-related costs and legal fees. The six months ended January 31, 2018 was also negatively impacted earlier in the fiscal year by acquisition and integration related costs for the BHT acquisition.

Water Purification and Filtration. The Water Purification and Filtration segment’s operating income decreased by $256 or 3.0%, for the three months ended January 31, 2018 compared with the three months ended January 31, 2017, primarily due to increased compensation-related costs, increased headcount and higher sales commission expenses, partially offset by higher sales. Operating income increased by $974 or 5.6%, for the six months ended January 31, 2018 compared with the six months ended January 31, 2017, primarily due to higher sales, partially offset by compensation-related costs and higher sales commission expenses.

Healthcare Disposables. The Healthcare Disposables segment’s operating income decreased by $76 or 1.1%, for the three months ended January 31, 2018 compared with the three months ended January 31, 2017, due to higher sales, mostly offset by inventory adjustments, increased compensation-related costs and increased research and development. Operating income and increased by $1,428 or 9.9%, for the six months ended January 31, 2018 compared with the six months ended January 31, 2017 primarily due to the sales impact of our recent acquisition, improved gross margins resulting from increased productivity and favorable product mix, partially offset by inventory adjustments, increased compensation-related costs and research and development.

Dialysis. The Dialysis segment’s operating income decreased by $229 or 10.7%, for the three months ended January 31, 2018 compared with the three months ended January 31, 2017, primarily due to the shift to lower margin products, partially offset by higher net sales. Operating income increased by $57 or 1.4%, for the six months ended January 31, 2018 compared with the six months ended January 31, 2017 due to higher net sales and cost control initiatives, mostly offset by the shift to lower margin products.

General Corporate Expenses

General corporate expenses relate to unallocated corporate costs primarily related to executive management personnel as well as costs associated with certain facets of our acquisition program and being a publicly traded company. Such expenses increased by $1,255 or 16.1%, for the three months ended January 31, 2018 from the three months ended January 31, 2017, and by $1,827 or 11.1%, for the six months ended January 31, 2018 from the six months ended January 31, 2017. These increases were primarily due to the addition of internal and external resources to address various growth initiatives and compliance requirements, partially offset by a decrease in costs associated with the retirement of our former Chief Executive Officer and lower stock-based compensation expense.

Interest Expense, Net

Interest expense, net increased to $1,135 for the three months ended January 31, 2018 from $1,126 for the three months ended January 31, 2017. Interest expense, net increased by $105 or 4.7%, to $2,324 for the six months ended January 31, 2018 from $2,219 for the six months ended January 31, 2017, as a result of an increase in the average outstanding borrowings due to the funding of acquisitions.

Other Income

Other income of $1,138 for the three and six months ended January 31, 2018 represents the favorable resolution of the contingent liability associated with the Jet Prep acquisition.

(dollar amounts in thousands except share and per share data or as otherwise noted) 21

Cantel Medical Corp.                                 2018 Second Quarter Form 10-Q

Income Taxes

The consolidated effective tax rate decreased by 37.9% to a 3.6% benefit for the three months ended January 31, 2018 from 34.3% for the three months ended January 31, 2017, and decreased by 19.1% to 11.9% for the six months ended January 31, 2018 from 31.0% for the six months ended January 31, 2017. The decreases for both periods were attributed to the recording of the discrete net tax benefits associated with the estimated impact of the revaluation of our U.S. net deferred tax liabilities as a result of the 2017 Tax Act, the unfavorable impact of a repatriation tax and the revaluation of the prior reported excess tax benefits also as a result of the change in the U.S. federal statutory rate applicable to stock compensation.

As a result of the 2017 Tax Act, we revised our estimated annual effective rate to reflect the change in the U.S. federal statutory rate by computing a tentative tax under both rates, and then prorating the tentative tax based on the number of days with and without the rate change to arrive at a blended tax rate of 26.9%. This blended rate was applied for fiscal 2018 and the new U.S. federal statutory rate of 21% will apply to fiscal 2019 and beyond.

Non-GAAP Financial Measures
In evaluating our operating performance, we supplement the reporting of our financial information determined under generally accepted accounting principles in the United States (“GAAP”) with certain non-GAAP financial measures including (i) non-GAAP net income, (ii) non-GAAP earnings per diluted share (“EPS”), (iii) earnings before interest, taxes, depreciation, amortization, loss on disposal of fixed assets, and stock-based compensation expense (“EBITDAS”), (iv) adjusted EBITDAS, (v) net debt and (vi) organic sales. These non-GAAP financial measures are indicators of the Company's performance that are not required by, or presented in accordance with, GAAP. They are presented with the intent of providing greater transparency to financial information used by us in our financial analysis and operational decision-making. We believe that these non-GAAP measures provide meaningful information to assist investors, stockholders and other readers of our consolidated financial statements in making comparisons to our historical operating results and analyzing the underlying performance of our results of operations. These non-GAAP financial measures are not intended to be, and should not be, considered separately from, or as an alternative to, the most directly comparable GAAP financial measures.

To measure earnings performance on a consistent and comparable basis, we exclude certain items that affect comparability of operating results and the trend of earnings. These adjustments are irregular in timing, may not be indicative of our past and future performance and are therefore excluded to allow investors to better understand underlying operating trends. The following are examples of the types of adjustments that are excluded: (i) amortization of purchased intangible assets; (ii) acquisition-related items; (iii) business optimization and restructuring-related charges; (iv) net tax benefits associated with the estimated impact of the revaluation of our U.S. net deferred tax liabilities as a result of U.S. tax reform and the unfavorable impact of a repatriation tax; (v) excess tax benefits applicable to stock compensation and (vi) other significant items management deems irregular or non-operating in nature.

Amortization expense of purchased intangible assets is a non-cash expense related to intangibles that were primarily the result of business acquisitions. Our history of acquiring businesses has resulted in significant increases in amortization of intangible assets that reduce the Company’s net income. The removal of amortization from our overall operating performance helps in assessing our cash generated from operations including our return on invested capital, which we believe is an important analysis for measuring our ability to generate cash and invest in our continued growth.

Acquisition related items consist of (i) fair value adjustments to contingent consideration and other contingent liabilities resulting from acquisitions, (ii) due diligence, integration, legal fees and other transaction costs associated with our acquisition program and (iii) acquisition accounting charges for the amortization of the initial fair value adjustments of acquired inventory and deferred revenue. The adjustments of contingent consideration and other contingent liabilities are periodic adjustments to record such amounts at fair value at each balance sheet date. Given the subjective nature of the assumptions used in the determination of fair value calculations, fair value adjustments may potentially cause significant earnings volatility that are not representative of our operating results. Similarly, due diligence, integration, legal and other acquisition costs associated with our acquisition program, including acquisition accounting charges relating to recording acquired inventory and deferred revenue at fair market value, can be significant and also adversely impact our effective tax rate as certain costs are often not tax-deductible. Since these acquisition related items are irregular and often mask underlying operating performance, we exclude these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to past operating performance.

The 2017 Tax Act significantly revises U.S. tax law by, among other provisions, (a) lowering the applicable U.S. federal statutory income tax rate from 35% to 21%, (b) creating a partial territorial tax system that includes imposing a mandatory one-time transition tax on previously deferred foreign earnings, (c) creating provisions regarding the (1) Global Intangible Low Tax

(dollar amounts in thousands except share and per share data or as otherwise noted) 22

Cantel Medical Corp.                                 2018 Second Quarter Form 10-Q

Income, (2) the Foreign Derived Intangible Income deduction, and (3) the Base Erosion Anti-Abuse Tax and (d) eliminating or reducing certain income tax deductions, such as interest expense, executive compensation expenses and certain employee expenses. During the three months ended January 31, 2018, we recorded a one-time net benefit as a provisional estimate of the net accounting impact of the 2017 Tax Act in accordance with SAB 118. The net benefit is comprised of the following: (i) unfavorable impact related to the mandatory transition tax for deemed repatriation of deferred foreign income and (ii) a favorable benefit related to a revaluation of the Company’s deferred tax assets and liabilities. Since these net favorable tax benefits are largely unrelated to our results and unrepresentative of our normal effective tax rate, we excluded its impact on net income and diluted EPS to arrive at our non-GAAP financial measures.

Excess tax benefits resulting from stock compensation are recorded as a reduction of income tax expense. The magnitude of the impact of excess tax benefits generated in the future, which may be favorable or unfavorable, are dependent upon our future grants of equity awards, our future share price on the date awards vest in relation to the fair value of awards on grant date and the exercise behavior of our stock award holders. Since these tax benefits are largely unrelated to our results and unrepresentative of our normal effective tax rate, we excluded their impact on net income and diluted EPS to arrive at our non-GAAP financial measures. For the three months ended January 31, 2018 and as a result of the 2017 Tax Act, we revised our estimated annual effective rate to reflect the change in the U.S. federal statutory rate applicable to stock compensation. The reduction in the federal rate applicable to the gains and corollary deferred tax asset resulted in a decrease in the excess tax benefit reported for the three months ended October 31, 2017.

In fiscal 2016, we announced the retirement plans of our former Chief Executive Officer and recorded the majority of the costs associated with his retirement in our consolidated financial statements. Since these costs are irregular and mask our underlying operating performance, we made an adjustment to our net income and diluted EPS to exclude such costs to arrive at our non-GAAP financial measures.

Three Months Ended January 31, 2018

We made adjustments to net income and diluted EPS to exclude (i) amortization expense of purchased intangible assets, (ii) acquisition-related items, (iii) other business optimization and restructuring-related charges, (iv) net tax benefits associated with the estimated impact of the revaluation of our U.S. net deferred tax liabilities as a result of the 2017 Tax Act and the unfavorable impact of a repatriation tax and (v) excess tax benefits related to the change in the U.S. federal statutory rate applicable to stock compensation to arrive at our non-GAAP financial measures, non-GAAP net income and non-GAAP diluted EPS.

Three Months Ended January 31, 2017

We made adjustments to net income and diluted EPS to exclude (i) amortization expense of purchased intangible assets and (ii) other business optimization and restructuring-related charges to arrive at our non-GAAP financial measures, non-GAAP net income and non-GAAP diluted EPS.

The reconciliations of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS were calculated as follows:

	Three Months Ended January 31,
	2018		2017
Net income/Diluted EPS, as reported	$32,488	$0.78	$18,070	$0.43
Intangible amortization, net of tax(1)	3,507	0.08	2,839	0.07
Acquisition-related items, net of tax(2)	575	0.01	—	—
Restructuring-related charges, net of tax(3)	1,267	0.03	642	0.02
Excess tax benefit(4)	274	0.01	—	—
Tax legislative changes(5)	(8,398)	(0.20)	—	—
Non-GAAP net income/Non-GAAP diluted EPS	$29,713	$0.71	$21,551	$0.52
_______________________________________________

(1)	Amounts were recorded in general and administrative expenses.

(2)	For the three months ended January 31, 2018, pre-tax acquisition-related items of $540 were recorded in general and administrative expenses.

(3)
For the three months ended January 31, 2018, pre-tax restructuring-related items of $642 were recorded in cost of sales and $748 were recorded in general and administrative expenses. For the three months ended January 31, 2017, pre-tax restructuring-related items of $856 were recorded in general and administrative expenses.

(4)	Amounts were recorded in income taxes and relate to the change in the U.S. federal statutory rate applicable to stock compensation.

(5)	Amounts were recorded in income taxes.

(dollar amounts in thousands except share and per share data or as otherwise noted) 23

Cantel Medical Corp.                                 2018 Second Quarter Form 10-Q

Six Months Ended January 31, 2018

We made adjustments to net income and diluted EPS to exclude (i) amortization expense of purchased intangible assets, (ii) acquisition-related items, (iii) other business optimization and restructuring-related charges, (iv) the resolution of the contingent liability associated with the Jet Prep acquisition, (v) net tax benefits associated with the estimated impact of the revaluation of our U.S. net deferred tax liabilities as a result of the 2017 Tax Act and the unfavorable impact of a repatriation tax and (vi) excess tax benefits applicable to stock compensation to arrive at our non-GAAP financial measures, non-GAAP net income and non-GAAP diluted EPS.

Six Months Ended January 31, 2017

We made adjustments to net income and diluted EPS to exclude (i) amortization expense of purchased intangible assets, (ii) acquisition-related items, (iii) other business optimization and restructuring-related charges, (iv) costs associated with the retirement of our former Chief Executive Officer and (v) excess tax benefits applicable to stock compensation to arrive at our non-GAAP financial measures, non-GAAP net income and non-GAAP diluted EPS.

The reconciliations of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS were calculated as follows:

	Six Months Ended January 31,
	2018		2017
Net income/Diluted EPS, as reported	$55,417	$1.33	$36,870	$0.88
Intangible amortization, net of tax(1)	6,376	0.15	5,586	0.13
Acquisition-related items, net of tax(2)	1,656	0.04	768	0.02
CEO retirement costs, net of tax(1)	—	—	1,249	0.03
Restructuring-related charges, net of tax(3)	1,853	0.05	642	0.02
Excess tax benefit(4)	(2,012)	(0.05)	(2,241)	(0.05)
Resolution of Jet Prep contingent liability(5)	(1,138)	(0.03)	—	—
Tax legislative changes(4)	(8,398)	(0.20)	—	—
Non-GAAP net income/Non-GAAP diluted EPS	$53,754	$1.29	$42,874	$1.03
________________________________________________

(1)	Amounts were recorded in general and administrative expenses.

(2)
For the six months ended January 31, 2018, pre-tax acquisition-related items of $893 were recorded in cost of sales and $1,456 were recorded in general and administrative expenses. For the six months ended January 31, 2017, pre-tax acquisition-related items of $170 were recorded in cost of sales and $905 were recorded in general and administrative expenses.

(3)
For the six months ended January 31, 2018, pre-tax restructuring-related items of $1,147 were recorded in cost of sales and $1,191 were recorded in general and administrative expenses. For the six months ended January 31, 2017, pre-tax restructuring-related items of $856 were recorded in general and administrative expenses.

(4)	Amounts were recorded in income taxes.

(5)	Amounts were recorded in other income.

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

(dollar amounts in thousands except share and per share data or as otherwise noted) 24

Cantel Medical Corp.                                 2018 Second Quarter Form 10-Q

The reconciliations of net income to EBITDAS and adjusted EBITDAS were calculated as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
Net income, as reported	$32,488	$18,070	$55,417	$36,870
Interest expense, net	1,135	1,126	2,324	2,219
Income taxes	(1,141)	9,417	7,513	16,587
Depreciation	4,154	3,694	8,190	7,148
Amortization	4,364	4,057	8,412	7,966
Loss on disposal of fixed assets	265	178	334	402
Stock-based compensation expense	2,739	2,116	4,590	5,038
EBITDAS	44,004	38,658	86,780	76,230
Acquisition-related items	540	—	2,349	1,075
CEO retirement costs(1)	—	—	—	1,413
Restructuring related charges	1,390	856	2,338	856
Resolution of Jet Prep contingent liability	—	—	(1,138)	—
Adjusted EBITDAS	$45,934	$39,514	$90,329	$79,574
________________________________________________

(1)
For comparative purposes, we have revised the amounts associated with CEO retirement costs for the six months ended January 31, 2017 to exclude stock-based compensation expense which was reported in "Stock-based compensation expense" above.

We define net debt as long-term debt less cash and cash equivalents. Each of the components of net debt appears on our consolidated balance sheets. We believe that the presentation of net debt provides useful information to investors because we review net debt as part of our management of our overall liquidity, financial flexibility, capital structure and leverage.

	January 31, 2018	July 31, 2017
Long-term debt	$160,000	$126,000
Less cash and cash equivalents	(39,977)	(36,584)
Net debt	$120,023	$89,416

We define organic sales as net sales less (i) the impact of foreign currency translation (ii) net sales related to acquired businesses during the first twelve months of ownership and (iii) divestitures during the periods being compared. We believe that reporting organic sales provides useful information to investors by helping identify underlying growth trends in our business and facilitating easier comparisons of our revenue performance with prior periods. We exclude the effect of foreign currency translation from organic sales because foreign currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends. We exclude the effect of acquisitions and divestitures because the nature, size, and number of acquisitions and divestitures can vary dramatically from period to period and can obscure underlying business trends and make comparisons of financial performance difficult. The reconciliation of net sales to organic sales can be found elsewhere in this MD&A in “Net Sales.”

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

Cash Flows

Net Cash Provided by Operating Activities. Net cash provided by operating activities increased by $9,670 or 21.5%, to $54,671 for the six months ended January 31, 2018 from $45,001 for the six months ended January 31, 2017, primarily due to the increase in net income and increased cash collections associated with outstanding accounts receivables, partially offset by the timing of income tax payments and the increase in inventories to support increasing demand of our products.

(dollar amounts in thousands except share and per share data or as otherwise noted) 25

Cantel Medical Corp.                                 2018 Second Quarter Form 10-Q

Net Cash Used in Investing Activities. Net cash used in investing activities increased by $5,086 or 7.0%, to $77,763 for the six months ended January 31, 2018 from $72,677 for the six months ended January 31, 2017, primarily due to an increase in cash paid for acquisitions, partially offset by a decrease in capital expenditures.

Net Cash Provided by Financing Activities. Net cash provided by financing activities decreased by $688 or 2.9%, to $24,503 for the six months ended January 31, 2018 from $23,815 for the six months ended January 31, 2017, primarily due to increased shareholder dividends.

Dividends

On November 1, 2017, our Board of Directors approved a 21% increase in the semi-annual cash dividend to approximately $0.09 per share of outstanding common stock, which was paid on January 31, 2018 to shareholders of record at the close of business on January 17, 2018. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Debt

On January 31, 2018, we had $160,000 of outstanding borrowings under our Third Amended and Restated Credit Agreement (the “2014 Credit Agreement”).

For further information regarding the 2014 Credit Agreement, including a description of affirmative and negative covenants, see Note 9 to our condensed consolidated financial statements in Part I, Item 1 of this report.

Financing Needs

On January 31, 2018, our long-term debt of $160,000, net of our cash and cash equivalents of $39,977, was $120,023. Stockholders' equity as of that date was $586,483.

Our operating segments generate significant cash from operations. At January 31, 2018, we had a cash balance of $39,977, of which $20,739 was held by foreign subsidiaries. Our foreign cash is needed by our foreign subsidiaries for working capital purposes as well as for current international growth initiatives. Accordingly, our foreign unremitted earnings are considered indefinitely reinvested and unavailable for repatriation.

We believe that our current cash position, anticipated cash flows from operations and the funds available under our 2014 Credit Agreement will be sufficient to satisfy our worldwide cash operating requirements for the foreseeable future based upon our existing operations, particularly given that we historically have not needed to borrow for working capital purposes. At March 8, 2018, approximately $96,000 was available under our 2014 Credit Agreement.

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

(dollar amounts in thousands except share and per share data or as otherwise noted) 26

Cantel Medical Corp.                                 2018 Second Quarter Form 10-Q

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
We have evaluated our internal control over financial reporting and determined that no changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below.
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

27

Cantel Medical Corp.                                 2018 Second Quarter Form 10-Q

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table represents information with respect to purchases of common stock made by the Company during the current quarter:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the program
November 1 - November 30	42	$98.21	—	—
December 1 - December 31	—	—	—	—
January 1 - January 31	1,230	103.15	—	—
Total	1,272	$102.99	—	—
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

101
The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 28

Cantel Medical Corp.                                 2018 Second Quarter Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANTEL MEDICAL CORP.

Date: March 8, 2018

	By:	/s/ Jorgen B. Hansen
Jorgen B. Hansen,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Peter G. Clifford
Peter G. Clifford,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Brian R. Capone
Brian R. Capone
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

29