Form 10-Q
period 2018-04-30
CANTEL MEDICAL CORP
filed 2018-06-01
CIK 19446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q

☒Quarterly Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2018.

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

Number of shares of common stock outstanding as of June 1, 2018: 41,709,335.

Cantel Medical Corp.                                 2018 Third Quarter Form 10-Q

Cantel Medical Corp.                                 2018 Third Quarter Form 10-Q

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
Condensed Consolidated Balance Sheets
(Unaudited)

	April 30,	July 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$51,916	$36,584
Accounts receivable, net of allowance for doubtful accounts of $1,505 and $1,808	114,146	110,656
Inventories, net	113,109	98,724
Prepaid expenses and other current assets	17,097	11,407
Income taxes receivable	4,184	—
Total current assets	300,452	257,371

Property and equipment, net	100,759	88,338
Intangible assets, net	145,552	124,512
Goodwill	366,804	311,445
Other assets	8,404	4,707
Total assets	$921,971	$786,373

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$36,628	$27,469
Compensation payable	28,586	27,468
Accrued expenses	27,930	23,393
Deferred revenue	30,183	25,282
Income taxes payable	—	3,167
Total current liabilities	123,327	106,779

Long-term debt	169,000	126,000
Deferred income taxes	23,097	24,714
Other long-term liabilities	5,241	4,948
Total liabilities	320,665	262,441
Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	$—	$—
Common Stock, par value $0.10 per share. Authorized 75,000,000 shares; issued 46,239,890 shares and outstanding 41,709,335 shares as of April 30, 2018; issued 46,194,370 shares and outstanding 41,728,934 shares as of July 31, 2017	4,046	4,619
Additional paid-in capital	183,551	174,602
Retained earnings	478,197	407,590
Accumulated other comprehensive loss	(5,292)	(9,900)
Treasury Stock, at cost; 4,530,555 shares as of April 30, 2018; 4,465,440 shares as of July 31, 2017	(59,196)	(52,979)
Total stockholders’ equity	601,306	523,932
Total liabilities and stockholders' equity	$921,971	$786,373
See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 1

Cantel Medical Corp.                                 2018 Third Quarter Form 10-Q

Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
Net sales
Product sales	$189,861	$170,073	$564,310	$500,878
Product service	27,407	22,040	78,758	63,777
Total net sales	217,268	192,113	643,068	564,655

Cost of sales
Product sales	93,762	84,681	283,005	250,052
Product service	18,832	15,984	53,495	45,171
Total cost of sales	112,594	100,665	336,500	295,223

Gross profit	104,674	91,448	306,568	269,432

Expenses:
Selling	33,252	30,509	95,774	85,312
General and administrative	37,784	29,204	102,068	87,672
Research and development	6,571	4,291	17,543	13,328
Total operating expenses	77,607	64,004	215,385	186,312

Income from operations	27,067	27,444	91,183	83,120

Interest expense, net	1,498	1,084	3,822	3,303
Other income	—	—	(1,138)	—

Income before income taxes	25,569	26,360	88,499	79,817

Income taxes	6,833	8,849	14,346	25,436

Net income	$18,736	$17,511	$74,153	$54,381

Earnings per common share:
Basic	$0.45	$0.42	$1.78	$1.30
Diluted	$0.45	$0.42	$1.77	$1.30

Dividends declared per common share	$—	$—	$0.09	$0.07

See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 2

Cantel Medical Corp.                                 2018 Third Quarter Form 10-Q

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
Net income	$18,736	$17,511	$74,153	$54,381

Other comprehensive (loss) income:
Foreign currency translation	(6,538)	1,384	4,608	(2,549)
Total other comprehensive (loss) income	(6,538)	1,384	4,608	(2,549)

Comprehensive income	$12,198	$18,895	$78,761	$51,832
See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 3

Cantel Medical Corp.                                 2018 Third Quarter Form 10-Q

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended April 30,
	2018	2017
Cash flows from operating activities
Net income	$74,153	$54,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,816	10,922
Amortization	12,892	11,930
Stock-based compensation expense	7,033	6,983
Deferred income taxes	(7,499)	(97)
Other non-cash items, net	586	519
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	892	(13,108)
Inventories	(9,791)	(2,334)
Prepaid expenses and other assets	(7,256)	(2,924)
Accounts payable and other liabilities	13,859	9,220
Income taxes	(7,682)	(2,108)
Net cash provided by operating activities	90,003	73,384

Cash flows from investing activities
Capital expenditures	(23,772)	(20,765)
Proceeds from disposal of fixed assets	—	43
Acquisition of businesses, net of cash acquired	(84,595)	(69,998)
Other, net	—	344
Net cash used in investing activities	(108,367)	(90,376)

Cash flows from financing activities
Borrowings under revolving credit facility	82,300	74,000
Repayments under revolving credit facility	(39,300)	(45,000)
Dividends paid	(3,546)	(2,921)
Purchases of treasury stock	(6,216)	(6,387)
Net cash provided by financing activities	33,238	19,692

Effect of exchange rate changes on cash and cash equivalents	458	(194)

Increase in cash and cash equivalents	15,332	2,506
Cash and cash equivalents at beginning of period	36,584	28,367
Cash and cash equivalents at end of period	$51,916	$30,873

See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 4

Cantel Medical Corp.                                 2018 Third Quarter Form 10-Q

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
Subsequent Events
We performed a review of events subsequent to April 30, 2018 through the date of issuance of the accompanying unaudited consolidated interim financial statements.
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

Recently Issued Accounting Standards

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”) to allow for the reclassification from accumulated other comprehensive income to retained earnings of stranded tax effects resulting from the Tax Cuts and Jobs Act enacted in December 2017. ASU 2018-02 is effective for fiscal

(dollar amounts in thousands except share and per share data or as otherwise noted) 5

Cantel Medical Corp.                                 2018 Third Quarter Form 10-Q

years beginning after December 15, 2018 (our fiscal year 2020), including interim periods within that reporting period. The adoption of ASU 2018-02 is not expected to have a significant impact on our financial position and results of operations.

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

Fiscal 2018

Aexis Medical

On March 21, 2018, we purchased all of the issued and outstanding stock of Aexis Medical BVBA ("Aexis Medical"). Aexis Medical specializes in advanced software solutions focused on the tracking and monitoring of instrument reprocessing for hospitals

(dollar amounts in thousands except share and per share data or as otherwise noted) 6

Cantel Medical Corp.                                 2018 Third Quarter Form 10-Q

and healthcare professionals. The total consideration was $22,158, consisting of $20,308 up-front consideration (net of cash acquired), plus contingent consideration ranging from zero to a maximum of $1,850, which is payable upon the achievement of certain purchase order targets through March 21, 2020. Aexis Medical is included in our Endoscopy segment.

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

Purchase price allocations for Aexis Medical and BHT Group were based on preliminary valuations. Our estimates and assumptions are subject to change within the measurement period. We anticipate completing the purchase price allocation of the BHT Group during the fourth quarter of fiscal 2018.

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

(dollar amounts in thousands except share and per share data or as otherwise noted) 7

Cantel Medical Corp.                                 2018 Third Quarter Form 10-Q

	2018		2017
Purchase Price Allocation	Aexis Medical (1)	BHT Group(1)	CR Kennedy	Vantage(1)	Accutron(1)
	(Preliminary)	(Preliminary)	(Final)	(Final)	(Final)
Purchase Price:
Cash paid (net of cash acquired)	$20,308	$60,787	$11,999	$4,044	$53,049
Fair value of contingent consideration	1,292	—	—	—	—
Total	$21,600	$60,787	$11,999	$4,044	$53,049

Allocation:
Property and equipment	130	835	—	433	1,676
Amortizable intangible assets:
Customer relationships	—	12,500	4,200	992	12,800
Technology	11,099	6,200	—	—	10,000
Brand names	—	—	—	—	2,000
Goodwill	12,425	41,357	5,894	2,299	21,989
Deferred income taxes	—	(5,881)	—	—	112
Other working capital, net	(762)	5,776	1,905	320	4,472
Contingent consideration	(1,292)	—	—	—	—
Total	$21,600	$60,787	$11,999	$4,044	$53,049
_______________________________________________

(1)	The excess purchase price over net assets acquired was assigned to goodwill, all of which is deductible for income tax purposes.

Unaudited Pro Forma Summary of Operations

The acquisitions above, both individually and in the aggregate, were not material to our consolidated results of operations or financial position and, therefore, pro forma financial information is not presented.

4.      Stock-Based Compensation
2016 Equity Incentive Plan

At April 30, 2018, 191,708 nonvested restricted stock awards were outstanding under the 2016 plan. No options were outstanding under the 2016 plan. At April 30, 2018, 972,312 shares are collectively available pursuant to restricted stock and other stock awards, stock options and stock appreciation rights.

2006 Equity Incentive Plan

The 2006 Plan was terminated on January 7, 2016 in conjunction with the adoption of the 2016 Plan. At April 30, 2018, options to purchase 70,000 shares of common stock were outstanding, and 38,295 nonvested restricted stock awards were outstanding under the 2006 Plan. No additional awards will be granted under this plan.

(dollar amounts in thousands except share and per share data or as otherwise noted) 8

Cantel Medical Corp.                                 2018 Third Quarter Form 10-Q

The following table shows the components of stock-based compensation expense recognized in the condensed consolidated statements of income:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
Cost of sales	$167	$83	$463	$285
Operating expenses:
Selling	559	313	1,188	1,252
General and administrative	1,641	1,520	5,231	5,358
Research and development	76	29	151	88
Total operating expenses	2,276	1,862	6,570	6,698
Stock-based compensation before income taxes	$2,443	$1,945	$7,033	$6,983

At April 30, 2018, total unrecognized stock-based compensation expense, before income taxes, related to total nonvested stock options and restricted stock awards was $14,420 with a remaining weighted average period of 20 months over which such expense is expected to be recognized.

We determined the fair value of restricted stock awards with market conditions using a Monte Carlo simulation on the date of grant using the following assumptions:

	2018	2017
Volatility of common stock	26.60%	27.75%
Average volatility of peer companies	33.72%	32.98%
Average correlation coefficient of peer companies	32.26%	35.35%
Risk-free interest rate	1.62%	0.96%

A summary of nonvested stock award activity for the nine months ended April 30, 2018 follows:

	Number of Time-based Awards	Number of Performance-based Awards	Number of Market-based Awards	Number of Total Awards	Weighted Average Fair Value
July 31, 2017	196,818	16,235	9,245	222,298	$66.28
Granted	94,130	18,647	10,465	123,242	$101.73
Vested(1)	(99,009)	(6,162)	—	(105,171)	$58.98
Forfeited	(6,623)	(1,743)	(2,000)	(10,366)	$91.09
April 30, 2018	185,316	26,977	17,710	230,003	$87.55
_______________________________________________

(1)	The aggregate fair value of all nonvested stock awards which vested was approximately $6,203.

A summary of stock option activity for the nine months ended April 30, 2018 follows:

	Number of shares	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2017	122,500	$29.36
Granted	—	—
Exercised	(52,500)	17.04
Outstanding at April 30, 2018	70,000	$38.60	1.20	$5,143
Exercisable at April 30, 2018	65,000	$37.31	1.11	$4,859

During the nine months ended April 30, 2018, 5,000 options vested, with an aggregate fair value of approximately $132. During the nine months ended April 30, 2018, 52,500 options were exercised, with an aggregate fair value of approximately $4,049. As of April 30, 2018, all of the outstanding options had vested or were expected to vest in future periods. No options were granted during the nine months ended April 30, 2018.

(dollar amounts in thousands except share and per share data or as otherwise noted) 9

Cantel Medical Corp.                                 2018 Third Quarter Form 10-Q

Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the income tax benefit on stock-based compensation described above. For the nine months ended April 30, 2018, income tax deductions of $3,406 were generated, of which $1,394 were previously recorded as a reduction to income taxes over the equity awards’ vesting period and the remaining excess tax benefit of $2,012 (which includes the state income tax benefit) was recorded as a reduction to income taxes. For the nine months ended April 30, 2017, income tax deductions of $5,520 were generated, of which $3,329 were previously recorded as a reduction to income taxes over the equity awards’ vesting period and the remaining excess tax benefit of $2,191 was recorded as a reduction to income taxes.

5.    Inventories, Net

A summary of inventories is as follows:

	April 30, 2018	July 31, 2017
Raw materials and parts	$49,365	$45,831
Work-in-process	15,498	13,484
Finished goods	56,297	48,262
Reserve for excess and obsolete inventory	(8,051)	(8,853)
Total	$113,109	$98,724

6.    Derivatives
In order to hedge against the impact of fluctuations in the value of the Euro, British Pound, Canadian dollar, Australian dollar and Singapore dollar relative to the U.S. dollar on the conversion of such net assets into the functional currencies, we enter into short-term forward contracts to purchase Euros, British Pounds, Canadian dollars, Australian dollars and Singapore dollars, which contracts are one-month in duration. These short-term contracts are designated as fair value hedge instruments. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets that are denominated and ultimately settled in currencies other than each entity’s functional currency. Gains and losses related to hedging contracts to buy Euros, British Pounds, Canadian dollars, Australian dollars and Singapore dollars forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. We do not currently hedge against the impact of fluctuations in the value of the Chinese Renminbi and Sri Lankan Rupee relative to the U.S. dollar because the overall foreign currency exposure relating to these currencies is currently not deemed significant.

There were eight foreign currency forward contracts with an aggregate notional value of $29,897 and $24,762 at April 30, 2018 and July 31, 2017, respectively, which covered certain assets and liabilities that were denominated in currencies other than each entity’s functional currency. For the three and nine months ended April 30, 2018 and 2017, the settlements of our forward contracts resulted in immaterial amounts of currency conversion gains and losses on the hedged items in the aggregate.

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

Cantel Medical Corp.                                 2018 Third Quarter Form 10-Q

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

For the Aexis Medical acquisition, additional purchase price payments ranging from zero to $1,850 are contingent upon the achievement of certain purchase order targets through March 21, 2020. We estimated the original fair value of the contingent consideration using the weighted probabilities of the possible contingent payments. As of the date of acquisition, we estimated the original fair value of the contingent consideration to be $1,292. We are required to reassess the fair value of contingent payments on a periodic basis. The significant inputs used in these estimates include numerous possible scenarios for the payments based on the contractual terms of the contingent consideration, for which probabilities are assigned to each scenario. Given the short term nature of the financial instrument, the contingent consideration will not be discounted to present value. Although we believe our assumptions are reasonable, different assumptions or changes in the future may result in different estimated amounts.

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

The fair values of the Company’s financial instruments measured on a recurring basis were categorized as follows:

	April 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$103	$—	$—	$103
Total assets	$103	$—	$—	$103
Liabilities:
Long-term debt(1)	—	169,000	—	169,000
Other long-term liabilities:
Contingent consideration	—	—	1,262	1,262
Total other long-term liabilities:	—	—	1,262	1,262
Total liabilities	$—	$169,000	$1,262	$170,262
________________________________________________
(1) Fair value estimated using Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.

(dollar amounts in thousands except share and per share data or as otherwise noted) 11

Cantel Medical Corp.                                 2018 Third Quarter Form 10-Q

	July 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$102	$—	$—	$102
Total assets	$102	$—	$—	$102
Liabilities:
Accrued expenses:
Assumed contingent obligation	—	—	12	12
Total accrued expenses	—	—	12	12
Long-term debt(1)	—	126,000	—	126,000
Other long-term liabilities:
Assumed contingent obligation	—	—	1,126	1,126
Total other long-term liabilities:	—	—	1,126	1,126
Total liabilities	$—	$126,000	$1,138	$127,138
________________________________________________

(1)	Fair value estimated using Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.

The following table summarizes the Level 3 activity of our financial instruments:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
Beginning balance	$—	$1,138	$1,138	$1,138
Original fair value of contingent consideration(1)	1,292	—	1,292	—
Foreign currency translation	(30)	—	(30)	—
Net settlements(2)	—	—	(1,138)	—
Ending Balance	$1,262	$1,138	$1,262	$1,138
________________________________________________

(1)	For the three and nine months ended April 30, 2018, the amounts represent the contingent consideration associated with the Aexis Medical acquisition.

(2)	For the nine months ended April 30, 2018, the amount represents the resolution of the Jet Prep obligation.

Disclosure of Fair Value of Financial Instruments

As of April 30, 2018 and July 31, 2017, the carrying amounts for cash and cash equivalents (excluding money markets), accounts receivable and accounts payable approximated fair value due to the short maturity of these instruments.

(dollar amounts in thousands except share and per share data or as otherwise noted) 12

Cantel Medical Corp.                                 2018 Third Quarter Form 10-Q

8.	Intangibles and Goodwill

The Company’s intangible assets consist of the following:

	April 30, 2018			July 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$133,133	$(43,145)	$89,988	$119,576	$(34,773)	$84,803
Technology(1)	59,080	(18,663)	40,417	39,064	(15,260)	23,804
Brand names	8,230	(3,719)	4,511	8,188	(3,225)	4,963
Non-compete agreements	3,060	(1,571)	1,489	3,092	(1,428)	1,664
Patents and other registrations	2,767	(1,144)	1,623	2,783	(1,053)	1,730
	206,270	(68,242)	138,028	172,703	(55,739)	116,964
Trademarks and tradenames	7,524	—	7,524	7,548	—	7,548
Total intangible assets	$213,794	$(68,242)	$145,552	$180,251	$(55,739)	$124,512
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

Amortization expense related to intangible assets was $4,480 and $3,964 for the three months ended April 30, 2018 and 2017, respectively, and $12,892 and $11,930 for the nine months ended April 30, 2018 and 2017, respectively. We expect to recognize an additional $5,253 of amortization expense related to intangible assets for the remainder of fiscal 2018, and thereafter $18,008, $16,315, $16,313, $15,969 and $15,586 of amortization expense for fiscal years 2019, 2020, 2021, 2022 and 2023, respectively.

Goodwill changed during the nine months ended April 30, 2018 as follows:

	Endoscopy	Water Purification and Filtration	Healthcare Disposables	Dialysis	Total Goodwill
Balance, July 31, 2017	$129,945	$59,088	$114,279	$8,133	$311,445
Acquisitions	53,782	—	—	—	53,782
Foreign currency translation	1,717	(140)	—	—	1,577
Balance, April 30, 2018	$185,444	$58,948	$114,279	$8,133	$366,804

9.    Financing Arrangements
Borrowings under our Third Amended and Restated Credit Agreement (the “2014 Credit Agreement”) bear interest at rates ranging from 0.25% to 1.25% above the lender’s base rate, or at rates ranging from 1.25% to 2.25% above the London Interbank Offered Rate (“LIBOR”), depending upon the Company’s “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2014 Credit Agreement (“Consolidated EBITDA”). At April 30, 2018, the lender’s base rate was 5.00% and the LIBOR rates ranged from 1.89% to 1.90%. The margins applicable to our outstanding borrowings were 0.25% above the lender’s base rate or 1.25% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at April 30, 2018. The 2014 Credit Agreement also provides for fees on the unused portion of our facility at rates ranging from 0.20% to 0.40%, depending upon our Consolidated Leverage Ratio, which was 0.20% at April 30, 2018.

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

As of April 30, 2018 and July 31, 2017, we had $169,000 and $126,000, respectively, of outstanding borrowings under the 2014 Credit Agreement. Debt issuance costs associated with our credit facilities are capitalized and amortized to interest expense over

(dollar amounts in thousands except share and per share data or as otherwise noted) 13

Cantel Medical Corp.                                 2018 Third Quarter Form 10-Q

the term of the credit facilities. As of April 30, 2018 and July 31, 2017, such debt issuance costs, net of related amortization, were included in other assets, and amounted to $334 and $580, respectively.

10.    Commitments and Contingencies

Contingent Consideration and Assumed Contingent Liability

During fiscal 2017, we decided to exit the Jet Prep business that was acquired in fiscal 2014. At the time of the acquisition, we assumed a contingent obligation payable to the Israeli Government based on future sales. In November 2017, the Israeli Government formally notified us that they would forgive any future amounts payable due to our decision to exit the Jet Prep business. As a result of this formal notification, we reduced the $1,138 contingent obligation to $0 during the first quarter of fiscal 2018, resulting in a benefit through other income for the nine months ended April 30, 2018.

Legal Matters

In May 2017, Cantel Medical (UK) Limited and Cantel (UK) Limited filed a lawsuit in the UK High Court of Justice against ARC Medical Design Limited (“ARC”) seeking a judgment of invalidity on two of ARC’s patents and additionally/alternatively a declaration of non-infringement of our AmplifEYETM Endoscopic device. ARC filed counterclaims alleging that the AmplifEYETM device infringed the two patents as well as registered community design marks and unregistered design rights that ARC had in its EndocuffTM and Endocuff VisionTM devices. In February 2018, the trial judge entered a judgment in favor of ARC, and we decided not to appeal the decision. We entered into a settlement agreement with ARC in March 2018 under which we agreed not to make, use, sell or offer to sell the AmplifEYETM device in the European Union until ARC’s rights expire, and reimbursed ARC for a portion of their legal costs. During the third quarter of fiscal 2018, we recorded $2,608 of litigation costs within selling, general and administrative expenses associated with this matter.

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

11.    Earnings Per Common Share
Basic EPS is computed based upon the weighted average number of common shares outstanding for the year. Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the year. We include participating securities (nonvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of EPS pursuant to the two-class method. Our participating securities consist solely of nonvested restricted stock awards, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities.

(dollar amounts in thousands except share and per share data or as otherwise noted) 14

Cantel Medical Corp.                                 2018 Third Quarter Form 10-Q

The following table sets forth the computation of basic and diluted EPS available to stockholders of common stock (excluding participating securities):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2018	2017	2018	2017
Numerator for basic and diluted earnings per share:
Net income	$18,736	$17,511	$74,153	$54,381
Less income allocated to participating securities	(59)	(98)	(281)	(335)
Net income available to common shareholders	$18,677	$17,413	$73,872	$54,046
Denominator for basic and diluted earnings per share, as adjusted for participating securities:
Denominator for basic earnings per share - weighted average number of shares outstanding attributable to common stock	41,580,387	41,489,587	41,559,312	41,459,067
Dilutive effect of stock awards using the treasury stock method and the average market price for the year	69,134	75,431	63,642	74,420
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	41,649,521	41,565,018	41,622,954	41,533,487
Earnings per share attributable to common stock:
Basic earnings per share	$0.45	$0.42	$1.78	$1.30
Diluted earnings per share	$0.45	$0.42	$1.77	$1.30
Stock options excluded from weighted average dilutive common shares because their inclusion would have been anti-dilutive	—	—	—	—

A reconciliation of weighted average number of shares and common stock equivalents attributable to common stock, as determined above, to the Company’s total weighted average number of shares and common stock equivalents, including participating securities, is set forth in the following table:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2018	2017	2018	2017
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	41,649,521	41,565,018	41,622,954	41,533,487
Participating securities	133,954	233,501	159,932	259,050
Total weighted average number of shares and common stock equivalents attributable to both common stock and participating securities	41,783,475	41,798,519	41,782,886	41,792,537

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

Cantel Medical Corp.                                 2018 Third Quarter Form 10-Q

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

During the second quarter ended January 31, 2018, we recorded a net benefit of $8,398 to the income tax provision as a provisional estimate of the net accounting impact of the 2017 Tax Act in accordance with SAB 118. The net benefit is comprised of the following: (i) expense of $294 related to the mandatory transition tax for deemed repatriation of deferred foreign income and (ii) a benefit of $8,692 related to a revaluation of our deferred tax assets and liabilities. During the third quarter ended April 30, 2018, we reduced the mandatory transition tax by $294.

Given the significant complexity of the 2017 Tax Act, anticipated guidance from the U.S. Treasury concerning implementation of the 2017 Tax Act, and the potential for additional guidance from the SEC or the FASB related to the 2017 Tax Act, the provisional estimates we recorded may require adjustment during the measurement period. The provisional estimates were based on our understanding of the 2017 Tax Act and other information available at the time of the estimates, including assumptions and expectations about future events, such as projected financial performance, and are subject to further refinement as additional information becomes available (including our actual full fiscal 2018 results of operations, as well as potential new or interpretative guidance issued by the SEC, the FASB, or the Internal Revenue Service) and as we continue our analysis. We continue to analyze the changes to certain income tax deductions, assess calculations of earnings and profits in certain foreign subsidiaries, including whether those earnings are held in cash or other assets, and gather additional data to compute the full impact of the 2017 Tax Act on our deferred and current tax assets and liabilities. Furthermore, such analysis includes but is not limited to provisions regarding the GILTI and certain employee expense deductions, as well as the state tax impact of the 2017 Tax Act. During the third quarter ended April 30, 2018, we reduced the mandatory transition tax by $294. We are currently in the process of further analyzing its structure and estimated future results and, as a result, are not yet able to reasonably estimate the effect of these provisions of the 2017 Tax Act.

A reconciliation of the consolidated effective income tax rate from the three and nine months ended April 30, 2017 to the three and nine months ended April 30, 2018 is as follows:

	Consolidated Effective Income Tax Rate
	Three Months Ended	Nine Months Ended
April 30, 2017	33.6%	31.9%
Difference attributable to:
Deferred tax revaluation	(0.4)%	(7.0)%
U.S. federal statutory rate decrease(1)	(8.1)%	(8.1)%
Foreign operations	(1.3)%	(0.3)%
State taxes	3.5%	1.5%
Excess tax benefit	—%	(2.3)%
Other	(0.6)%	0.5%
April 30, 2018	26.7%	16.2%
___________________________________

(1)	The Company revised its estimated annual rate to reflect a blended U.S. federal statutory rate of 26.9% as compared to 35.0%.

(dollar amounts in thousands except share and per share data or as otherwise noted) 16

Cantel Medical Corp.                                 2018 Third Quarter Form 10-Q

13.    Accumulated Other Comprehensive (Loss) Income

The components and changes in accumulated other comprehensive (loss) income were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
Beginning balance	$1,246	$(15,728)	$(9,900)	$(11,795)
Other comprehensive (loss) income for foreign currency translation	(6,538)	1,384	4,608	(2,549)
Ending balance	$(5,292)	$(14,344)	$(5,292)	$(14,344)

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

Water Purification and Filtration: designs, develops, manufactures, sells, and installs water purification systems for medical, pharmaceutical and other bacteria controlled applications. We also provide filtration/separation and disinfectant technologies to the medical and life science markets through a worldwide distributor network. Two customers collectively accounted for approximately 50.1% and 50.7% of our Water Purification and Filtration segment net sales for the nine months ended April 30, 2018 and 2017, respectively.

Healthcare Disposables: designs, manufactures, sells, supplies and distributes a broad selection of infection prevention healthcare products, the majority of which are single-use products used by dental practitioners. Three customers collectively accounted for approximately 47.7% and 50.4% of our Healthcare Disposables segment net sales for the nine months ended April 30, 2018 and 2017, respectively.

Dialysis: designs, develops, manufactures, sells and services reprocessing systems and sterilants for dialyzers (a device serving as an artificial kidney), as well as dialysate concentrates and supplies utilized for renal dialysis. Two customers accounted for approximately 39.0% and 38.8% of our Dialysis segment net sales for the nine months ended April 30, 2018 and 2017, respectively.

Information as to reportable segments is summarized below:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
Net sales:
Endoscopy	$118,396	$100,349	$347,446	$288,544
Water Purification and Filtration	52,330	47,940	156,828	145,233
Healthcare Disposables	38,522	36,177	114,898	108,256
Dialysis	8,020	7,647	23,896	22,622
Total	$217,268	$192,113	$643,068	$564,655

None of our customers accounted for 10% or more of our consolidated net sales for the nine months ended April 30, 2018 and 2017.

(dollar amounts in thousands except share and per share data or as otherwise noted) 17

Cantel Medical Corp.                                 2018 Third Quarter Form 10-Q

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
Segment operating income:
Endoscopy	$20,515	$18,514	$64,662	$54,853
Water Purification and Filtration	8,454	7,842	26,753	25,167
Healthcare Disposables	7,588	6,392	23,481	20,857
Dialysis	1,778	2,315	5,795	6,275
	38,335	35,063	120,691	107,152
General corporate expenses(1)	11,268	7,619	29,508	24,032
Operating income	$27,067	$27,444	$91,183	$83,120
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
Third Quarter 2018 Highlights
Some of our key financial results for the three months ended April 30, 2018 compared with the three months ended April 30, 2017 were as follows:

•	Net sales increased by 13.1% to $217,268 from $192,113, with organic net sales growth of 7.6%

•	Net income increased by 7.0% to $18,736 from $17,511

•	Non-GAAP net income increased by 16.6% to $24,929 from $21,377

•	Diluted EPS increased by 7.0% to $0.45 from $0.42

•	Non-GAAP diluted EPS increased by 16.6% to $0.60 from $0.51

•	Adjusted EBITDAS increased by 12.3% to $43,569 from $38,813

See Non-GAAP Financial Measures below.

U.S. Tax Reform

The 2017 Tax Act, among other provisions, lowered the applicable U.S. federal statutory income tax rate from 35% to 21% and implemented the imposition of a one-time transition tax on previously deferred foreign earnings. ASC 740 requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted, including the revaluation of deferred income tax assets and liabilities. During the second quarter ended January 31, 2018, we recorded a net benefit of $8,398 to the income tax provision as a provisional estimate of the net accounting impact of the 2017 Tax Act in accordance with SAB 118. The net benefit is comprised of the following: (i) expense of $294 related to the mandatory transition tax for deemed repatriation of deferred foreign income and (ii) a benefit of $8,692 related to a revaluation of our deferred tax assets and liabilities. During the third quarter ended April 30, 2018, we reduced the mandatory transition tax by $294. See Non-GAAP Financial Measures below.

(dollar amounts in thousands except share and per share data or as otherwise noted) 18

Cantel Medical Corp.                                 2018 Third Quarter Form 10-Q

Legal Matter

In May 2017, Cantel Medical (UK) Limited and Cantel (UK) Limited filed a lawsuit in the UK High Court of Justice against ARC Medical Design Limited (“ARC”) seeking a judgment of invalidity on two of ARC’s patents and additionally/alternatively a declaration of non-infringement of our AmplifEYETM Endoscopic device. ARC filed counterclaims alleging that the AmplifEYETM device infringed the two patents as well as registered community design marks and unregistered design rights that ARC had in its EndocuffTM and Endocuff VisionTM devices. In February 2018, the trial judge entered a judgment in favor of ARC, and we decided not to appeal the decision. We entered into a settlement agreement with ARC in March 2018 under which we agreed not to make, use, sell or offer to sell the AmplifEYETM device in the European Union until ARC’s rights expire, and reimbursed ARC for a portion of their legal costs. During the third quarter of fiscal 2018, we recorded $2,608 of litigation costs associated with this matter.

Acquisitions

On March 21, 2018, we purchased all of the issued and outstanding stock of Aexis Medical BVBA ("Aexis Medical"). Aexis Medical specializes in advanced software solutions focused on the tracking and monitoring of instrument reprocessing for hospitals and healthcare professionals. The total consideration was $22,158, consisting of $20,308 up-front consideration net of cash acquired, plus contingent consideration ranging from zero to a maximum of $1,850, which is payable upon the achievement of certain purchase order targets through March 21, 2020. Aexis Medical is included in our Endoscopy segment.

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

	Three Months Ended April 30,				Percentage Change
Statement of Income Data:	2018		2017
Net sales	$217,268	100.0%	$192,113	100.0%	13.1%
Cost of sales	112,594	51.8%	100,665	52.4%	11.9%
Gross profit	104,674	48.2%	91,448	47.6%	14.5%

Selling	33,252	15.3%	30,509	15.9%	9.0%
General and administrative	37,784	17.4%	29,204	15.2%	29.4%
Research and development	6,571	3.0%	4,291	2.2%	53.1%
	77,607	35.7%	64,004	33.3%	21.3%

Operating income	27,067	12.5%	27,444	14.3%	(1.4)%

Interest expense, net	1,498	0.7%	1,084	0.6%	38.2%
Income before income taxes	25,569	11.8%	26,360	13.7%	(3.0)%
Income taxes	6,833	3.2%	8,849	4.6%	(22.8)%
Net income	$18,736	8.6%	$17,511	9.1%	7.0%

(dollar amounts in thousands except share and per share data or as otherwise noted) 19

Cantel Medical Corp.                                 2018 Third Quarter Form 10-Q

	Nine Months Ended April 30,				Percentage Change
Statement of Income Data:	2018		2017
Net sales	$643,068	100.0%	$564,655	100.0%	13.9%
Cost of sales	336,500	52.3%	295,223	52.3%	14.0%
Gross profit	306,568	47.7%	269,432	47.7%	13.8%

Selling	95,774	14.9%	85,312	15.1%	12.3%
General and administrative	102,068	15.9%	87,672	15.5%	16.4%
Research and development	17,543	2.7%	13,328	2.4%	31.6%
	215,385	33.5%	186,312	33.0%	15.6%

Operating income	91,183	14.2%	83,120	14.7%	9.7%

Interest expense, net	3,822	0.6%	3,303	0.6%	15.7%
Other income	(1,138)	(0.2)%	—	—%	—%
Income before income taxes	88,499	13.8%	79,817	14.1%	10.9%
Income taxes	14,346	2.3%	25,436	4.5%	(43.6)%
Net income	$74,153	11.5%	$54,381	9.6%	36.4%

The following table gives information as to the net sales by reportable segment and geography, as well as the related percentage of such net sales to the total net sales.

	Three Months Ended April 30,				Nine Months Ended April 30,
Net Sales by Segment	2018		2017		2018		2017
Endoscopy	$118,396	54.5%	$100,349	52.2%	$347,446	54.0%	$288,544	51.1%
Water Purification and Filtration	52,330	24.1%	47,940	25.0%	156,828	24.4%	145,233	25.7%
Healthcare Disposables	38,522	17.7%	36,177	18.8%	114,898	17.9%	108,256	19.2%
Dialysis	8,020	3.7%	7,647	4.0%	23,896	3.7%	22,622	4.0%
Total net sales	$217,268	100.0%	$192,113	100.0%	$643,068	100.0%	$564,655	100.0%
Net Sales by Geography
United States	$159,375	73.4%	$146,032	76.0%	$478,024	74.3%	$442,658	78.4%
International	57,893	26.6%	46,081	24.0%	165,044	25.7%	121,997	21.6%
Total net sales	$217,268	100.0%	$192,113	100.0%	$643,068	100.0%	$564,655	100.0%
The following table gives information as to the amount of operating income, as well as operating income as a percentage of net sales, for each of our reportable segments.

	Three Months Ended April 30,				Nine Months Ended April 30,
Operating Income by Segment	2018		2017		2018		2017
Endoscopy	$20,515	17.3%	$18,514	18.4%	$64,662	18.6%	$54,853	19.0%
Water Purification and Filtration	8,454	16.2%	7,842	16.4%	26,753	17.1%	25,167	17.3%
Healthcare Disposables	7,588	19.7%	6,392	17.7%	23,481	20.4%	20,857	19.3%
Dialysis	1,778	22.2%	2,315	30.3%	5,795	24.3%	6,275	27.7%
Operating income by segment	38,335	17.6%	35,063	18.3%	120,691	18.8%	107,152	19.0%
General corporate expenses	11,268	5.1%	7,619	4.0%	29,508	4.6%	24,032	4.3%
Income from operations	$27,067	12.5%	$27,444	14.3%	$91,183	14.2%	$83,120	14.7%

Net Sales
Total net sales increased by $25,155 or 13.1%, to $217,268 for the three months ended April 30, 2018 from $192,113 for the three months ended April 30, 2017. The 13.1% increase in net sales for the three months ended April 30, 2018 includes an

(dollar amounts in thousands except share and per share data or as otherwise noted) 20

Cantel Medical Corp.                                 2018 Third Quarter Form 10-Q

increase of 7.6% in organic sales, an increase of 4.0% in net sales due to acquisitions and an increase of 1.5% due to foreign currency translation. International net sales increased by $11,812 or 25.6%, to $57,893 for the three months ended April 30, 2018 from $46,081 for the three months ended April 30, 2017. The 25.6% increase international net sales consists of a 15.7% increase due to acquisitions, 3.6% organic sales growth and an increase of 6.4% due to foreign currency translation.

Total net sales increased by $78,413 or 13.9%, to $643,068 for the nine months ended April 30, 2018 from $564,655 for the nine months ended April 30, 2017. The 13.9% increase in net sales for the nine months ended April 30, 2018 includes an increase of 8.8% in organic sales, an increase of 4.1% in net sales due to acquisitions and an increase of 1.0% due to foreign currency translation. International net sales increased by $43,047 or 35.3%, to $165,044 for the nine months ended April 30, 2018 from $121,997 for the nine months ended April 30, 2017. The 35.3% increase in international net sales consists of a 18.7% increase due to acquisitions, 11.9% organic sales growth and an increase of 4.7% due to foreign currency translation.

Endoscopy. Net sales of endoscopy products and services increased by $18,047 or 18.0%, for the three months ended April 30, 2018 compared with the three months ended April 30, 2017, which consisted of 8.1% organic sales growth, a 7.2% increase due to acquisitions and an increase of 2.7% due to foreign currency translation. Net sales increased by $58,902 or 20.4%, for the nine months ended April 30, 2018 compared with the nine months ended April 30, 2017, which consisted of 10.8% organic sales growth, a 7.9% increase due to acquisitions and an increase of 1.7% due to foreign currency translation. The increases in organic net sales for the three month and nine month periods were primarily due to volume increases in the United States and internationally for endoscopy procedure products, including storage cabinets and mobile medical carts, disinfectants and service due to the increased installed base of our endoscope reprocessing equipment.

Water Purification and Filtration. Net sales of water purification and filtration products and services increased by $4,390 or 9.2%, for the three months ended April 30, 2018 compared with the three months ended April 30, 2017, and by $11,595 or 8.0% for the nine months ended April 30, 2018 compared with the nine months ended April 30, 2017. The increases were primarily due to increased demand for our water purification equipment and increased sales of our chemistries products. Foreign currency translation increased net sales by 0.3% and 0.4%, for the three month and nine month periods ended April 30, 2018, respectively.

Healthcare Disposables. Net sales of healthcare disposables products increased by $2,345 or 6.5%, for the three months ended April 30, 2018 compared with the three months ended April 30, 2017, and by $6,642 or 6.1%, for the nine months ended April 30, 2018 compared with the nine months ended April 30, 2017. The increases in net sales were primarily driven by our higher margin products such as sterility assurance and waterline disinfection products, as well as our branded products, and to a lesser extent by acquisition-related growth.

Dialysis. Net sales of dialysis products and services increased by $373 or 4.9%, for the three months ended April 30, 2018 compared with the three months ended April 30, 2017, and by $1,274 or 5.6%, for the nine months ended April 30, 2018 compared with the nine months ended April 30, 2017. The increases were primarily due to the increase in sales volume for our domestic concentrate.

Gross Profit

Gross profit increased by $13,226 or 14.5%, to $104,674 for the three months ended April 30, 2018 from $91,448 for the three months ended April 30, 2017, and by $37,136 or 13.8%, to $306,568 for the nine months ended April 30, 2018 from $269,432 for the nine months ended April 30, 2017. Gross profit as a percentage of net sales for the three months ended April 30, 2018 and 2017 was 48.2% and 47.6%, respectively, and for the nine months ended April 30, 2018 and 2017 remained flat at 47.7%. Excluding the impact of acquisition-related and restructuring-related items, gross profit as a percentage of net sales for the three months ended April 30, 2018 and 2017 was 48.2% and 47.8%, respectively, and for the nine months ended April 30, 2018 and 2017 was 48.0% and 47.8%, respectively.

The increases in gross profit as a percentages of net sales for the three and nine months ended April 30, 2018 were primarily due to increased productivity and operational efficiencies, partially offset by the reclassification of certain salary and benefit related costs that had previously been recorded in operating expenses into costs of goods sold. The reclassification negatively impacted gross profit as a percentage of net sales by approximately 0.7% in each of the three month and nine month periods ended April 30, 2017.

Operating Expenses

Operating expenses as a percentage of net sales for the three months ended April 30, 2018 and 2017 was 35.7% and 33.3%, respectively, and for the nine months ended April 30, 2018 and 2017 was 33.5% and 33.0%, respectively. As stated above, there was a reclassification of certain salary and benefit related costs that had previously been recorded in operating expenses into

(dollar amounts in thousands except share and per share data or as otherwise noted) 21

Cantel Medical Corp.                                 2018 Third Quarter Form 10-Q

costs of good sold, which positively impacted operating expenses as a percentage of net sales by approximately 0.7% in each of the three month and nine month periods ended April 30, 2017.

Selling expenses increased by $2,743 or 9.0%, to $33,252 for the three months ended April 30, 2018 from $30,509 for the three months ended April 30, 2017, and by $10,462 or 12.3%, to $95,774 for the nine months ended April 30, 2018 from $85,312 for the nine months ended April 30, 2017. Selling expenses increased due to higher sales incentive compensation-related costs primarily in our Endoscopy segment, additional sales and marketing initiatives to expand into new markets (including international markets) and the inclusion of selling and marketing expenses of our recent acquisitions. Selling expenses as a percentage of net sales were 15.3% and 15.9% for the three months ended April 30, 2018 and 2017, respectively, and were 14.9% and 15.1% for the nine months ended April 30, 2018 and 2017, respectively.

General and administrative expenses increased by $8,580 or 29.4%, to $37,784 for the three months ended April 30, 2018 from $29,204 for the three months ended April 30, 2017, and by $14,396 or 16.4%, to $102,068 for the nine months ended April 30, 2018 from $87,672 for the nine months ended April 30, 2017. General and administrative expenses increased primarily due to incremental internal and external resources to address various growth initiatives and compliance requirements and higher acquisition-related items such as transaction and integration costs. General and administrative expenses were also negatively impacted by the third quarter 2018 settlement of a patent infringement matter. These cost increases were partially offset by a decrease in costs associated with the retirement of our former Chief Executive Officer. General and administrative expenses as a percentage of net sales were 17.4% and 15.2% for the three months ended April 30, 2018 and 2017, respectively, and 15.9% and 15.5% for the nine months ended April 30, 2018 and 2017, respectively.

 Research and development expenses (which include continuing engineering costs) increased by $2,280 or 53.1%, to $6,571 for the three months ended April 30, 2018 from $4,291 for the three months ended April 30, 2017, and by $4,215 or 31.6%, to $17,543 for the nine months ended April 30, 2018 from $13,328 for the nine months ended April 30, 2017. The increases were primarily due to additional product development initiatives primarily in our Endoscopy segment. Research and development expenses as a percentage of net sales were 3.0% and 2.2% for the three months ended April 30, 2018 and 2017, respectively, and 2.7% and 2.4% for the nine months ended April 30, 2018 and 2017, respectively.

Operating Income

Endoscopy. The Endoscopy segment’s operating income increased by $2,001 or 10.8%, for the three months ended April 30, 2018 compared with the three months ended April 30, 2017, and by $9,809 or 17.9%, for the nine months ended April 30, 2018 compared with the nine months ended April 30, 2017. The increases were primarily due to increased sales volume in the United States and internationally for our endoscopy products and services, as further explained above. This was partially offset by increases in acquisition-related and restructuring-related costs, litigation matters, sales commission expense, and other compensation-related costs due to increased headcount. The settlement of a patent infringement matter affected operating income as a percentage of sales by approximately 200 basis points for the three months ended April 30, 2018.

Water Purification and Filtration. The Water Purification and Filtration segment’s operating income increased by $612 or 7.8%, for the three months ended April 30, 2018 compared with the three months ended April 30, 2017, and by $1,586 or 6.3%, for the nine months ended April 30, 2018 compared with the nine months ended April 30, 2017. The increases were primarily due to due to higher sales, partially offset by compensation-related costs, research and development costs and higher sales commission expenses.

Healthcare Disposables. The Healthcare Disposables segment’s operating income increased by $1,196 or 18.7%, for the three months ended April 30, 2018 compared with the three months ended April 30, 2017, and by $2,624 or 12.6%, for the nine months ended April 30, 2018 compared with the nine months ended April 30, 2017. The increases were due to higher sales (primarily acquisition-related) and improved gross margins resulting from increased productivity and favorable mix, mostly offset by inventory adjustments, increased compensation-related costs and increased research and development.

Dialysis. The Dialysis segment’s operating income decreased by $537 or 23.2%, for the three months ended April 30, 2018 compared with the three months ended April 30, 2017, and by $480 or 7.6%, for the nine months ended April 30, 2018 compared with the nine months ended April 30, 2017. The decreases were primarily due to the shift to lower margin products, partially offset by higher net sales.

(dollar amounts in thousands except share and per share data or as otherwise noted) 22

Cantel Medical Corp.                                 2018 Third Quarter Form 10-Q

General Corporate Expenses

General corporate expenses relate to unallocated corporate costs primarily related to executive management personnel as well as costs associated with certain facets of our acquisition program and being a publicly traded company. Such expenses increased by $3,649 or 47.9%, for the three months ended April 30, 2018 from the three months ended April 30, 2017, and by $5,476 or 22.8%, for the nine months ended April 30, 2018 from the nine months ended April 30, 2017. These increases were primarily due to the addition of internal and external resources to address various growth initiatives and compliance requirements and restructuring-related charges, partially offset by a decrease in costs associated with the retirement of our former Chief Executive Officer.

Interest Expense, Net

Interest expense, net increased by $414 or 38.2%, to $1,498 for the three months ended April 30, 2018 from $1,084 for the three months ended April 30, 2017, and by $519 or 15.7%, to $3,822 for the nine months ended April 30, 2018 from $3,303 for the nine months ended April 30, 2017. These increases resulted from an increase in the average outstanding borrowings due to the funding of acquisitions.

Other Income

Other income of $1,138 for the nine months ended April 30, 2018 represents the favorable resolution of the contingent liability associated with the Jet Prep acquisition.

Income Taxes

The consolidated effective tax rate decreased by 6.9% to 26.7% for the three months ended April 30, 2018 from 33.6% for the three months ended April 30, 2017, and decreased by 15.7% to 16.2% for the nine months ended April 30, 2018 from 31.9% for the nine months ended April 30, 2017. The decreases for both periods were attributed to the recording of the discrete net tax benefits associated with the estimated impact of the revaluation of our U.S. net deferred tax liabilities as a result of the 2017 Tax Act and the revaluation of the prior reported excess tax benefits as a result of the change in the U.S. federal statutory rate applicable to stock compensation.

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

To measure earnings performance on a consistent and comparable basis, we exclude certain items that affect comparability of operating results and the trend of earnings. These adjustments are irregular in timing, may not be indicative of our past and future performance and are therefore excluded to allow investors to better understand underlying operating trends. The following are examples of the types of adjustments that are excluded: (i) amortization of purchased intangible assets; (ii) acquisition-related items; (iii) business optimization and restructuring-related charges; (iv) net tax benefits associated with the estimated impact of the revaluation of our U.S. net deferred tax liabilities as a result of U.S. tax reform; (v) excess tax benefits applicable to stock compensation and (vi) other significant items management deems irregular or non-operating in nature.

(dollar amounts in thousands except share and per share data or as otherwise noted) 23

Cantel Medical Corp.                                 2018 Third Quarter Form 10-Q

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

Acquisition-related items consist of (i) fair value adjustments to contingent consideration and other contingent liabilities resulting from acquisitions, (ii) due diligence, integration, legal fees and other transaction costs associated with our acquisition program and (iii) acquisition accounting charges for the amortization of the initial fair value adjustments of acquired inventory and deferred revenue. The adjustments of contingent consideration and other contingent liabilities are periodic adjustments to record such amounts at fair value at each balance sheet date. Given the subjective nature of the assumptions used in the determination of fair value calculations, fair value adjustments may potentially cause significant earnings volatility that are not representative of our operating results. Similarly, due diligence, integration, legal and other acquisition costs associated with our acquisition program, including acquisition accounting charges relating to recording acquired inventory and deferred revenue at fair market value, can be significant and also adversely impact our effective tax rate as certain costs are often not tax-deductible. Since these acquisition-related items are irregular and often mask underlying operating performance, we exclude these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to past operating performance.

The 2017 Tax Act significantly revised U.S. tax law by, among other provisions, (a) lowering the applicable U.S. federal statutory income tax rate from 35% to 21%, (b) creating a partial territorial tax system that includes imposing a mandatory one-time transition tax on previously deferred foreign earnings, (c) creating provisions regarding the (1) Global Intangible Low Tax Income, (2) the Foreign Derived Intangible Income deduction, and (3) the Base Erosion Anti-Abuse Tax and (d) eliminating or reducing certain income tax deductions, such as interest expense, executive compensation expenses and certain employee expenses. During the second quarter ended January 31, 2018, we recorded a net benefit as a provisional estimate of the net accounting impact of the 2017 Tax Act in accordance with SAB 118. The net benefit is comprised of the following: (i) an unfavorable impact related to the mandatory transition tax for deemed repatriation of deferred foreign income and (ii) a favorable benefit related to a revaluation of the Company’s deferred tax assets and liabilities. During the third quarter ended April 30, 2018, we recorded an adjustment to the mandatory transition tax. Since these net favorable tax benefits are largely unrelated to our results and unrepresentative of our normal effective tax rate, we excluded their impact on net income and diluted EPS to arrive at our non-GAAP financial measures.

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

During the third quarter of fiscal 2018, we settled a patent infringement matter and also recorded an adjustment to another litigation matter in our consolidated financial statements. In fiscal 2016, we announced the retirement plans of our former Chief Executive Officer and recorded the majority of the costs associated with his retirement in our consolidated financial statements. Since these costs are irregular and mask our underlying operating performance, we made an adjustment to our net income and diluted EPS to exclude such costs to arrive at our non-GAAP financial measures.

Three Months Ended April 30, 2018

We made adjustments to net income and diluted EPS to exclude (i) amortization expense of purchased intangible assets, (ii) acquisition-related items, (iii) other business optimization and restructuring-related charges, (iv) litigation matters and (v) the reduction of a repatriation tax related to the 2017 Tax Act to arrive at our non-GAAP financial measures, non-GAAP net income and non-GAAP diluted EPS.

(dollar amounts in thousands except share and per share data or as otherwise noted) 24

Cantel Medical Corp.                                 2018 Third Quarter Form 10-Q

Three Months Ended April 30, 2017

We made adjustments to net income and diluted EPS to exclude (i) amortization expense of purchased intangible assets, (ii) acquisition-related items and (iii) other business optimization and restructuring-related charges to arrive at our non-GAAP financial measures, non-GAAP net income and non-GAAP diluted EPS.

The reconciliations of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS were calculated as follows:

	Three Months Ended April 30,
	2018		2017
Net income/Diluted EPS, as reported	$18,736	$0.45	$17,511	$0.42
Intangible amortization, net of tax(1)	3,468	0.08	2,852	0.07
Acquisition-related items, net of tax(2)	651	0.02	465	0.01
Restructuring-related charges, net of tax(3)	991	0.02	549	0.01
Litigation matters(1)	1,637	0.04	—	—
Tax legislative changes(4)	(554)	(0.01)	—	—
Non-GAAP net income/Non-GAAP diluted EPS	$24,929	$0.60	$21,377	$0.51
_______________________________________________

(1)	Amounts were recorded in general and administrative expenses.

(2)
For the three months ended April 30, 2018, pre-tax acquisition-related items of $953 were recorded in general and administrative expenses. For the three months ended April 30, 2017, pre-tax acquisition-related items of $330 were recorded in cost of sales and $390 were recorded in general and administrative expenses.

(3)
For the three months ended April 30, 2018, pre-tax restructuring-related items of $17 were recorded in cost of sales and $1,466 were recorded in general and administrative expenses. For the three months ended April 30, 2017, pre-tax restructuring-related items of $879 were recorded in general and administrative expenses.

(4)	Amounts were recorded in income taxes.

Nine Months Ended April 30, 2018

We made adjustments to net income and diluted EPS to exclude (i) amortization expense of purchased intangible assets, (ii) acquisition-related items, (iii) other business optimization and restructuring-related charges, (iv) excess tax benefits applicable to stock compensation, (v) net tax benefits associated with the estimated impact of the revaluation of our U.S. net deferred tax liabilities as a result of the 2017 Tax Act, (vi) litigation matters and (vii) the resolution of the contingent liability associated with a previous acquisition to arrive at our non-GAAP financial measures, non-GAAP net income and non-GAAP diluted EPS.

Nine Months Ended April 30, 2017

We made adjustments to net income and diluted EPS to exclude (i) amortization expense of purchased intangible assets, (ii) acquisition-related items, (iii) other business optimization and restructuring-related charges, (iv) excess tax benefits applicable to stock compensation and (v) costs associated with the retirement of our former Chief Executive Officer to arrive at our non-GAAP financial measures, non-GAAP net income and non-GAAP diluted EPS.

(dollar amounts in thousands except share and per share data or as otherwise noted) 25

Cantel Medical Corp.                                 2018 Third Quarter Form 10-Q

The reconciliations of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS were calculated as follows:

	Nine Months Ended April 30,
	2018		2017
Net income/Diluted EPS, as reported	$74,153	$1.77	$54,381	$1.30
Intangible amortization, net of tax(1)	9,844	0.24	8,438	0.20
Acquisition-related items, net of tax(2)	2,307	0.06	1,233	0.03
Restructuring-related charges, net of tax(3)	2,844	0.07	1,191	0.03
Excess tax benefit(4)	(2,012)	(0.05)	(2,241)	(0.05)
Tax legislative changes(4)	(8,952)	(0.22)	—	—
Litigation matters(1)	1,637	0.04	—	—
Resolution of contingent liability(5)	(1,138)	(0.03)	—	—
CEO retirement costs, net of tax(1)	—	—	1,249	0.03
Non-GAAP net income/Non-GAAP diluted EPS	$78,683	$1.88	$64,251	$1.54
________________________________________________

(1)	Amounts were recorded in general and administrative expenses.

(2)
For the nine months ended April 30, 2018, pre-tax acquisition-related items of $893 were recorded in cost of sales and $2,409 were recorded in general and administrative expenses. For the nine months ended April 30, 2017, pre-tax acquisition-related items of $500 were recorded in cost of sales and $1,295 were recorded in general and administrative expenses.

(3)
For the nine months ended April 30, 2018, pre-tax restructuring-related items of $1,164 were recorded in cost of sales and $2,656 were recorded in general and administrative expenses. For the nine months ended April 30, 2017, pre-tax restructuring-related items of $1,735 were recorded in general and administrative expenses.

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

(dollar amounts in thousands except share and per share data or as otherwise noted) 26

Cantel Medical Corp.                                 2018 Third Quarter Form 10-Q

The reconciliations of net income to EBITDAS and adjusted EBITDAS were calculated as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
Net income, as reported	$18,736	$17,511	$74,153	$54,381
Interest expense, net	1,498	1,084	3,822	3,303
Income taxes	6,833	8,849	14,346	25,436
Depreciation	4,626	3,774	12,816	10,922
Amortization	4,480	3,964	12,892	11,930
Loss on disposal of fixed assets	187	87	521	489
Stock-based compensation expense	2,443	1,945	7,033	6,983
EBITDAS	38,803	37,214	125,583	113,444
Acquisition-related items	953	720	3,302	1,795
Restructuring-related charges(1)	1,468	879	3,721	1,735
Litigation matters	2,345	—	2,345	—
Resolution of contingent liability	—	—	(1,138)	—
CEO retirement costs(2)	—	—	—	1,413
Adjusted EBITDAS	$43,569	$38,813	$133,813	$118,387
________________________________________________

(1)	Excludes stock-based compensation expense.

(2)
For comparative purposes, we have revised the amounts associated with CEO retirement costs for the nine months ended April 30, 2017 to exclude stock-based compensation expense which was reported in "Stock-based compensation expense" above.

We define net debt as long-term debt less cash and cash equivalents. Each of the components of net debt appears on our consolidated balance sheets. We believe that the presentation of net debt provides useful information to investors because we review net debt as part of our management of our overall liquidity, financial flexibility, capital structure and leverage.

	April 30, 2018	July 31, 2017
Long-term debt	$169,000	$126,000
Less cash and cash equivalents	(51,916)	(36,584)
Net debt	$117,084	$89,416

We define organic sales as net sales less (i) the impact of foreign currency translation, (ii) net sales related to acquired businesses during the first twelve months of ownership and (iii) divestitures during the periods being compared. We believe that reporting organic sales provides useful information to investors by helping identify underlying growth trends in our business and facilitating easier comparisons of our revenue performance with prior periods. We exclude the effect of foreign currency translation from organic sales because foreign currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends. We exclude the effect of acquisitions and divestitures because the nature, size, and number of acquisitions and divestitures can vary dramatically from period to period and can obscure underlying business trends and make comparisons of financial performance difficult. The reconciliation of net sales to organic sales can be found elsewhere in this MD&A in “Net Sales.”

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

Cash Flows

Net Cash Provided by Operating Activities. Net cash provided by operating activities increased by $16,619 or 22.6%, to $90,003 for the nine months ended April 30, 2018 from $73,384 for the nine months ended April 30, 2017, primarily due to the

(dollar amounts in thousands except share and per share data or as otherwise noted) 27

Cantel Medical Corp.                                 2018 Third Quarter Form 10-Q

increase in net income, increased cash collections associated with outstanding accounts receivables and the timing of accounts payable, partially offset by the timing of income tax payments, the increase in inventories to support product demand and timing of our annual insurance premium payments.

Net Cash Used in Investing Activities. Net cash used in investing activities increased by $17,991 or 19.9%, to $108,367 for the nine months ended April 30, 2018 from $90,376 for the nine months ended April 30, 2017, primarily due to an increase in cash paid for acquisitions and to a lesser extent, an increase in capital expenditures.

Net Cash Provided by Financing Activities. Net cash provided by financing activities increased by $13,546 or 68.8%, to $33,238 for the nine months ended April 30, 2018 from $19,692 for the nine months ended April 30, 2017, primarily due to a net increase in revolver borrowings to fund acquisitions.

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

Debt

On April 30, 2018, we had $169,000 of outstanding borrowings under our Third Amended and Restated Credit Agreement (the “2014 Credit Agreement”).

For further information regarding the 2014 Credit Agreement, including a description of affirmative and negative covenants, see Note 9 to our condensed consolidated financial statements in Part I, Item 1 of this report.

Financing Needs

On April 30, 2018, our long-term debt of $169,000, net of our cash and cash equivalents of $51,916, was $117,084. Stockholders' equity as of that date was $601,306.

Our operating segments generate significant cash from operations. At April 30, 2018, we had a cash balance of $51,916, of which $27,358 was held by foreign subsidiaries. Our foreign cash is needed by our foreign subsidiaries for working capital purposes as well as for current international growth initiatives. Accordingly, our foreign unremitted earnings are considered indefinitely reinvested and unavailable for repatriation.

We believe that our current cash position, anticipated cash flows from operations and the funds available under our 2014 Credit Agreement will be sufficient to satisfy our worldwide cash operating requirements for the foreseeable future based upon our existing operations, particularly given that we historically have not needed to borrow for working capital purposes. At June 1, 2018, approximately $86,000 was available under our 2014 Credit Agreement.

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

Cantel Medical Corp.                                 2018 Third Quarter Form 10-Q

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
On August 23, 2017, we acquired BHT Group, and on March 21, 2018, we acquired Aexis Medical, as more fully described in Note 3 to the condensed consolidated financial statements. During the initial transition period following the acquisitions, we enhanced our internal control process to ensure that all financial information related to these acquisitions was properly reflected in our condensed consolidated financial statements. We expect all aspects of the BHT Group business will be fully integrated into our existing overall internal control structure by the end of fiscal 2018. We expect all aspects of the Aexis Medical business will be fully integrated into our existing overall internal control structure during fiscal 2019.

29

Cantel Medical Corp.                                 2018 Third Quarter Form 10-Q

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table represents information with respect to purchases of common stock made by the Company during the current quarter:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the program
February 1 - February 28	529	$112.62	—	—
March 1 - March 31	1,211	$112.63	—	—
April 1 - April 30	596	$113.98	—	—
Total	2,336	$112.97	—	—
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

(dollar amounts in thousands except share and per share data or as otherwise noted) 30

Cantel Medical Corp.                                 2018 Third Quarter Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANTEL MEDICAL CORP.

Date: June 1, 2018

	By:	/s/ Jorgen B. Hansen
Jorgen B. Hansen,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Peter G. Clifford
Peter G. Clifford,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Brian R. Capone
Brian R. Capone
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

31