Form 10-K
period 2018-07-31
CANTEL MEDICAL CORP
filed 2018-09-27
CIK 19446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, as quoted by the New York Stock Exchange on that date: $4,121,209,905.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on August 31, 2018: 41,706,084

Documents incorporated by reference: Portions of the definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 2018 Annual Meeting of Stockholders of Registrant are hereby incorporated by reference into Part III of this Form 10-K and certain documents are incorporated by reference into Part IV.

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

PART I

Item 1. Business.

Overview:

Throughout this document, references to “Cantel,” “us,” “we,” “our” and the “Company” are references to Cantel Medical Corp. and its subsidiaries, except where the context makes it clear the reference is to Cantel Medical Corp. itself and not its subsidiaries. Unless otherwise indicated, references in this Form 10-K to 2018, 2017, 2016 or “fiscal” 2018, 2017, 2016 or other years refer to our fiscal year ended July 31, of that respective year, and references to “fiscal” 2019 refer to our fiscal year ending July 31, 2019.

We are a leading provider of infection prevention and control products and services in the healthcare market, specializing in the following reportable segments: Endoscopy, Water Purification and Filtration, Healthcare Disposables and Dialysis. Most of our products are used to help prevent the occurrence or spread of infections. We operate our four operating segments through wholly-owned subsidiaries in the United States and internationally.

Net Sales by Reportable Segment	Year Ended July 31,
	2018		2017		2016
Endoscopy	$473,937	54.4%	$398,773	51.8%	$341,752	51.4%
Water Purification and Filtration	211,209	24.2%	196,446	25.5%	177,669	26.7%
Healthcare Disposables	155,180	17.8%	144,457	18.7%	112,584	17.0%
Dialysis	31,596	3.6%	30,481	4.0%	32,750	4.9%
	$871,922	100.0%	$770,157	100.0%	$664,755	100.0%

Information Related to Reportable Segments:

Endoscopy

General. Our Endoscopy segment designs, develops, manufactures, sells and installs a comprehensive offering of products and services comprising a complete circle of infection prevention solutions. Our products include endoscope reprocessing and endoscopy procedure products. Our endoscope reprocessing products and services include:

•	a full range of automated endoscope reprocessing systems,

•	high-level disinfectants and sterilants,

•	detergents,

•	leak testing and manual cleaning products,

•	storage cabinets, transport systems and mobile medical carts,

•	manual cleaning products,

•	endoscope process tracking products, including software,

•	other consumables, accessories and supplies used to high-level disinfect rigid endoscopes, flexible endoscopes and other instrumentation, and

•	technical maintenance service on our products.

Our endoscopy procedure products are designed to eliminate the challenges associated with proper cleaning and high-level disinfection of numerous reusable components used in GI endoscopy procedures. Our procedure products include:

•	CO2 and water irrigation pumps and disposable procedure kits,

•	sterile irrigation tubing, and

•	single-use valves.

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

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

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

Sales, Marketing and Distribution. We sell and service our full line of endoscopy products through our direct field sales and clinical support service organizations in the United States, Canada, the United Kingdom, Italy, the Netherlands, Belgium, Germany, France, Singapore, Malaysia, Australia and Dubai. Elsewhere in Europe, Asia Pacific and Latin America, we sell primarily through independent distribution partners. In China, we sell both directly and through distributors, based on regional market demands.

Competition. We compete with a number of large companies that have significant product portfolios, market share and global reach, which enable them to offer wide-ranging product bundles to larger customers, such as General Purchasing Organizations (“GPOs”) and Integrated Delivery Networks (“IDNs”). This competition has the potential to impact our net sales, market share and profit margin. We also compete with a number of small companies with very limited product offerings and operations in one or a limited number of countries. On a product basis, our principal competitors are Steris, Olympus, Boston Scientific, ASP (a division of Johnson & Johnson), Metrex, Ruhof, Ecolab, ERBE, Getinge, SteelCo and Wassenburg. We believe that our principal competitive advantages include the strength of our dedicated sales teams, our comprehensive product line of differentiated automated endoscope reprocessors, disposable procedure products and proprietary chemistries, and our reputation for providing high-quality and reliable products supported by our highly responsive clinical support and service teams.

Acquisitions. On March 21, 2018, we purchased all of the issued and outstanding stock of Aexis Medical BVBA (“Aexis Medical”). Aexis Medical specializes in advanced software solutions focused on the tracking and monitoring of instrument reprocessing for hospitals and healthcare professionals.

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

On April 1, 2017, we purchased certain endoscopy-related net assets of CR Kennedy related to its distribution and sale of our Medivators endoscopy products in Australia. The CR Kennedy business includes a full sales and service organization and our Medivators-branded automated endoscope reprocessors, chemistries, endoscopy procedure products and other consumables in Australia.

On September 26, 2016, we acquired certain net assets of Vantage related to its distribution and sale of our Medivators endoscopy products in Canada. Vantage was our exclusive distributor of Medivators capital equipment (e.g., automated endoscope reprocessors) and related consumables and accessories in Canada.

Water Purification and Filtration

General. Our Water Purification and Filtration segment designs, develops, manufactures, sells, and installs water purification systems for medical, pharmaceutical and other bacteria controlled applications. We also provide filtration/separation and disinfectant technologies to the medical and life science markets through a worldwide distributor network. Our products and services include:

•	central dialysis water purification systems,

•	portable dialysis water purification systems,

•	bicarbonate mixing systems,

•	hollow fiber filters and other filtration and separation products,

•	liquid disinfectants and cold sterilization products,

•	“dry fog” products,

•	room temperature sterilization equipment and services, and

•	clean-room certification and decontamination services.

(dollar amounts in thousands except share and per share data or as otherwise specified) 4

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

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

Our REVOX® Sterilization Systems and Services business provides an innovative room-temperature vapor sterilization method for the medical device, pharmaceutical and biomedical industries. It provides customers the capability to sterilize their products at room temperature, through either contract service or on-site agreements, while reducing overall processing times and inventory and capital requirements associated with other industrial sterilization methods.

Sales, Marketing and Distribution. We generally sell our equipment on a direct basis in the United States and Canada and through third-party distributors in other international markets. We are the market leader in the supply of FDA 510(k) cleared water purification systems to the dialysis industry in North America. During fiscal 2018, a significant portion of our sales in this segment were derived from sales of products and service to dialysis clinics and hospitals in North America.

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

We have observed a continued trend toward formal or informal bundling partnerships and arrangements between kidney dialysis machine suppliers and companies offering medical water purification systems that compete with our systems. The ability to bundle these products offers a competitive advantage to such suppliers, which include Baxter (dialysis machine)/Gambro (water system), B. Braun (dialysis machine)/Lauer (water system), and Fresenius (dialysis machine)/Vivonic (water system). The bundling approach being used in the United States by B. Braun/Lauer represents a competitive threat to our dialysis water business, as does the business combination of Fresenius and Vivonic. See Item 1A, “Risk Factors.”

Acquisitions. On August 1, 2018, we acquired certain net assets of Stericycle Inc. related to its controlled environmental solutions business (“CES Business”). The CES Business is a leading provider of testing and certification, environmental monitoring and decontamination services for clean rooms and other controlled environments to ensure safety, regulatory compliance and quality control.

Healthcare Disposables

General. We design, manufacture, sell, supply and distribute a broad selection of infection prevention healthcare products, the majority of which are single-use products used by dental practitioners. Our products include the following:

(dollar amounts in thousands except share and per share data or as otherwise specified) 5

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

•	sterility assurance products such as biological indicators, chemical integrators and sterilization pouches,

•	consumables such as towels, bibs, tray liners and sponges,

•	nitrous oxide/oxygen sedation equipment and related single-use disposable nasal masks,

•	personal barrier products such as face masks, shields, and hand protection products such as hand sanitizers and germicidal wipes,

•	cleaning solutions, high level disinfectants and surface disinfectants,

•	waterline treatment products for maintaining safe dental unit waterlines,

•	amalgam separators,

•	treatment accessories such as saliva ejectors, evacuator tips and plastic cups, and

•	preventatives such as prophy angles and prophy paste.

Significant brand names for our healthcare disposable products include SECURE FIT® Masks, ISOFLUID® Masks, RAPICIDE® Disinfectant and DentaPure® Cartridges.

Our most significant business in this segment derives from our sterility assurance business. We offer both mail-in services and in-office biological monitoring (spore test) systems enabling healthcare professionals to verify the performance of their sterilizers in accordance with the U.S. Centers for Disease Control and Prevention (“CDC”) and industry guidelines for daily or weekly testing. Our expanded portfolio in the dental wastewater management market now includes amalgam separator technology which will help dental practitioners meet a U.S. Environmental Protection Agency (“EPA”) ruling on wastewater management compliance. Our products also include a wide-array of biological indicators, chemical integrators and related products and services that enable hospitals, surgical centers, office-based practitioners and dental facilities to safely and accurately monitor and verify their sterilization practices and protocols.

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

Acquisitions. On August 1, 2016, we acquired all of the issued and outstanding stock of Accutron, a Phoenix-based company. The Accutron business designs, manufactures and sells nitrous oxide conscious sedation equipment and single use nasal masks for use in dental procedures.

Dialysis

General. We design, develop, manufacture, sell and service reprocessing systems and sterilants for dialyzers (a device serving as an artificial kidney), as well as dialysate concentrates and supplies utilized for renal dialysis. Our renal dialysis products include:

•	hemodialysis concentrates and other ancillary supplies

•	medical device reprocessing systems, and

•	sterilants and disinfectants.

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

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

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

Information with Respect to Our Business Generally:

Government Regulation
Our business and products are subject to various degrees of governmental regulation in the countries in which we operate. In the United States, the FDA, EPA and other governmental authorities regulate the development, manufacture, labeling, sale, storage and distribution of our products and services. Our international operations also are subject to a significant amount of government regulation, including country-specific rules and regulations and U.S. regulations applicable to our international operations. Compliance with applicable government regulations is a significant expense for us.
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

As of July 31, 2018, we held approximately 65 U.S. patents and 272 foreign patents, with approximately 48 U.S. patents pending and 101 foreign patents pending. The majority of our U.S. and foreign patents, for individual products, are effective for twenty years from the initial filing date. The actual protection afforded by a patent, which can vary from country to country,

(dollar amounts in thousands except share and per share data or as otherwise specified) 7

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country. In addition, we license from independent third parties under patents, trade secrets and other intellectual property, the right to manufacture and sell certain of our products. In the aggregate, these intellectual property assets and licenses (each of which is long-term) are of material importance to our business.

Our products and services are sold around the world under various trade names, trademarks and brand names. We consider our trade names, trademarks and brand names to be valuable in the marketing of our products in each segment. As of July 31, 2018, we had approximately 2,128 trademark registrations in the United States and in various foreign countries in which we conduct business, as well as 37 trademark applications pending worldwide.

Seasonality

Our businesses generally are not seasonal in nature.

Principal Customers

None of our customers accounted for 10% or more of our consolidated net sales during fiscal 2018, 2017 or 2016. As described below, none of our segments are reliant upon a single customer, but some of our segments are currently reliant on a few customers. See Item 1A, “Risk Factors.”

Our Water Purification and Filtration segment is reliant on two customers, who collectively accounted for approximately 48.0% of our segment net sales during fiscal 2018.

Our Healthcare Disposables segment is reliant on three customers, who collectively accounted for approximately 45.1% of our segment net sales during fiscal 2018.

Our Dialysis segment is reliant on two customers (which are the same two customers noted above under our Water Purification and Filtration segment), who collectively accounted for approximately 40.6% of our segment net sales during fiscal 2018.

Backlog

On July 31, 2018, our consolidated backlog was approximately $91,687 compared with approximately $88,004 on July 31, 2017. The majority of the backlog was in our Water Purification and Filtration segment which had backlog of $58,556 and $65,760 at July 31, 2018 and July 31, 2017, respectively. The entire backlog is expected to be recognized as revenue within one year of such date.

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

For further discussion of competition-related and other risk factors, see Item 1A, “Risk Factors.”

(dollar amounts in thousands except share and per share data or as otherwise specified) 8

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

Research and Development

Research and development expenses (which include continuing engineering costs) increased by $6,279 to $24,646 in fiscal 2018 from $18,367 in fiscal 2017. Our research and development expenses primarily relate to development work on new products in our three largest segments, Endoscopy, Water Purification and Filtration, and Healthcare Disposables, as well as continuing engineering costs primarily related to endoscopy products.

Quality Assurance

We manufacture, assemble and package most of our products in the United States and, to a significantly lesser extent in Italy, Germany and elsewhere. Each of our production facilities is dedicated to particular processes and products. We have implemented quality assurance procedures to support the quality and integrity of our production processes.

Environmental Matters

We anticipate that our compliance with federal, state, and local laws and regulations, relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, will not have any material effect on our capital expenditures, earnings or competitive position.

Employees

As of July 31, 2018, we employed 2,693 persons, of whom 1,892 are located in the United States, 523 are located in Europe, the Middle East and Africa, 178 are located in Asia and Australia, and 100 are located in Canada. None of our employees are represented by labor unions. We consider our relations with our employees to be satisfactory.

Financial Information about Geographic Areas

Although the majority of our manufacturing is performed in the United States, we conduct manufacturing, sales, and distribution operations on a worldwide basis and are subject to a variety of risk associated with doing business internationally. These operations involve the same business segments as our domestic operations. U.S. net sales represented 73.9% of our fiscal 2018 net sales. Net sales from Europe, Middle East and Africa (“EMEA”), Asia Pacific and Canada were 15.0%, 6.6%, and 3.8%, respectively, of our fiscal 2018 net sales. The remaining 0.7% was generated in Latin American and South American regions. For a geographic presentation of net sales and other financial data for the three years ended July 31, 2018, see Note 16 to our consolidated financial statements in Part II, Item 8 of this report.

We ship certain of our products to Iran, and conduct related activities, in accordance with licenses issued by the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury. The Iranian sales were generally conducted through distributors, some of whose customers may include public hospitals owned or controlled directly or indirectly by the Iranian government.

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

Also available on our website are our Corporate Governance Guidelines, Charters of the Nominating and Governance Committee, Compensation Committee and Audit Committee, and Code of Business Conduct and Ethics. Information contained on our website is not part of, and is not incorporated in, this or any other report we file with or furnish to the SEC.

(dollar amounts in thousands except share and per share data or as otherwise specified) 9

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

Forward Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and other securities laws. These statements are based on current expectations, estimates, or forecasts about our businesses, the industries in which we operate, and the current beliefs and assumptions of management; they do not relate strictly to historical or current facts. Without limiting the foregoing, words or phrases such as “expect,” “anticipate,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “may,” “could” and variations of such words and similar expressions generally identify forward-looking statements. In addition, any statements that refer to predictions or projections of our future financial performance, anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions about future events, activities or developments and are subject to numerous risks, uncertainties, and assumptions that are difficult to predict. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made. Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under Item 1A of this Annual Report on Form 10-K, entitled Risk Factors. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

We face intense competition and may not be able to keep pace with the rapid technological changes in the medical device industry, which could have a material adverse effect on our business, financial condition, results of operations or cash flows. The medical device markets in which we primarily participate are highly competitive. We encounter significant competition across our product lines and in each market in which our products are sold from various medical device companies, many of which may have greater financial, technical and marketing resources than we do and are well-established. Some competitors have developed or may be expected to develop technologies or products that could compete with our products or that would render our products obsolete or noncompetitive. In addition, our competitors may achieve patent protection, regulatory approval or product commercialization that would limit our ability to compete with them. Additionally, the medical device markets in which we primarily participate are characterized by extensive research and development, new product introductions and product enhancements, rapid technological change and evolving industry standards. Developments by other companies of new or improved products, processes or technologies may make our products or proposed products obsolete or less competitive and may negatively impact our net sales. Accordingly, our ability to compete is in part dependent on our ability to continually offer enhanced and improved products that meet the changing requirements of our customers. As such, we are required to devote continued efforts and financial resources to develop or acquire scientifically advanced technologies and products, apply our technologies cost-effectively across product lines and markets, obtain patent and other protection for our technologies and products, obtain required regulatory and reimbursement approvals and successfully manufacture and market our products consistent with our quality standards. If we fail to develop new products or enhance existing products, it could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We face continued competition in our endoscopy disposable procedure products from larger competitors. We have seen increased activity by our larger competitors to include infection prevention endoscopy disposable procedure products in their existing market share and bundling agreements. As purchasing decisions continue to be consolidated with GPOs and in a smaller number of IDNs, competitors with broader portfolios will have a competitive advantage in offering a wider range of discounts. If such approach expands, we could face declines in growth or loss of market share, as well as reduced profit margin, for our endoscopy procedural products.

We face increased competition in the water purification system market due to the alliance of kidney dialysis machine suppliers and water purification system suppliers. Outside of the United States, we believe there is a trend in formal or informal bundling partnerships and arrangements between kidney dialysis machine suppliers and companies offering medical water purification systems that compete with our systems. The ability to bundle these products offers a competitive advantage to such suppliers, which include Baxter (dialysis machine)/Gambro (water system), B. Braun (dialysis machine)/Lauer (water system), and Fresenius (dialysis machine)/Vivonic (water system). The bundling approach being used by B. Braun/Lauer, and the business combination

(dollar amounts in thousands except share and per share data or as otherwise specified) 10

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

of Fresenius and Vivonic, represent competitive threats to our dialysis water business. If such business combinations and bundling approaches expand in the United States and we do not succeed in forming an alliance with a high-quality supplier of kidney dialysis machines, we can lose our current competitive advantages and experience a material loss of net sales and a decrease in margins in our water purification system business.

The market for our dialysis reprocessing products is limited to dialysis centers that reuse dialyzers. The decrease in the reuse portion of the dialysis market in the United States accelerated significantly during fiscal 2016, 2017 and 2018 and such decrease is expected to continue. Our dialyzer reprocessing products are limited to use by clinics that choose to clean, sterilize and reuse dialyzers, rather than discard the dialyzers after a single-use. Today, only a small number of all dialysis procedures in the United States reuse dialyzers. The downward trend in reuse dialyzers in the United States accelerated during fiscal 2016, 2017 and 2018 which resulted in the sale of no reuse dialyzers in the United States during such fiscal years. Further, the most significant manufacturers of reuse dialyzers have indicated that they will be ceasing their manufacture of such products. As such, clinics that currently utilize reuse dialyzers will be forced to convert to single use dialyzers, which will accelerate the downward trend in fiscal 2019 and likely eliminate our sale of dialyzer reprocessors and related single-use products in the United States by the end of the fiscal year. The reduction of our dialysis reuse business has had an adverse effect on our Dialysis segment business, which has reduced our margins and net income in this segment.

We face significant challenges in growing our dialysate concentrate sales. The reduced sales of our dialysis reuse products was significantly mitigated by increased sales in our dialysate concentrate sales during fiscal 2017 and 2018, which sales are anticipated to remain at similar levels during fiscal 2019. However, no assurance can be given that we will succeed at increasing sales in the near or long term. Fresenius, the largest dialysis chain in the United States, manufactures dialysate concentrate itself and therefore provides dialysate concentrate to its own dialysis clinics. DaVita and certain international customers have also continued their reduction of dialysate concentrate purchases from us as a result of the highly competitive and price sensitive market for such product. In addition, there is increased demand in the market for powdered dialysate products principally due to the lower costs associated with shipping such products. However, we do not manufacture powdered dialysate products.

Because a significant portion of our Water Purification and Filtration and Healthcare Disposables segments net sales comes from a few large customers, any significant decrease in sales to these customers, due to industry consolidation or otherwise, could harm our operating results. In our Water Purification and Filtration segment, two customers collectively accounted for 48.0% of our fiscal 2018 net sales for this segment. The loss of a significant amount of business from either of these two customers would have a material adverse effect on our Water Purification and Filtration segment. The distribution network in the United States dental industry is concentrated, with relatively few distributors of consumable products accounting for a significant share of the sales volume to dentists. Accordingly, net sales and profitability of our Healthcare Disposables segment are highly dependent on our relationships with a limited number of large distributors. During fiscal 2018, the top three customers of our Healthcare Disposables segment accounted for 45.1% of its net sales. The loss of a significant amount of business from any of these three customers would have a material adverse effect on our Healthcare Disposables segment. In addition, because our Healthcare Disposables segment products are primarily sold through third-party distributors and not directly to end users, we cannot control the amount and timing of resources that our distributors devote to our products. There can be no assurance that there will not be a loss or reduction in business from one or more of our major customers. In addition, we cannot assure that net sales from customers that have accounted for significant net sales in the past, either individually or as a group, will reach or exceed historical levels in any future period.

Our industry is experiencing significant scrutiny and regulation by governmental authorities, which may lead to greater regulation in the future. Our medical devices and our business activities are subject to rigorous regulation, including by the FDA, EPA, Department of Justice (“DOJ”), and numerous other federal, state, and foreign governmental authorities. These authorities and members of Congress have been increasing their scrutiny of our industry. In addition, certain state governments and the federal government have enacted legislation aimed at increasing transparency of our interactions with healthcare providers. As a result, we are required by law to disclose payments and other transfers of value to healthcare providers licensed by certain states and to all U.S. physicians and U.S. teaching hospitals at the federal level. Any failure to comply with these legal and regulatory requirements could adversely impact our business. In addition, we may continue to devote substantial time and financial resources to further develop and implement policies, systems, and processes to comply with enhanced legal and regulatory requirements, such as the General Data Protection Regulation, several of which may expose us to significant penalties or fines and may also impact our business. We anticipate that governmental authorities will continue to scrutinize our industry closely, and that additional regulation may increase compliance and legal costs, exposure to litigation, and other adverse effects to our operations. Moreover, as directed by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), the SEC has implemented reporting and disclosure requirements related to the use of certain minerals, known as “conflict minerals” (specifically, tantalum, tin, tungsten (or their ores), and gold) which are mined from the Democratic Republic of the Congo and adjoining countries. There are costs associated with complying with these disclosure requirements, including for diligence in regards to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply

(dollar amounts in thousands except share and per share data or as otherwise specified) 11

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

as a consequence of such verification activities, if appropriate. Although we have not historically had any issues, that could change if such materials are found to be used in our products. As of the date of our conflict minerals report for the 2017 calendar year, although we fully complied with the regulation, we were unable to obtain the necessary information on conflict minerals from all of our suppliers and were unable to determine that all of our products are conflict free. We may continue to face difficulties in gathering this information in the future. We may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we implement.

Our implementation of an Enterprise Resource Planning (“ERP”) software solution and other information technology systems could result in significant disruptions to our operations. We are in the process of implementing an ERP solution and other complementary information technology systems, which implementation is expected to be completed over the next several years. Implementation of these solutions and systems is highly dependent on coordination of numerous software and system providers and internal business teams. The interdependence of these solutions and systems is a significant risk to the successful completion of the initiatives and the failure of any one system could have a material adverse effect on the implementation of our overall information technology infrastructure. We may experience difficulties as we transition to these new or upgraded systems and processes, including loss or corruption of data, delayed shipments, decreases in productivity as our personnel and third party providers implement and become familiar with new systems, increased costs and lost revenues. In addition, transitioning to these new systems requires significant capital investments and personnel resources. Difficulties in implementing new or upgraded information systems or significant system failures could disrupt our operations and have a material adverse effect on our capital resources, financial condition, results of operations or cash flows. Implementation of this new information technology infrastructure has a significant impact on our business processes and information systems across a significant portion of our operations. As a result, we will be undergoing significant changes in our operational processes and internal controls as our implementation progresses, which in turn will require significant change management, including recruiting and training of qualified personnel. If we are unable to successfully manage these changes as we implement these systems, including harmonizing our systems, data, processes and reporting analytics, our ability to conduct, manage and control routine business functions could be negatively affected and significant disruptions to our business could occur. In addition, we could incur material unanticipated expenses, including additional costs of implementation or costs of conducting business. These risks could result in significant business disruptions or divert management’s attention from key strategic initiatives and have a material adverse effect on our capital resources, financial condition, results of operations or cash flows.

Our businesses are heavily reliant on certain raw materials and can be adversely impacted by rising prices and potential governmental changes to import and tariff policies. We purchase raw materials, sub-assemblies, components and other supplies essential to our operations from numerous suppliers in the United States and abroad. The principal raw materials that we use to conduct operations include chemicals, paper, resin, stainless steel and plastic components. From time to time we experience price increases for raw materials, with no guarantee that such increases can be passed along to our customers. In addition, although fuel and oil prices have been at relatively low levels, an increase in prices can also have a significant adverse impact on transportation costs related to both the purchasing and delivery of products and services. If costs materially increase in the future, we may not be able to implement price increases to our customers, which would adversely impact our gross margins. Our business is also subject to risks associated with U.S. and foreign legislation and regulations relating to imports, including quotas, duties, tariffs or taxes, and other charges or restrictions on imports, which could adversely affect our operations and our ability to import products at current or increased levels. We cannot predict whether additional U.S. and foreign customs quotas, duties (including antidumping or countervailing duties), tariffs, taxes or other charges or restrictions, requirements as to where raw materials must be purchased, additional workplace regulations or other restrictions on our imports will be imposed upon the importation of our products in the future or adversely modified, or what effect such actions would have on our costs of operations. Future quotas, duties or tariffs may have a material adverse effect on our business, financial condition, results of operations or cash flows. Future trade agreements could also provide our competitors with an advantage over us, or increase our costs, either of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

The acquisition of new businesses and product lines, which has inherent risks, is an important part of our growth strategy.
We intend to grow, in part, by acquiring new products and businesses. The success of this strategy depends upon several factors, including our ability to:

•	identify and acquire appropriate products and businesses,

•	obtain financing for acquisitions on terms that are favorable or acceptable,

•	integrate acquired operations, personnel, products, technologies and regulatory procedures into our organization effectively,

•	retain and motivate key personnel and retain the customers and suppliers of acquired companies,

•	realize perceived synergies, and

•	successfully promote and increase sales and profits of acquired product lines.

(dollar amounts in thousands except share and per share data or as otherwise specified) 12

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

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

The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and as a result we may face unexpected liabilities. Certain of the acquisition agreements by which we have acquired companies require the former owners to indemnify us against certain liabilities related to the operation of the company before we acquired it. In most of these agreements, however, the liability of the former owners is limited and certain former owners may be unable to meet their indemnification responsibilities. We cannot assure you that these indemnification provisions will protect us fully or at all, and as a result we may face unexpected liabilities that adversely affect our business, financial condition, results of operations or cash flows.

Our international business subjects us to a number of risks and our limited operating experience and market recognition in new international markets may limit our international expansion strategy and cause our international return on investments and growth to suffer. Our international business subjects us to a number of risks and complications associated with manufacturing, sales, services, and other operations outside of the United States. These include: risks associated with foreign currency exchange rate fluctuations; difficulties in enforcing agreements and collecting receivables through some foreign legal systems; enhanced credit risks in certain European countries as well as emerging market regions; foreign customers with longer payment cycles than customers in the United States; tax laws that restrict our ability to use tax credits, offset gains, or repatriate funds; tariffs and exchange controls or other trade restrictions including transfer pricing restrictions when products produced in one country are sold to an affiliated entity in another country. Our future growth depends in part on our international expansion efforts, including efforts in emerging markets such as China. We have limited experience with regulatory environments and market practices internationally, and we may not be able to penetrate or successfully operate in locations and environments unfamiliar to us. Additionally, global operations are subject to risks and uncertainties, including political and economic instability, general economic conditions, imposition of government controls, the need to comply with a wide variety of foreign and U.S. export laws and trade restrictions. In connection with our expansion efforts we may encounter obstacles we did not face in North America, including cultural and linguistic differences, differences in regulatory environments, labor and market practices, difficulties in keeping abreast of market, business and technical developments, foreign customers’ requirements and preferences, and the difficulty of administering business overseas. Further, sales practices in certain international markets may be inconsistent with our desired business practices and U.S. and other legal requirements, which may impact our ability to expand as planned. We may also encounter difficulty expanding in new international markets because of competitors already entrenched in the market, and our limited brand recognition leading to delayed acceptance of our products in these new international markets. Our failure to develop new markets or disappointing growth outside of existing markets may negatively affect our return on investments relating to our international expansion efforts. In addition, we may experience difficulties in enforcing intellectual property rights or weaker intellectual property right protections in some countries.

On June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit.” As a result of the referendum, the British government has begun negotiating the terms of the U.K.’s future relationship with the E.U. Although it is unknown what the final outcome of such negotiated terms will be, it is possible that there will be greater restrictions on imports and exports between the U.K. and E.U. countries and increased regulatory complexities. These changes may adversely affect our operations and financial results since we have a significant presence in the

(dollar amounts in thousands except share and per share data or as otherwise specified) 13

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

U.K. Further, international markets are increasingly being affected by economic pressure to contain reimbursement levels and healthcare costs, and certain international markets may also be impacted by foreign government efforts to understand healthcare practices and pricing in other countries, which could result in increased pricing transparency across geographies and pressure to harmonize reimbursement and ultimately reduce the selling prices of our products. Most international jurisdictions have regulatory approval and periodic renewal requirements for medical devices, and countries that previously did not have regulatory requirements for medical devices may adopt such requirements; we must comply with these requirements in order to market our products in these jurisdictions. In addition, the trend in countries around the world toward more stringent regulatory requirements for product clearance, changing reimbursement models, and more rigorous inspection and enforcement activities has generally caused or may cause us and other medical device manufacturers to experience more uncertainty, delay, risk and expense, including the E.U.'s enactment of the Medical Devices Regulation. We expect that the international regulatory environment will continue to evolve, which could impact our ability to obtain approvals for our products in those jurisdictions, and thereby have a material impact on our business. Further, any significant changes in the competitive, political, legal, regulatory, reimbursement or economic environment where we conduct international operations may have a material impact on our business, financial condition, results of operations or cash flows.

Health care policy changes on both the federal and state levels may have a material adverse effect on us. In response to perceived increases in health care costs in recent years, there have been and continue to be proposals by the federal government, state governments, regulators, and third-party payers to control these costs and, more generally, to reform the U.S. health care system. Certain of these proposals could limit the prices we are able to charge for our products or the amounts of reimbursement available for our products and could limit the acceptance and availability of our products. The adoption of some or all of these proposals could have a material adverse effect on our financial position, results of operations or cash flows. In addition, the U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, contains provisions that could have a material impact on our business. Among other provisions, this legislation imposes a 2.3% excise tax on all U.S. medical device sales. Late in 2015, Congress enacted legislation that suspended the excise tax for calendar years 2016 and 2017, and in January 2018, Congress enacted legislation that further suspended the excise tax until calendar year 2020. During fiscal 2016 and 2015, our total excise tax incurred was $2,035 and $4,369, respectively, which decreased our gross profit by such amounts. Furthermore, we have been required to commit significant resources to “Sunshine Act” compliance. In addition, various healthcare reform proposals have also emerged at the state level. We cannot predict with certainty what healthcare initiatives, if any, will be implemented at the state level, or what the ultimate effect of federal healthcare reform or any future legislation or regulation may have on us or on our customers’ purchasing decisions regarding our products and services.

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

Competition from lower cost manufacturing facilities such as those located in China, Southeast Asia and certain locations within North America could result in a reduction in our net sales of healthcare disposable products due to reduced average selling prices or our customers no longer purchasing certain products from us. Despite expensive shipping costs, quality concerns, sustainability issues and other matters, some of our competitors manufacture certain healthcare disposable products in lower cost locations such as China, Southeast Asia and certain locations within North America. Although we believe the quality of our healthcare disposable products, which are generally produced in the United States, are superior, our sales in the future may be adversely affected by either loss of sales or reductions in the prices of our products as a result of this lower cost competition. Price erosion resulting from lower cost competition did not have a material adverse impact on our business during fiscal 2018, but no assurance can be given that we will not face increased competition in the future.

We are subject to extensive government regulation, which may delay or prevent new product introduction and subject us to citations, fines and other regulatory actions. Our operations are subject to extensive regulation by governmental and private agencies in both the United States and in other countries where we do business. In the United States, our products and services are regulated by the FDA and other regulatory authorities. In many foreign countries, sales of our products are subject to extensive

(dollar amounts in thousands except share and per share data or as otherwise specified) 14

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

regulations that may or may not be comparable to those of the FDA. In Europe, our products are regulated primarily by country and community regulations of those countries within the European Economic Area and must conform to the requirements of those authorities. The regulatory agencies regulate the testing, manufacturing, recordkeeping, storage, packaging, labeling, marketing, distribution, marketing, reporting, safety and import and export of medical supplies and devices. Certain international regulatory bodies also impose import restrictions, tariff regulations, duties and tax requirements. In general, unless an exemption applies, a medical device or product or service must receive regulatory approval or clearance before it can be marketed or sold. Delays in agency review can significantly delay new product introduction and may result in a product becoming “dated” or losing its market opportunity before it can be introduced. In addition, the FDA and other agency clearances generally are required before we can make significant modifications to existing products or market new claims or uses for existing products. The FDA also has the authority to require a recall or modification of products in the event of a defect or other issues. The process of obtaining marketing clearances and approvals from regulatory agencies for new products (or modifications to, or additional claims or uses for, existing products) can be time consuming and expensive. There is no assurance that clearances or approvals will be granted or that agency review will not involve delays that would adversely affect our ability to commercialize our products. During the past several years, the FDA, in accordance with its standard practice, has conducted a number of inspections of our manufacturing facilities to ensure compliance with regulatory standards relating to our testing, manufacturing, storage and packaging of products. On occasion, following an inspection, the FDA has called our attention to certain “Good Manufacturing Practices” compliance deficiencies. If we fail to meet QSRs or violate applicable FDA, EPA or other laws or regulations or if any of our medical devices are found to be ineffective or pose an unreasonable health risk, or if we fail to adequately correct violations or comply with requests by regulatory agencies, we could be subject to reports or warning letters, citations and fines as well as additional regulatory action including an order to recall, replace, repair, or refund non-compliant medical devices, which may have material reputational and financial impacts. Further, regulatory agencies could detain or seize adulterated or misbranded medical devices, or ban such medical devices. The regulatory agencies may also impose operating restrictions, enjoin and/or restrain certain conduct resulting in violations of applicable law pertaining to medical devices, including a hold on approving new devices until issues are resolved to its satisfaction, and assess civil or criminal penalties against our officers, employees, or us. The regulatory agencies may also recommend prosecution to the DOJ. Federal, state and foreign regulations regarding the manufacture and sale of our products are subject to change. We cannot predict what impact, if any, such changes might have on our business. In addition, there can be no assurance that regulation of our products will not become more restrictive in the future and that any such development would not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Compliance with international laws and regulations, import and export limitations, anti-corruption laws, and exchange controls may be difficult, burdensome and expensive. We are subject to compliance with various laws and regulations, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar anti-bribery laws, which generally prohibit companies and their intermediaries from making bribes or other improper payments to officials for the purpose of obtaining or retaining business. We are also subject to limitations on trade with persons in sanctioned countries. Our growing exposure to international markets increase the inherent risks of encountering such issues. While our employees, distributors and agents are required to comply with these laws, no assurance can be given that our training and internal policies and procedures will always protect us from violations of these laws, despite our commitment to legal compliance and corporate ethics. The failure to comply with these laws and regulations could subject us to severe fines and penalties material in scope.

Our operations, products and services expose us to the risk of environmental, health and safety liabilities, costs and violations that could adversely affect our reputation and financial results. In the ordinary course of certain of our manufacturing processes, we use various chemicals and other regulated substances. Our operations, products and services are subject to environmental laws and regulations, which impose limitations on the discharge of pollutants into the environment and establish standards for the use, generation, treatment, storage and disposal of hazardous and non-hazardous wastes. Although we are not aware of any material claims involving violation of environmental or occupational health and safety laws or regulations, there can be no assurance that such a claim may not arise in the future, which could have a material adverse effect on us. We must also comply with various health and safety regulations in the United States and abroad in connection with our operations. We can give no assurance that our environmental, health and safety compliance programs have been or will at all times be effective. Failure to comply with any of these laws and regulations could result in civil and criminal, monetary and non-monetary penalties and damage to our reputation. In addition, we cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws and regulations will not exceed our estimates or adversely affect our financial condition, results of operations or cash flows. In addition, we may incur costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. We are also from time to time party to personal injury or other claims brought by private parties alleging injury due to the presence of or exposure to hazardous substances. We may also become subject to additional remedial, compliance or personal injury costs due to future events such as changes in existing laws or regulations, changes in agency direction or enforcement policies, developments in remediation technologies, changes in the conduct of our operations and changes in accounting rules. We cannot assure you that any liabilities arising from past or future releases of, or exposures to, hazardous substances will not adversely affect our reputation or adversely affect our business, financial condition, results of operations or cash flows.

(dollar amounts in thousands except share and per share data or as otherwise specified) 15

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

Healthcare cost containment pressures and legislative or administrative reforms resulting in restrictive reimbursement practices of third-party payors or preferences for alternate therapies could decrease the demand for our products, the prices which customers are willing to pay for those products and the number of procedures performed using our devices, which could have an adverse effect on our business, financial condition, results of operations or cash flows. Many of our products are purchased by hospitals, physicians and other healthcare providers that typically bill various third-party payors, including governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care programs, for the healthcare services provided to their patients. The ability of customers to obtain appropriate reimbursement for (or associated with) their products and services from private and governmental third-party payors is critical to the success of medical device companies. The availability of reimbursement affects which products customers purchase and the prices they are willing to pay. Reimbursement varies from country to country and can significantly impact the acceptance of new products and services. Even if we offer a promising new product, we may find limited demand for the product unless reimbursement approval is obtained from private and governmental third-party payors for such product (or associated with its use). Further legislative or administrative reforms to the reimbursement systems in the United States and foreign countries in a manner that significantly reduces reimbursement for procedures using our medical devices or denies coverage for those procedures, including price regulation, competitive pricing, coverage and payment policies, comparative effectiveness of therapies, technology assessments and managed-care arrangements, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Currency fluctuations and trade barriers could adversely affect our results of operations. A portion of our products in all of our business segments are exported to and imported from a variety of geographic locations, and our business could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rates of exchange of various currencies, tariff increases and import and export restrictions, affecting all of such geographies including but not limited to the United States, Canada, the European Union, the United Kingdom, Australia, and Asia. Changes in the value of the Euro, British Pound, Canadian dollar, Australian dollar, Singapore dollar, Chinese Renminbi and Sri Lankan Rupee against the U.S. dollar affect our results of operations because certain cash bank accounts, accounts receivable and liabilities of Cantel and its subsidiaries are denominated and ultimately settled in U.S. dollars, Euros, British Pounds, Canadian dollars, Australian dollars, Singapore dollars, Chinese Renminbi or Sri Lanka Rupees, but must be converted into each entity’s functional currency. Furthermore, the financial statements of our Italy, the Netherlands, United Kingdom, Canada, Australia, China and Sri Lanka subsidiaries are translated using the accounting policies described in Note 2 to our consolidated financial statements in Part II, Item 8 of this report, and therefore are impacted by changes in the Euro, British Pound, Canadian dollar, Australian dollar, Chinese Renminbi and Sri Lankan Rupee exchange rates relative to the U.S. dollar.

We may be exposed to product liability claims resulting from the use of products we sell and distribute. Our sales and distribution of products may expose us to product liability claims. We maintain product liability insurance, which we believe is adequate for our businesses. However, there can be no assurance that insurance coverage for these risks will continue to be available or, if available, that it will be sufficient to cover potential claims or that the present level of coverage will continue to be available at a reasonable cost. A partially or completely uninsured successful claim against us could have a material adverse effect on us. In addition, we may not have insurance covering claims of emotional harm or mental distress related to our products or services when not associated with physical injury. This could result in our incurring significant uninsured damages.

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

Breaches of our information technology systems could have a material adverse effect on our operations. We rely on information technology systems to process, transmit, and store electronic information in our day-to-day operations and install certain software systems on our customers' networks. Our information technology systems have been subjected to computer viruses, or other malicious codes, and cyber or phishing attacks. Although past attacks did not have a significant adverse impact on our business, these types of attacks could result in our intellectual property and other confidential information being lost or stolen, disruption of our operations, or other negative consequences, such as increased costs for security measures or remediation costs, diversion of management attention and adverse impact on our relationships with vendors and customers. Such attacks could also impact our customers' networks. Cyber attacks are becoming more sophisticated and frequent and the techniques used in such attacks change rapidly. While we have made investments seeking to address these threats, including monitoring of networks and systems, hiring of experts, employee training and security policies for employees and third-party providers, the techniques used in these attacks change frequently and may be difficult to detect for periods of time and we may face difficulties in anticipating and implementing

(dollar amounts in thousands except share and per share data or as otherwise specified) 16

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

adequate preventative measures. If our IT systems are damaged or cease to function properly, the networks or service providers we rely upon fail to function properly, or we or one of our third-party providers suffer a loss or disclosure of our business or stakeholder information due to any number of causes ranging from catastrophic events or power outages to improper data handling or security breaches and our business continuity plans do not effectively address these failures on a timely basis, we may be exposed to reputational, competitive and business harm as well as litigation and regulatory action. There can be no assurances that our protective measures will prevent future attacks that could have a significant impact on our business.

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

(dollar amounts in thousands except share and per share data or as otherwise specified) 17

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

Location	Owned/Leased	Purpose	Square Footage	Segment
Plymouth, MN	Owned	Executive, administrative, sales and marketing and research staff	159,000	Endoscopy, Dialysis, Water Purification and Filtration
Plymouth, MN	Owned	Executive, administrative and sales staff, research, manufacturing and warehousing	110,000	Endoscopy, Dialysis, Water Purification and Filtration
Pomezia, Italy	Owned	Manufacturing, warehousing and administrative offices	108,000	Endoscopy
Plymouth, MN	Owned	Manufacturing, warehousing and vacant land	65,000	Endoscopy, Dialysis, Water Purification and Filtration
Hauppauge, NY	Owned	Executive, administrative and sales staff, manufacturing and warehousing	65,000	Healthcare Disposables
Conroe, TX	Owned	Manufacturing, warehousing and administrative, sales and other staff	60,000	Endoscopy
Hauppauge, NY	Leased	Warehousing	52,000	Healthcare Disposables
Sharon, PA	Leased	Manufacturing and warehousing	50,000	Healthcare Disposables
Southend-on-Sea, England	Owned	Manufacturing, warehousing and administrative offices	49,500	Endoscopy
Pomezia, Italy	Owned	Manufacturing, warehousing and administrative offices	48,000	Endoscopy
Plymouth, MN	Leased	Warehousing	44,000	Water Purification and Filtration
Plymouth, MN	Owned	Manufacturing, warehousing, administrative and sales staff	43,000	Water Purification and Filtration
Lawrenceville, GA	Leased	Manufacturing and warehousing	41,000	Healthcare Disposables
Rush, NY	Owned	Manufacturing, warehousing and administrative, sales and other staff	38,000	Healthcare Disposables
Phoenix, AZ	Leased	Manufacturing, administrative offices and warehousing	37,000	Healthcare Disposables
Gersthofen, Germany	Leased	Manufacturing, administrative offices and warehousing	35,000	Endoscopy
Santa Fe Springs, CA	Leased	Manufacturing and warehousing	32,000	Healthcare Disposables
Heerlen, the Netherlands	Leased	Sales and service offices, warehouse and distribution hub	26,000	All segments
Lowell, MA	Leased	Sales and administrative offices, manufacturing, warehousing and regeneration plant	26,000	Water Purification and Filtration
Skippack, PA	Leased	Sales and administrative offices, manufacturing, warehousing and regeneration plant	23,000	Water Purification and Filtration
Burlington, Ontario	Leased	Sales and administrative offices, research and engineering, manufacturing and warehousing	22,000	Water Purification and Filtration
Cuba, NY	Leased	Administrative offices, manufacturing, warehousing and laboratory	19,000	Healthcare Disposables
Conroe, TX	Leased	Executive, sales and finance offices, research and development, training	18,000	Endoscopy
Ridgeland, MS	Leased	Warehousing, administrative offices and regeneration plan	16,000	Water Purification and Filtration
Markham, Ontario	Leased	Administrative offices, manufacturing, and warehousing	16,000	Water Purification and Filtration
Mebane, NC	Leased	Administrative offices and warehousing	16,000	Water Purification and Filtration
Buena Park, CA	Owned	Warehousing and regeneration plan	14,000	Water Purification and Filtration
Conroe, TX	Owned	Manufacturing and vacant land	12,000	Endoscopy

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

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

Fiscal Year Ended July 31, 2018	HIGH	LOW
First Quarter	$99.27	$73.30
Second Quarter	115.82	96.32
Third Quarter	121.26	103.06
Fourth Quarter	129.78	91.26
Fiscal Year Ended July 31, 2017
First Quarter	$81.39	$68.19
Second Quarter	85.85	69.37
Third Quarter	85.31	71.41
Fourth Quarter	81.02	70.19

On August 31, 2018, we had 363 record holders of common stock. A number of such holders of record are brokers and other institutions holding shares of common stock in “street name” for more than one beneficial owner.

The following table represents information with respect to purchases of common stock made by the Company during the fourth quarter of fiscal 2018:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be under the plan or programs
May 1 - May 31	2,197	(1)	$124.47	—	—
June 1 - June 30	3,888	(1)	$128.69	—	—
July 1 - July 31	858	(1)	$97.56	—	—
	6,943	(1)	$123.51	—	—
_______________________________________________

(1)
The Company does not currently have a share repurchase program. All of the shares purchased during the fourth quarter of fiscal 2018 represent shares surrendered to the Company to pay employee withholding taxes due upon the vesting of restricted stock.

Dividends

During fiscal 2018, we paid semi-annual cash dividends of $0.085 per share that totaled $0.17 per outstanding share of common stock, that was paid on each of January 31, 2018 and July 31, 2018. During fiscal 2017, we paid semi-annual cash dividends totaling $0.14 per outstanding share of common stock, of which $0.07 per share was paid on each of January 27, 2017 and July 27, 2017. Future declaration of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors. However, it is our current expectation that semi-annual cash dividends of at least $0.085 per common share will continue to be paid in the foreseeable future.

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total returns of the Russell 2000 index and the Dow Jones U.S. Health Care Equipment & Services index over the same period (assuming an investment of $100 in our common stock and in each of the indexes on July 31, 2013, and where applicable, the reinvestment of all dividends).

Comparison of 5 Year Cumulative Total Return
Among Cantel Medical Corp. Common Stock, the Russell 2000 Index
and the Dow Jones U.S. Health Care Equipment & Services Index

	July 31,
	2013	2014	2015	2016	2017	2018
Cantel Medical Corp.(1)	$100.00	$126.66	$207.75	$253.92	$281.94	$352.85
Russell 2000 Index	$100.00	$108.56	$121.62	$121.62	$144.06	$171.05
Dow Jones U.S. Health Care Equipment & Services Index	$100.00	$118.42	$155.16	$164.17	$189.85	$237.50
________________________________________________

(1)	$100 invested on July 31, 2013 in Cantel Medical Corp.'s common stock or index, including reinvestment of dividends. Indexes are calculated on month-end basis.

(dollar amounts in thousands except share and per share data or as otherwise specified) 20

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

Item 6. Selected Consolidated Financial Data.

	July 31,
Consolidated Statements of Income Data	2018	2017	2016	2015	2014
Net sales	$871,922	$770,157	$664,755	$565,004	$488,749
Cost of Sales	457,951	402,997	355,569	311,537	275,450
Gross profit	413,971	367,160	309,186	253,467	213,299

Income from operations	121,664	110,410	97,251	80,761	70,928
Interest expense, net	5,289	4,303	3,320	2,364	2,317
Other income	(1,138)	(126)	—	—	—
Loss on sale of business	—	—	—	2,206	—
Income before income taxes	117,513	106,233	93,931	76,191	68,611
Income taxes	26,472	34,855	33,978	28,238	25,346
Net income	$91,041	$71,378	$59,953	$47,953	$43,265
Earnings per share data:
Weighted average basic shares outstanding	41,567,722	41,468,487	41,344,013	41,139,467	40,751,629
Weighted average diluted shares outstanding	41,635,078	41,542,765	41,390,194	41,202,600	40,911,314
Basic earnings per common share	$2.18	$1.71	$1.44	$1.16	$1.05
Diluted earnings per common share	$2.18	$1.71	$1.44	$1.15	$1.04
Dividends per common share	$0.17	$0.14	$0.12	$0.10	$0.09

Other Financial Data
Net cash provided by operating activities	$125,912	108,193	$80,268	$59,070	$64,272
Capital expenditures	37,698	27,065	18,889	12,760	13,541
Acquisition of businesses, net of cash acquired	87,488	70,044	94,528	43,567	33,547
Depreciation	17,473	15,045	11,989	10,692	8,245
Amortization	17,357	18,407	13,095	13,265	10,641

Consolidated Balance Sheets Data
Cash and cash equivalents	$94,097	$36,584	$28,367	$31,720	$31,781
Total assets	963,708	786,373	694,532	584,031	536,145
Working capital	203,460	150,592	126,407	117,737	97,410
Long-term debt	187,302	126,000	116,000	78,500	80,500
Stockholders' equity	608,867	523,932	454,370	406,633	365,246

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

Overview

Cantel is a leading provider of infection prevention and control products and services in the healthcare market, specializing in the following reportable segments: Endoscopy, Water Purification and Filtration, Healthcare Disposables and Dialysis. Most of our equipment, consumables and supplies are used to help prevent the occurrence or spread of infections. We operate our four operating segments through wholly-owned subsidiaries in the United States and internationally.

(dollar amounts in thousands except share and per share data or as otherwise specified) 21

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

Fiscal 2018 Highlights
Some of our key financial results for fiscal 2018 compared with fiscal 2017 were as follows:

•	Net sales increased by 13.2% to $871,922 from $770,157, with organic sales growth of 8.4%,

•	Net income increased by 27.5% to $91,041 from $71,378,

•	Non-GAAP net income increased by 20.3% to $104,346 from $86,740,

•	Diluted EPS increased by 27.6% to $2.18 from $1.71,

•	Non-GAAP diluted EPS increased by 20.6% to $2.51 from $2.08, and

•	Adjusted EBITDAS increased by 10.8% to $178,270 from $160,942.
See Non-GAAP Financial Measures below.

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted wide-ranging tax legislation, the Tax Cuts and Jobs Act (the “2017 Tax Act”). The 2017 Tax Act, among other provisions, lowered the applicable U.S. federal statutory income tax rate from 35% to 21% and implemented the imposition of a one-time transition tax on previously deferred foreign earnings. All of the undistributed earnings of our foreign subsidiaries are deemed repatriated and considered previously taxed income (“PTI”.) We continue to be indefinitely reinvested and continue to evaluate our assertion of certain legal entities. Accounting Standards Codification (“ASC”) 740 requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted, including the revaluation of deferred income tax assets and liabilities. During fiscal 2018 we recorded a favorable benefit of $8,657 related to a revaluation of our deferred tax assets and liabilities as a result of the 2017 Tax Act. See Non-GAAP Financial Measures below.

Legal Matter

In May 2017, Cantel Medical (UK) Limited and Cantel (UK) Limited filed a lawsuit in the UK High Court of Justice against ARC Medical Design Limited (“ARC”) seeking a judgment of invalidity on two of ARC’s patents and additionally/alternatively a declaration of non-infringement of our AmplifEYETM Endoscopic device. ARC filed counterclaims alleging that the AmplifEYETM device infringed the two patents as well as registered community design marks and unregistered design rights that ARC had in its EndocuffTM and Endocuff VisionTM devices. In February 2018, the trial judge entered a judgment in favor of ARC, and we decided not to appeal the decision. We entered into a settlement agreement with ARC in March 2018 under which we agreed not to make, use, sell or offer to sell the AmplifEYETM device in the European Union until ARC’s rights expire, and reimbursed ARC for a portion of their legal costs. During fiscal 2018, we recorded $2,608 of litigation costs associated with this matter.

Cybersecurity

We have established an enterprise risk management committee to monitor and escalate enterprise level issues, including cybersecurity matters, to the appropriate management levels within our organization and to members of our Board of Directors as appropriate. Utilizing an escalation framework, our enterprise risk management committee and internal auditor are charged with reviewing cybersecurity risks and incidents for potential financial, operational, and reputational risks. Matters determined to present potential material impacts to our financial results, operations or reputation are reported by management to the chair of our Audit Committee. In addition, the enterprise risk committee is charged with ensuring that management responsible for overseeing the effectiveness of disclosure controls is informed in a timely manner of known cybersecurity risks and incidents that may materially impact our operations so that timely public disclosure can be made as appropriate.

Our directors and executive officers are subject to our Securities Trading Policy, which is designed to facilitate compliance with insider trading laws and governs transactions in our common stock and related derivative securities. Our Stock Trading Policy designates certain blackout periods, dictated by our financial quarters and the release of financial results, during which trading is restricted for individuals in information-sensitive positions, including directors and executive officers. Our Stock Trading Policy also expressly restricts trading at any time while in possession of material non-public information, and permits designated officers to impose additional blackout periods. Cybersecurity risks are one of several matters that may be deemed material information under our Stock Trading Policy, and therefore form the basis of restricting participation in the market outside of a blackout period, or for designating a blackout period.

(dollar amounts in thousands except share and per share data or as otherwise specified) 22

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

Acquisitions

Post-Fiscal 2018

On August 1, 2018, we acquired certain net assets of Stericycle Inc. related to its controlled environmental solutions business (“CES business”) for total cash consideration, excluding acquisition-related costs, of $17,000. The CES business is a leading provider of testing and certification, environmental monitoring and decontamination services for clean rooms and other controlled environments to ensure safety, regulatory compliance and quality control, and will be included in our Water Purification and Filtration segment.

Fiscal 2018

On March 21, 2018, we purchased all of the issued and outstanding stock of Aexis Medical for total consideration, excluding acquisition-related costs, of $21,600, consisting of $20,308 of cash consideration (net of cash acquired), plus contingent consideration ranging from zero to a maximum of $1,850, which is payable upon the achievement of certain purchase order targets through March 21, 2020. Aexis Medical specializes in advanced software solutions focused on the tracking and monitoring of instrument reprocessing for hospitals and healthcare professionals, and is included in our Endoscopy segment.

On August 23, 2017, we purchased all of the issued and outstanding stock of BHT Hygienetechnik Holding GmbH (“BHT Group”), a leader in the German market in automated endoscope reprocessing and related equipment and services, for total cash consideration, excluding acquisition related costs, of $60,216. The BHT Group consists of a portfolio of high-quality automatic endoscope reprocessors, advanced endoscope storage and drying cabinets (products globally distributed by our Company prior to the acquisition under an agreement with BHT Group), washer-disinfectors for central sterile applications, associated technical service and parts as well as flexible endoscope repair services. BHT Group is included in our Endoscopy segment.
See Note 3 to our consolidated financial statements in Part II, Item 8 of this report.

Results of Operations

The following table gives information as to the percentages of net sales represented by selected items reflected in our consolidated statements of income.

	Year Ended July 31						Percentage Change
Statement of income data	2018		2017		2016		2018 / 2017	2017 / 2016
Net sales	$871,922	100.0%	$770,157	100.0%	$664,755	100.0%	13.2%	15.9%
Cost of sales	457,951	52.5%	402,997	52.3%	355,569	53.5%	13.6%	13.3%
Gross profit	413,971	47.5%	367,160	47.7%	309,186	46.5%	12.7%	18.8%

Selling	129,642	14.9%	116,113	15.1%	99,062	14.9%	11.7%	17.2%
General and administrative	138,019	15.8%	122,270	15.9%	97,463	14.7%	12.9%	25.5%
Research and development	24,646	2.8%	18,367	2.4%	15,410	2.3%	34.2%	19.2%
Total operating expenses	292,307	33.5%	256,750	33.4%	211,935	31.9%	13.8%	21.1%

Income from operations	121,664	14.0%	110,410	14.3%	97,251	14.6%	10.2%	13.5%

Interest expense, net	5,289	0.6%	4,303	0.5%	3,320	0.5%	22.9%	29.6%
Other income	(1,138)	(0.1)%	(126)	—%	—	—%	—%	—%
Income before income taxes	117,513	13.5%	106,233	13.8%	93,931	14.1%	10.6%	13.1%
Income taxes	26,472	3.1%	34,855	4.5%	33,978	5.1%	(24.1)%	2.6%
Net income	$91,041	10.4%	$71,378	9.3%	$59,953	9.0%	27.5%	19.1%

(dollar amounts in thousands except share and per share data or as otherwise specified) 23

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

The following table gives information as to the net sales by reporting segment and geography, as well as the related percentage of such sales to the total net sales.

	Year Ended July 31,
Net sales by segment	2018		2017		2016
Endoscopy	$473,937	54.4%	$398,773	51.8%	$341,752	51.4%
Water Purification and Filtration	211,209	24.2%	196,446	25.5%	177,669	26.7%
Healthcare Disposables	155,180	17.8%	144,457	18.7%	112,584	17.0%
Dialysis	31,596	3.6%	30,481	4.0%	32,750	4.9%
Total net sales	$871,922	100.0%	$770,157	100.0%	$664,755	100.0%
Net sales by geography
United States	$643,744	73.9%	$599,657	77.9%	$515,055	77.4%
International	228,178	26.1%	170,500	22.1%	149,700	22.6%
Total net sales	$871,922	100.0%	$770,157	100.0%	$664,755	100.0%

The following table gives information as to the amount of income from operations, as well as income from operations as a percentage of net sales, for each of our reporting segments.

	Year Ended July 31,
Income from operations	2018		2017		2016
Endoscopy	$86,833	18.3%	$73,440	18.4%	$61,021	17.9%
Water Purification and Filtration	35,100	16.6%	33,159	16.9%	30,620	17.2%
Healthcare Disposables	31,707	20.4%	28,000	19.4%	24,486	21.7%
Dialysis	7,380	23.4%	8,154	26.8%	7,907	24.1%
Operating income by segment	161,020	18.5%	142,753	18.5%	124,034	18.6%
General corporate expenses	39,356	4.5%	32,343	4.2%	26,783	4.0%
Income from operations	$121,664	14.0%	$110,410	14.3%	$97,251	14.6%

Fiscal 2018 compared with Fiscal 2017

Net Sales

Total net sales increased by $101,765, or 13.2%, to $871,922 for fiscal 2018 from $770,157 for fiscal 2017. The 13.2% increase in net sales includes an increase of 8.4% in organic sales, an increase of 4.0% in net sales due to acquisitions and an increase of 0.8% due to foreign currency translation. International net sales increased by $57,678, or 33.8%, to $228,178 for fiscal 2018 from $170,500 for fiscal 2017. The 33.8% increase in international net sales consists of a 17.2% increase due to acquisitions, 12.7% organic sales growth and an increase of 3.9% due to foreign currency translation.

Endoscopy. Net sales increased by $75,164, or 18.8%, for fiscal 2018 compared with fiscal 2017, which consisted of 10.0% organic sales growth, a 7.4% increase due to acquisitions and an increase of 1.4% due to foreign currency translation. The increase in organic net sales was primarily due to volume increases in the United States and internationally for endoscopy procedure products, including storage cabinets and mobile medical carts, disinfectants and service due to the increased installed base of our endoscope reprocessing equipment.

Water Purification and Filtration. Net sales of water purification and filtration products and services increased by $14,763, or 7.5%, for fiscal 2018 compared with fiscal 2017. The increase was primarily due to increased demand for our water purification equipment and increased sales of our chemistries products. Foreign currency translation increased net sales by 0.3% for fiscal 2018.

Healthcare Disposables. Net sales of healthcare disposables products increased by $10,723, or 7.4%, for fiscal 2018 compared with fiscal 2017. The increase was primarily driven by our higher margin products such as sterility assurance and waterline disinfection products, as well as our branded products, and to a lesser extent, improved pricing.

Dialysis. Net sales of dialysis products and services increased by $1,115 or 3.7%, for fiscal 2018 compared with fiscal 2017. The increase was primarily due to the increase in sales volume for our domestic concentrate.

(dollar amounts in thousands except share and per share data or as otherwise specified) 24

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

Gross Profit

Gross profit increased by $46,811, or 12.7%, to $413,971 for fiscal 2018 from $367,160 for fiscal 2017. Gross profit as a percentage of net sales for fiscal 2018 and 2017 was 47.5% and 47.7%, respectively. Excluding the impact of acquisition-related and restructuring-related items, gross profit as a percentage of net sales for fiscal 2018 and 2017 was 47.8% and 47.7%, respectively.

The decrease in gross profit as a percentages of net sales for fiscal 2018 was primarily due to the reclassification of certain salary and benefit related costs that had previously been recorded in operating expenses into cost of sales and the dilutive effect of the BHT acquisition, partially offset by increased productivity and operational efficiencies. The reclassification negatively impacted gross profit as a percentage of net sales by approximately 0.7% for fiscal 2018.

Operating Expenses

Operating expenses as a percentage of net sales for fiscal 2018 and 2017 were 33.5% and 33.4%, respectively. As stated above, there was a reclassification of certain salary and benefit related costs that had previously been recorded in operating expenses into cost of sales, which positively impacted operating expenses as a percentage of net sales by approximately 0.7% for fiscal 2018.

Selling expenses increased by $13,529, or 11.7%, to $129,642 for fiscal 2018 from $116,113 for fiscal 2017. The increase was due to higher sales incentive compensation-related costs primarily in our Endoscopy segment, additional sales and marketing initiatives to expand into new markets (including international markets) and the inclusion of selling and marketing expenses of our recent acquisitions. Selling expenses as a percentage of net sales were 14.9% and 15.1% for fiscal 2018 and 2017, respectively.

General and administrative expenses increased by $15,749, or 12.9%, to $138,019 for fiscal 2018 from $122,270 for fiscal 2017. The increase was primarily due to incremental internal and external resources to support various growth initiatives and compliance requirements and higher acquisition-related items such as transaction and integration-related costs. General and administrative expenses were also negatively impacted by the fiscal 2018 settlement of a patent infringement matter. These cost increases were partially offset by a decrease in costs associated with the fiscal 2016 retirement of our former Chief Executive Officer. General and administrative expenses as a percentage of net sales were 15.8% and 15.9% for fiscal 2018 and 2017, respectively.

 Research and development expenses (which include continuing engineering costs) increased by $6,279, or 34.2%, to $24,646 for fiscal 2018 from $18,367 for fiscal 2017. The increase was primarily due to additional product development initiatives primarily in our Endoscopy segment. Research and development expenses as a percentage of net sales were 2.8% and 2.4% for fiscal 2018 and 2017, respectively.

Operating Income

Endoscopy. The Endoscopy segment’s operating income increased by $13,393, or 18.2%, for fiscal 2018 compared with fiscal 2017. The increase was primarily due to increased sales volume in the United States and internationally for our endoscopy products and services, as further explained above. This was partially offset by increases in acquisition-related and restructuring-related costs, litigation matters, sales commission expense and other compensation-related costs due to increased headcount. The settlement of a patent infringement matter affected operating income as a percentage of sales by approximately 0.5% for fiscal 2018.

Water Purification and Filtration. The Water Purification and Filtration segment’s operating income increased by $1,941, or 5.9%, for fiscal 2018 compared with fiscal 2017. The increase was primarily due to higher sales, partially offset by compensation-related costs, research and development costs and higher sales commission expense.

Healthcare Disposables. The Healthcare Disposables segment’s operating income increased by $3,707, or 13.2%, for fiscal 2018 compared with fiscal 2017. The increase was due to higher sales (primarily acquisition-related) and improved gross margins resulting from increased productivity and favorable mix, mostly offset by inventory adjustments, increased compensation-related costs and increased research and development.

Dialysis. The Dialysis segment’s operating income decreased by $774, or 9.5%, for fiscal 2018 compared with fiscal 2017. The decrease was primarily due to the shift to lower margin products, partially offset by higher net sales.

(dollar amounts in thousands except share and per share data or as otherwise specified) 25

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

General Corporate Expenses

General corporate expenses relate to unallocated corporate costs primarily related to executive management personnel as well as costs associated with certain facets of our acquisition program and being a publicly traded company. Such expenses increased by $7,013, or 21.7%, for fiscal 2018 from fiscal 2017. These increases were primarily due to the addition of internal and external resources to address our continued growth initiatives, compliance requirements and various restructuring-related activities. This was partially offset by a decrease in costs associated with the fiscal 2016 retirement of our former Chief Executive Officer.

Interest Expense, Net

Interest expense, net increased by $986, or 22.9%, to $5,289 for fiscal 2018 from $4,303 for fiscal 2017. The increase resulted from an increase in the average outstanding borrowings due to the funding of acquisitions.

Other Income

Other income of $1,138 for fiscal 2018 represents the favorable resolution of the contingent liability associated with a previous acquisition.

Income Taxes

The consolidated effective tax rate decreased to 22.5% for fiscal 2018 from 32.8% for fiscal 2017. The decrease was attributed to the recording of the discrete net tax benefits associated with the $8,657 impact of the revaluation of our U.S. net deferred tax liabilities as a result of the 2017 Tax Act, which includes an adjustment to prior reported excess tax benefits as a result of the change in the U.S. federal statutory rate applicable to stock compensation. The decrease was partially offset by the recording of a $2,785 valuation allowance on deferred tax assets related to a previous acquisition.

As a result of the 2017 Tax Act, we revised our annual effective rate to reflect the change in the U.S. federal statutory rate by computing a tentative tax under both rates, and then prorating the tentative tax based on the number of days with and without the rate change to arrive at a blended tax rate of 26.9%. This blended rate was applied for fiscal 2018, and the new U.S. federal statutory rate of 21% will apply to fiscal 2019 and beyond.

Fiscal 2017 compared with Fiscal 2016

Net Sales

Total net sales increased by $105,402, or 15.9%, to $770,157 for fiscal 2017 from $664,755 for fiscal 2016. The 15.9% increase in net sales includes an increase of 11.0% in organic sales, an increase of 5.9% in sales due to acquisitions, partially offset by a decrease of 1.0% due to foreign currency translation. International net sales increased by $20,800, or 13.9%, to $170,500 for fiscal 2017 from $149,700 for fiscal 2016. The 13.9% increase in net sales consists of an increase of 9.2% in organic sales and an increase of 8.9% in net sales due to acquisitions, partially offset by a decrease of 4.2% due to foreign currency translation.

Endoscopy. Net sales of endoscopy products and services increased by $57,021, or 16.7%, for fiscal 2017 compared with fiscal 2016. The 16.7% increase in net sales consists of an increase of 15.0% in organic net sales and an increase of 3.5% in net sales due to acquisitions, partially offset by a decrease of 1.8% due to foreign currency translation. The increase in organic net sales was primarily due to volume increases in the United States and internationally for endoscopy procedure products, storage cabinets and mobile medical carts, and disinfectants and service due to the increased installed base of our endoscope reprocessing equipment. We expect net sales of disinfectants, service, filters and equipment accessories, most of which carry higher margins, to continue to benefit as the installed base of endoscope reprocessing equipment increases.

Water Purification and Filtration. Net sales of water purification and filtration products and services increased by $18,777, or 10.6%, for fiscal 2017 compared with fiscal 2016. The 10.6% increase in net sales was primarily due to an increase in demand for our water purification equipment.

Healthcare Disposables. Net sales of healthcare disposables products increased by $31,873, or 28.3%, for fiscal 2017 compared with fiscal 2016. The 28.3% increase in net sales consists of an increase of 23.9% in net sales due to acquisitions and an increase of 4.4% in organic net sales. The increase in organic net sales was driven by our higher margin products such as sterility assurance and waterline disinfection products, as well as our branded products.

(dollar amounts in thousands except share and per share data or as otherwise specified) 26

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

Dialysis. Net sales of dialysis products and services decreased by $2,269, or 6.9%, for fiscal 2017 compared with fiscal 2016, principally due to the decrease in demand for our sterilant product and reprocessing equipment, both internationally and in the United States, due to the continued market shift from reusable to single-use dialyzers.

Gross Profit

Gross profit increased by $57,974, or 18.8%, to $367,160 for fiscal 2017 from $309,186 for fiscal 2016. Gross profit as a percentage of net sales for fiscal 2017 and 2016 was 47.7% and 46.5%, respectively. Excluding the impact of acquisition-related items, gross profit as a percentage of net sales for fiscal 2017 and 2016 was 47.7% and 46.6%, respectively.

The increase in gross profit as a percentages of net sales for fiscal 2017 was primarily attributable to favorable sales mix due to increases in sales volume of certain higher margin products, such as our endoscopy procedure products and disinfectants in our Endoscopy segment and sterility assurance and waterline disinfection products in our Healthcare Disposables segment, lower manufacturing costs primarily due to cost control initiatives, increased plant productivity due to increased sales volume and the favorable impact of the suspension of the U.S. medical device excise tax, partially offset by an increase in net sales of lower margin capital equipment primarily in our Water Purification and Filtration segment and increased warranty charges primarily relating to our water purification equipment.

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

Operating Expenses

Selling expenses increased by $17,051, or 17.2%, to $116,113 for fiscal 2017 from $99,062 for fiscal 2016. Selling expenses increased primarily due to higher commission expense relating to increased net sales in our Endoscopy segment, increased sales and marketing initiatives to expand into new markets, including international markets, and to gain or maintain market share by hiring and training additional sales and marketing personnel, the inclusion of selling and marketing expenses of acquisitions, and an increase in salary and incentive compensation costs. Selling expenses as a percentage of net sales were 15.1% and 14.9% for fiscal 2017 and 2016, respectively.

General and administrative expenses increased by $24,807, or 25.5%, to $122,270 for fiscal 2017 from $97,463 for fiscal 2016. General and administrative expenses increased primarily due to increases in compensation related costs, including stock-based compensation, the addition of internal and external resources to address various growth initiatives and compliance requirements, an increase in amortization expense related to recent acquisitions and various restructuring-related activities. This was partially offset by lower acquisition related items such as transaction and integration-related charges and fair value adjustments. General and administrative expenses as a percentage of net sales were 15.9% and 14.7% for fiscal 2017 and 2016, respectively.

 Research and development expenses (which include continuing engineering costs) increased by $2,957, or 19.2%, to $18,367 for fiscal 2017 from $15,410 for fiscal 2016. The increase was primarily due to additional product development initiatives primarily in our Endoscopy segment, including projects relating to recent acquisitions. Research and development expenses as a percentage of net sales were 2.4% and 2.3% for fiscal 2017 and 2016, respectively.

Operating Income

Endoscopy. The Endoscopy segment’s operating income increased by $12,419, or 20.4%, for fiscal 2017 compared with fiscal 2016, primarily due to favorable product mix and increased sales volume in the United States and internationally for our endoscopy products and services, as further explained above and the impact of our recent acquisitions, partially offset by increased compensation-related costs and investments in our sales team and other selling initiatives.

Water Purification and Filtration. The Water Purification and Filtration segment’s operating income increased by $2,539, or 8.3%, for fiscal 2017 compared with fiscal 2016, primarily as a result of higher sales, partially offset by increased compensation-related costs, higher commission expenses, and lower margins due to increased bad debt and warranty expenses.

Healthcare Disposables. The Healthcare Disposables segment’s operating income increased by $3,514, or 14.4%, for fiscal 2017 compared with fiscal 2016, primarily due to the sales impact of our recent acquisition and favorable product mix of

(dollar amounts in thousands except share and per share data or as otherwise specified) 27

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

both core and acquired products. This was partially offset by increased salary and incentive compensation costs, the hiring of additional sales personnel and commission expense associated with our recent acquisition.

Dialysis. The Dialysis segment’s operating income increased by $247, or 3.1%, for fiscal 2017 compared with fiscal 2016, primarily due to cost control initiatives, partially offset by lower net sales, as further explained above.

General Corporate Expenses

General corporate expenses relate to unallocated corporate costs primarily related to executive management personnel as well as costs associated with certain facets of our acquisition program and being a publicly traded company. Such expenses increased by $5,560, or 20.8% for fiscal 2017 compared with fiscal 2016, primarily due to various restructuring-related and business optimization activities, the addition of internal and external resources to address various growth initiatives and compliance requirements and increases in compensation-related costs, including stock-based compensation expense, partially offset by a decrease in costs associated with the retirement of our former Chief Executive Officer in fiscal 2016.

Interest expense. net

Interest expense, net increased by $983 to $4,303 for fiscal 2017 from $3,320 for fiscal 2016, as a result of an increase in the average outstanding borrowings due to the funding of acquisitions.

Income Taxes

The consolidated effective tax rate decreased to 32.8% for fiscal 2017 from 36.2% for fiscal 2016, due to the favorable impact recording the excess tax benefits relating to stock awards as a result of the adoption of ASU 2016-09 on August 1, 2016 and the favorable impact in the current year from the retroactive application for the research and experimentation tax credit for fiscal 2016, 2015, and 2014 in Minnesota where our principal research and development activities occur. Additionally, the fiscal 2017 consolidated effective tax rate was negatively impacted by increased state tax expense due to expanded presence within various U.S. tax jurisdictions.

Non-GAAP Financial Measures

In evaluating our operating performance, we supplement the reporting of our financial information determined under generally accepted accounting principles in the United States (“GAAP”) with certain non-GAAP financial measures including (i) non-GAAP net income, (ii) non-GAAP earnings per diluted share (“EPS”), (iii) earnings before interest, taxes, depreciation, amortization, loss on disposal of fixed assets, and stock-based compensation expense (“EBITDAS”), (iv) adjusted EBITDAS, (v) net debt and (vi) organic sales. These non-GAAP financial measures are indicators of our performance that are not required by, or presented in accordance with, GAAP. They are presented with the intent of providing greater transparency to financial information used by us in our financial analysis and operational decision-making. We believe that these non-GAAP measures provide meaningful information to assist investors, stockholders and other readers of our consolidated financial statements in making comparisons to our historical operating results and analyzing the underlying performance of our results of operations. These non-GAAP financial measures are not intended to be, and should not be, considered separately from, or as an alternative to, the most directly comparable GAAP financial measures.

To measure earnings performance on a consistent and comparable basis, we exclude certain items that affect comparability of operating results and the trend of earnings. These adjustments are irregular in timing, may not be indicative of our past and future performance and are therefore excluded to allow investors to better understand underlying operating trends. The following are examples of the types of adjustments that are excluded: (i) amortization of purchased intangible assets, (ii) acquisition-related items, (iii) business optimization and restructuring-related charges, (iv) certain significant and discrete tax matters and (v) other significant items management deems irregular or non-operating in nature.

Amortization expense of purchased intangible assets is a non-cash expense related to intangibles that were primarily the result of business acquisitions. Our history of acquiring businesses has resulted in significant increases in amortization of intangible assets that reduce our net income. The removal of amortization from our overall operating performance helps in assessing our cash generated from operations including our return on invested capital, which we believe is an important analysis for measuring our ability to generate cash and invest in our continued growth.

Acquisition-related items consist of (i) fair value adjustments to contingent consideration and other contingent liabilities resulting from acquisitions, (ii) due diligence, integration, legal fees and other transaction costs associated with our acquisition program and (iii) acquisition accounting charges for the amortization of the initial fair value adjustments of acquired inventory

(dollar amounts in thousands except share and per share data or as otherwise specified) 28

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

and deferred revenue. The adjustments of contingent consideration and other contingent liabilities are periodic adjustments to record such amounts at fair value at each balance sheet date. Given the subjective nature of the assumptions used in the determination of fair value calculations, fair value adjustments may potentially cause significant earnings volatility that are not representative of our operating results. Similarly, due diligence, integration, legal and other acquisition costs associated with our acquisition program, including accounting charges relating to recording acquired inventory and deferred revenue at fair market value, can be significant and also adversely impact our effective tax rate as certain costs are often not tax-deductible. Since these acquisition-related items are irregular and often mask underlying operating performance, we exclude these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to past operating performance.

The 2017 Tax Act significantly revised U.S. tax law by, among other provisions, (a) lowering the applicable U.S. federal statutory income tax rate from 35% to 21%, (b) creating a partial territorial tax system that includes imposing a mandatory one-time transition tax on previously deferred foreign earnings, (c) creating provisions regarding the (1) Global Intangible Low Tax Income, (2) the Foreign Derived Intangible Income deduction, and (3) the Base Erosion Anti-Abuse Tax and (d) eliminating or reducing certain income tax deductions, such as interest expense, executive compensation expenses and certain employee expenses. During fiscal 2018, we recorded a favorable benefit related to a revaluation of our deferred tax assets and liabilities as a result of the 2017 Tax Act. Since the tax benefit is largely unrelated to our results and unrepresentative of our normal effective tax rate, we excluded the impact on net income and diluted EPS to arrive at our non-GAAP financial measures.

The portion of the excess tax benefits related to stock compensation which is recorded as a reduction of income tax expense at the time of settlement or vesting amounted to $2,173 and $2,241 in fiscal 2018 and 2017, respectively. The magnitude of the impact of excess tax benefits generated in the future, which may be favorable or unfavorable, are dependent upon our future grants of equity awards, our future share price on the date awards vest in relation to the fair value of awards on grant date and the exercise behavior of our stock option holders. Since these favorable tax benefits are largely unrelated to our results and unrepresentative of our normal effective tax rate, we excluded their impact on net income and diluted EPS to arrive at our non-GAAP financial measures.

During fiscal 2018, the Israeli Government notified us that they would forgive any future amounts due under a contingent obligation payable from a previous acquisition. As a result of this formal notification, we reduced the $1,138 contingent obligation payable to $0 during fiscal 2018, resulting in a gain through other income. Since this gain was irregular, we made an adjustment to our net income and diluted EPS to exclude this gain to arrive at our non-GAAP financial measures.

During fiscal 2018, we settled a patent infringement matter and also recorded an adjustment to another minor litigation matter in our consolidated financial statements. Since these costs are irregular and mask our underlying operating performance, we made an adjustment to our net income and diluted EPS to exclude such costs to arrive at our non-GAAP financial measures.

During fiscal 2018, we recorded a $2,785 valuation allowance on deferred tax assets related to a prior acquisition. Since this tax adjustment is related to acquired net operating losses and is not representative of our normal effective tax rate, we excluded its impact on net income and diluted EPS for fiscal 2018 to arrive at our non-GAAP financial measures.

During fiscal 2016, we announced the retirement plans of our former Chief Executive Officer and recorded the majority of the costs associated with his retirement in our consolidated financial statements. Since these costs are irregular and mask our underlying operating performance, we made an adjustment to our net income and diluted EPS to exclude such costs to arrive at our non-GAAP financial measures.

Tax legislation was enacted internationally that enabled us to record favorable tax benefits in fiscal 2016 relating to the 2015 calendar year. Since these favorable tax benefits were largely unrelated to fiscal 2016, we excluded its impact on net income and diluted EPS for fiscal 2016 for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current performance and a comparison to past performance.

Fiscal 2018

We made adjustments to net income and diluted EPS to exclude (i) amortization expense of purchased intangible assets, (ii) acquisition-related items, (iii) other business optimization and restructuring-related charges, (iv) litigation matter, (v) a loss on debt extinguishment, (vi) the resolution of the contingent liability associated with a previous acquisition, (vii) the excess tax benefits applicable to stock compensation, (viii) the establishment of a valuation allowance on deferred tax assets related to a prior acquisition and (ix) the net tax benefit associated with the estimated impact of the revaluation of our U.S. net deferred tax liabilities as a result of the 2017 Tax Act to arrive at our non-GAAP financial measures, non-GAAP net income and non-GAAP diluted EPS.

(dollar amounts in thousands except share and per share data or as otherwise specified) 29

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

Fiscal 2017

We made adjustments to net income and diluted EPS to exclude (i) amortization expense of purchased intangible assets, (ii) acquisition-related items, (iii) costs associated with the retirement of our former Chief Executive Officer, (iv) other business optimization and restructuring-related charges and (v) the excess tax benefits applicable to stock compensation to arrive at our non-GAAP financial measures, non-GAAP net income and non-GAAP diluted EPS.

Fiscal 2016

We made adjustments to net income and diluted EPS to exclude (i) amortization expense of purchased intangible assets, (ii) acquisition-related items, (iii) costs associated with the retirement of our former Chief Executive Officer and (iv) the favorable impact of tax legislation to arrive at our non-GAAP financial measures, non-GAAP net income and non-GAAP diluted EPS.

The reconciliations of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS were calculated as follows:

	July 31,
	2018		2017		2016
Net income/Diluted EPS, as reported	$91,041	$2.18	$71,378	$1.71	$59,953	$1.44
Intangible amortization, net of tax(1)	13,267	0.32	12,800	0.30	9,283	0.22
Acquisition-related items, net of tax(2)	2,835	0.07	1,533	0.04	2,290	0.06
CEO retirement costs, net of tax(1)	—	—	1,213	0.03	2,212	0.05
Business optimization and restructuring-related charges, net of tax(3)	4,658	0.11	2,057	0.05	—	—
Litigation matters, net of tax(1)	1,637	0.04	—	—	—	—
Loss on debt extinguishment, net of tax(4)	91	—	—	—	—	—
Resolution of contingent liability(5)	(1,138)	(0.03)	—	—	—	—
Excess tax benefit(6)	(2,173)	(0.05)	(2,241)	(0.05)	—	—
Tax valuation allowance(6)	2,785	0.07	—	—	—	—
Tax legislative changes(6)	(8,657)	(0.20)	—	—	(800)	(0.02)
Non-GAAP net income/Non-GAAP diluted EPS	$104,346	$2.51	$86,740	$2.08	$72,938	$1.75
________________________________________________

(1)	Amounts were recorded in general and administrative expenses.

(2)
In fiscal 2018, pre-tax acquisition-related items of $893 were recorded in cost of sales and $3,154 were recorded in general and administrative expenses. In fiscal 2017, pre-tax acquisition-related items of $353 were recorded in cost of sales and $2,094 were recorded in general and administrative expenses. In fiscal 2016, pre-tax acquisition-related items of $959 were recorded in cost of sales and $2,254 were recorded in general and administrative expenses.

(3)
In fiscal 2018, pre-tax restructuring-related items of $1,517 were recorded in cost of sales and $3,814 were recorded in general and administrative expenses. In fiscal 2017, pre-tax restructuring-related items of $3,284 were recorded in general and administrative expenses.

(4)	Amounts were recorded in interest expense, net.

(5)	Amounts were recorded in other income.

(6)	Amounts were recorded in income taxes.

We believe EBITDAS is an important valuation measurement for management and investors given the increasing effect that non-cash charges, such as stock-based compensation, amortization related to acquisitions and depreciation of capital equipment have on net income. In particular, acquisitions have historically resulted in significant increases in amortization of purchased intangible assets that reduce net income. Additionally, we regard EBITDAS as a useful measure of operating performance and cash flow before the effect of interest expense and is a complement to income from operations, net income and other GAAP financial performance measures.

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

(dollar amounts in thousands except share and per share data or as otherwise specified) 30

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

The reconciliations of net income to EBITDAS and adjusted EBITDAS were calculated as follows:

	July 31,
	2018	2017	2016
Net income, as reported	$91,041	$71,378	$59,953
Interest expense, net	5,289	4,303	3,320
Income taxes	26,472	34,855	33,978
Depreciation	17,473	15,045	11,989
Amortization	17,357	18,407	13,095
Loss on disposal of fixed assets	768	966	553
Stock-based compensation expense	9,615	8,844	8,361
EBITDAS	168,015	153,798	131,249
Acquisition-related items	4,047	2,447	3,213
CEO retirement costs(1)	—	1,937	3,487
Restructuring-related charges(2)	5,001	2,760	—
Litigation matters	2,345	—	—
Resolution of contingent liability	(1,138)	—	—
Adjusted EBITDAS	$178,270	$160,942	$137,949
________________________________________________

(1)
For comparative purposes, we have revised the amounts associated with CEO retirement costs for the twelve months ended July 31, 2017 to exclude stock-based compensation expense which was reported in "Stock-based compensation expense" above.

(2)	Excludes stock-based compensation expense.

We define net debt as long-term debt less cash and cash equivalents. Each of the components of net debt appears on our consolidated balance sheets. We believe that the presentation of net debt provides useful information to investors because we review net debt as part of our management of our overall liquidity, financial flexibility, capital structure and leverage.

	July 31,
	2018	2017	2016
Long-term debt (excluding debt issuance costs)	$200,000	$126,000	$116,000
Less cash and cash equivalents	(94,097)	(36,584)	(28,367)
Net debt	$105,903	$89,416	$87,633

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

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. Significant factors affecting the management of liquidity are cash flows generated from operating activities, capital expenditures, acquisitions of businesses and cash dividends. Cash provided by operating activities continues to be a primary source of funds. As necessary, we supplement operating cash flow with borrowings from our revolving credit facility to fund our acquisitions and related business activities.

Cash Flows

(dollar amounts in thousands except share and per share data or as otherwise specified) 31

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

Net Cash Provided by Operating Activities. Net cash provided by operating activities increased by $17,719 to $125,912 in fiscal 2018 from $108,193 in fiscal 2017, primarily due to the increase in net income (after adjusting for non-cash items) and the timing of receipts associated with accounts receivable and the timing of payments associated with accounts payable (both net of acquisitions). This was partially offset by an increase in prepaid expenses primarily due to a change in the timing of our annual insurance program. Net cash provided by operating activities increased by $27,925 to $108,193 in fiscal 2017 from $80,268 in fiscal 2016 primarily due to the increase in net income (after adjusting for non-cash items) and decreases in inventory levels (net of acquisitions), partially offset by decreases in accounts payable due to the timing of payments.

Net Cash Used in Investing Activities. Net cash used in investing activities increased by $28,124 to $125,186 in fiscal 2018 from $97,062 in fiscal 2017, primarily due to an increase in cash paid for acquisitions and by an increase in capital expenditures. Net cash used in investing activities decreased by $15,920 to $97,062 in fiscal 2017 from $112,982 in fiscal 2016, primarily due to a decrease in cash consideration paid for acquisitions, partially offset by an increase in capital expenditures. During fiscal 2018, 2017 and 2016, net cash used in investing activities included capital expenditures of $37,698, $27,065 and $18,889, respectively, which included expenditures for ERP software, building improvements and purchases of manufacturing and computer equipment.

Net Cash Provided by (used in) Financing Activities. Net cash provided by (used in) financing activities increased by $59,888 to $57,137 of cash provided in fiscal 2018 from $2,751 cash used in fiscal 2017. Net cash used in financing activities increased by $32,693 to $2,751 of cash used in fiscal 2017 from $29,942 of cash provided in fiscal 2016. The changes in net cash provided by (used in) financing activities were primarily due to the refinancing of our credit facility, resulting in $200,000 in term loan borrowings in fiscal 2018, and the net effect of borrowings and repayments under our revolving credit facility.

Dividends

For a discussion of our dividend policy, see the information set forth under the heading "Dividends" in Part II, Item 5 of this report.

Debt

On June 28, 2018, we entered into a Fourth Amended and Restated Credit Agreement (the “2018 Credit Agreement”). The Amended Credit Agreement refinances our credit facility under the Third Amended and Restated Credit Agreement (the “Existing Credit Agreement”) dated March 4, 2011, to include a $200,000 tranche A term loan and a $400,000 revolving credit facility. Subject to the satisfaction of certain conditions precedent, including the consent of the lenders, we may from time to time increase our borrowing capacity under the revolving credit facility or tranche A term loan by an aggregate amount not to exceed $300,000. The 2018 Credit Agreement expires on June 28, 2023. Additionally, subject to certain restrictions and conditions (i) any of our domestic or foreign subsidiaries may become borrowers and (ii) borrowings may occur in multi-currencies.

As of July 31, 2018, we had $200,000 of term loan A borrowings under the 2018 Credit Agreement. Subsequent to July 31, 2018, we utilized cash on hand from term loan A borrowings under our new credit facility to fund the $17,000 purchase price of the CES business acquisition.

Borrowings under the 2018 Credit Agreement bear interest at rates ranging from 0.00% to 1.00% above prime rate for base rate borrowings, or at rates ranging from 1.00% to 2.00% above the London Interbank Offered Rate (“LIBOR”), depending upon our “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2018 Credit Agreement (“Consolidated EBITDA”). The Amended Credit Agreement also provides for fees on the unused portion of the revolving credit facility at rates ranging from 0.20% to 0.35%, depending on our Consolidated Leverage Ratio.

We are in compliance with all financial and other covenants under the 2018 Credit Agreement. For further information regarding the 2018 Credit Agreement, including a description of affirmative and negative covenants, see Note 9 to our consolidated financial statements in Part II, Item 8 of this report.

Financing Needs

At July 31, 2018, our total long-term debt (excluding debt issuance costs) of $200,000, net of our cash and cash equivalents of $94,097, was $105,903. Stockholders' equity as of that date was $608,867. Our operating segments generate significant cash from operations. At July 31, 2018, we had a cash balance of $94,097, of which $30,041 was held by foreign subsidiaries. Our foreign cash is needed by our foreign subsidiaries for working capital purposes as well as for current international growth initiatives. Accordingly, our foreign unremitted earnings are considered indefinitely reinvested and unavailable for repatriation. We believe that our current cash position, anticipated cash flows from operations and the funds available under our 2018 Credit Agreement

(dollar amounts in thousands except share and per share data or as otherwise specified) 32

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

will be sufficient to satisfy our worldwide cash operating requirements for the foreseeable future based upon our existing operations, particularly given that we historically have not needed to borrow for working capital purposes. At September 27, 2018, approximately $400,000 was available under our 2018 Credit Agreement.

Inflation

Although overall inflation did not have a significant effect on our business, an increase in commodity prices can adversely affect our gross margin. Specifically, our businesses can be adversely impacted by rising fuel and oil prices and are heavily reliant on certain raw materials, such as chemicals, paper, resin, stainless steel and plastic components. From time to time, we experience price increases for raw materials. If we are unable to implement price increases to our customers, our gross margin could be adversely affected.

Compensation Agreements

We have previously entered into various severance contracts with our senior executives, including our corporate executive officers and certain of our subsidiary principal executive officers, which define certain compensation arrangements relating to various employment termination scenarios. Additionally, in March 2016 we entered into a succession plan agreement due to the planned retirement of our former Chief Executive Officer who was succeeded on July 31, 2016, but remained employed as a senior advisor until October 15, 2016. This succession plan agreement required payments to our former Chief Executive Officer which began in fiscal 2017 for transition-related services. The majority of those future payments were recorded in general and administrative expenses from March 17, 2016 through his October 15, 2016 retirement date.

Other Long-Term Obligations

Other long-term obligations include monies owed to the central bank of Italy related to a liability assumed as part of the International Medical Service S.r.l. acquisition in fiscal 2015 and deferred compensation arrangements for certain former Medivators directors and officers that is recorded in other long-term liabilities.

Commitments and Contractual Obligations

As of July 31, 2018, aggregate annual required payments over the next five years and thereafter under our contractual obligations that have long-term components are as follows:

	Year Ended July 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Maturity of the credit facility	$10,000	$10,000	$10,000	$10,000	$160,000	$—	$200,000
Expected interest payments under the credit facility	7,346	7,011	6,676	6,341	5,521	—	32,895
Minimum commitments under noncancelable operating leases	7,958	6,208	4,666	2,904	2,104	3,593	27,433
Compensation agreements	5,954	1,238	386	292	292	—	8,162
Contingent consideration	—	1,298	—	—	—	—	1,298
Other long-term obligations	385	619	128	18	—	—	1,150
Total contractual obligations	$31,643	$26,374	$21,856	$19,555	$167,917	$3,593	$270,938

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

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

Our significant accounting policies are described more fully in Note 2 to our consolidated financial statements in Part II, Item 8 of this report. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Revenue on product sales is recognized as products are shipped to customers and title passes. The passing of title is determined based upon the FOB terms specified for each shipment. With respect to endoscopy and dialysis products, shipment terms are generally FOB origin for common carrier and when our distribution fleet is utilized (except for one large customer in our Dialysis segment and several customers in our Endoscopy segment whereby all products are shipped FOB destination and include risk of loss provisions). With respect to water purification and filtration and healthcare disposable products, shipment terms may be either FOB origin or destination. Customer acceptance for the majority of our product sales occurs at the time of delivery. With respect to a portion of water purification and filtration and endoscopy product sales, equipment is sold as part of a system for which the equipment is functionally interdependent or the customer’s purchase order specifies “ship-complete” as a condition of delivery. Revenue recognition on such sales is deferred until all equipment has been delivered, or post-delivery obligations such as installation have been substantially fulfilled such that the products are deemed functional by the end-user. All shipping and handling fees invoiced to customers, such as freight, are recorded as revenue (and related costs are included within cost of sales) at the time the sale is recognized.

A portion of our endoscopy, water purification and filtration and dialysis sales are recognized as multiple element arrangements, whereby revenue is allocated to the equipment, installation and consumable components based upon vendor specific objective evidence, which includes comparable historical transactions of similar equipment, installation and consumables sold as stand-alone components. If vendor-specific objective evidence of selling price is not available, we allocate revenue to the elements of the bundled arrangement using the estimated selling price method in order to qualify the components as separate units of accounting. Revenue on the equipment and consumables components is recognized as the equipment or consumable is shipped to customers and title passes. Revenue on the installation component is recognized when the installation is complete.

Revenue on service sales is recognized when repairs are completed at the customer’s location or when repairs are completed at our facilities and the products are shipped to customers. With respect to certain endoscopy and water purification and filtration service contracts, service revenue is recognized on a straight-line basis over the contractual term of the arrangement.

None of our sales contain right-of-return provisions. Customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a small portion of our product sales in each segment. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis, healthcare disposables, water purification and filtration and endoscopy customers, rebates are provided. Such rebates, which consist primarily of volume rebates, are provided for as a reduction of sales at the time of revenue recognition, and amounted to $8,401, $6,291, and $5,944 in fiscal 2018, 2017, and 2016, respectively. Such allowances are determined based on estimated projections of sales volume for the entire rebate periods. If it becomes known that sales volume to customers will deviate from original projections, the rebate provisions originally established would be adjusted accordingly.

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

(dollar amounts in thousands except share and per share data or as otherwise specified) 34

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

Inventories

Inventories consist of raw materials, work-in-process and finished products which are sold in the ordinary course of our business and are stated at the lower of cost (first-in, first-out) or net realizable value. In assessing the value of inventories, we must make estimates and judgments regarding reserves required for product obsolescence, aging of inventories and other issues potentially affecting the saleable condition of products. In performing such evaluations, we use historical experience as well as current market information. With few exceptions, the saleable value of our inventories has historically been within management’s expectation and provisions established, however, rapid changes in the market due to competition, technology and various other factors could impact the saleable value of our inventories, resulting in the need for additional reserves.

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

While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results and cash flows (which management believes to be reasonable), discount rates based on our weighted average cost of capital and appropriate benchmark peer companies. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future sales and earnings forecasts. Subsequent changes in these assumptions and estimates could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results.

Long-Lived Assets

We evaluate the carrying value of long-lived assets including property, equipment and other assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An assessment is made to determine if the sum of the expected future non-discounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected non-discounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. Our historical assessments of our long-lived assets have not differed significantly from the actual amounts realized. However, the determination of fair value requires us to make certain assumptions and estimates and is highly subjective. On July 31, 2018, management concluded that no other events or changes in circumstances have occurred that would indicate that the carrying amount of our long-lived assets may not be recoverable.

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

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

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

Off-balance Sheet Arrangements

As of July 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

Refer to Note 2 to the consolidated financial statements in Part II, Item 8 of this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks arising principally from changes in interest rates and foreign currency.

Interest Rate Market Risk

With respect to interest rate risk, since our credit facility consists of outstanding debt at prevailing market rates of interest, principally under LIBOR contracts ranging from one to twelve months, our market risk with respect to such debt is the increase in interest expense which would result from higher interest rates associated with LIBOR. Our outstanding debt of $200,000 at July 31, 2018 has expected annual interest payments of approximately $7,346 using an effective interest rate of 3.35% as described above. Therefore, a 100 basis-point increase in average LIBOR interest rates would result in incremental interest expense of approximately $2,000. We monitor our interest rate risk, but presently do not utilize any interest rate derivatives that would mitigate our interest rate exposure. Additionally, we maintained a cash balance of $94,097 at July 31, 2018 which is maintained in cash or invested in low risk and low return cash equivalents such as U.S. money market funds with leading banking institutions. An increase in interest rates would generate additional interest income for us from these low risk cash equivalents, which would partially offset the adverse impact of the additional interest expense.

Foreign Currency Market Risk

Changes in the value of the Euro, British Pound, Singapore dollar, Canadian dollar, Australian dollar, Chinese Renminbi and the Sri Lanka Rupee against the U.S. dollar affect our results of operations because certain cash bank accounts, accounts receivable and liabilities of Cantel and its subsidiaries are denominated and ultimately settled in U.S. dollars or these foreign currencies, but must be converted into each entity’s functional currency. Furthermore, the financial statements of most of our international subsidiaries are translated using the accounting policies described in Note 2 to the consolidated financial statements in Part II, Item 8 of this report, and therefore are impacted by changes in the international entities’ functional currency relative to the U.S. dollar.

We use a sensitivity analysis to assess the market risk associated with our foreign currency transactions. Market risk is defined here as the potential change in fair value resulting from an adverse movement in foreign currency exchange rates. Overall for fiscal 2018 and 2017, a uniform 15% adverse movement in foreign currency rates would have resulted in realized losses (after tax) of approximately $4,778 and $3,595, respectively. Conversely, for fiscal 2018 and 2017, a uniform 15% favorable movement in foreign currency rates would have resulted in realized gains (after tax) of approximately $4,778 and $3,595, respectively.

For fiscal 2018 and 2017, the realized losses (after tax) primarily resulted from increases in the values of the Euro and Canadian dollar relative to the U.S. dollar and decreases in the values of the British Pound and Singapore dollar relative to the U.S. dollar due to the composition of our assets and liabilities denominated in foreign currencies and the translation of our foreign subsidiaries’ financial statements. However, the use of foreign currency forward contracts partially offset such realized losses.

(dollar amounts in thousands except share and per share data or as otherwise specified) 36

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

In order to hedge against the impact of fluctuations in the value of the Euro, British Pound, Canadian dollar, Australian dollar and Singapore dollar relative to the U.S. dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Euros, British Pounds, Canadian dollars, Australian dollars and Singapore dollars forward, which contracts are one-month in duration. These short-term contracts are designated as fair value hedge instruments. There were eight foreign currency forward contracts with an aggregate notional value of $30,159 at July 31, 2018, which covered certain assets and liabilities that were denominated in currencies other than each entity’s functional currency. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets that are denominated and ultimately settled in currencies other than each entity’s functional currency. Gains and losses related to these hedging contracts to buy Euros, British Pounds, Canadian dollars, Australian dollars and Singapore dollars forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. For fiscal 2018, such forward contracts partially offset the impact on operations related to certain assets and liabilities that are denominated in currencies other than each entity’s functional currency. We do not currently hedge against the impact of fluctuations in the value of the Chinese Renminbi and Sri Lankan Rupee relative to the U.S. dollar because the overall foreign currency exposures relating to those currencies are currently not deemed significant.

Overall, fluctuations in the rates of currency exchange did not have a material impact upon our net income in fiscal 2018 compared with fiscal 2017. For purposes of translating the balance sheet at July 31, 2018 compared with July 31, 2017, the total of the foreign currency movements resulted in a foreign currency translation loss of $1,556 for fiscal 2018, primarily due to the increase in the value of the U.S. dollar relative to the Australian dollar, British Pound and Canadian dollar, partially offset by the strengthening of the Euro relative to the U.S. dollar.

(dollar amounts in thousands except share and per share data or as otherwise specified) 37

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Cantel Medical Corp.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Cantel Medical Corp. and subsidiaries (the “Company”) as of July 31, 2018, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows, for the year ended July 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2018, and the results of its operations and its cash flows for the year ended July 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of July 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 27, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
September 27, 2018

We have served as the Company's auditor since 2017.

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Cantel Medical Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cantel Medical Corp. and subsidiaries (the “Company”) as of July 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended July 31, 2018, of the Company and our report dated September 27, 2018, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at BHT Group and Aexis Medical which were acquired on August 23, 2017 and March 21, 2018, respectively and whose financial statements constitute 10.2% and 13.8% of total assets and net assets, respectively, 3.4% of net sales, and 2.4% of net income of the consolidated financial statement amounts as of and for the year ended July 31, 2018. Accordingly, our audit did not include the internal control over financial reporting at BHT Group and Aexis Medical.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
September 27, 2018

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Cantel Medical Corp.

We have audited the accompanying consolidated balance sheet of Cantel Medical Corp. as of July 31, 2017 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the two years in the period ended July 31, 2017. Our audits also included the financial statement schedule included in the Index at Item 15(a) for the two year period ended July 31, 2017. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cantel Medical Corp. at July 31, 2017, and the consolidated results of its operations and its cash flows for each of the two years in the period ended July 31, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York
September 28, 2017

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

Consolidated Balance Sheets

	July 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$94,097	$36,584
Accounts receivable, net of allowance for doubtful accounts of $1,149 and $1,808	118,642	110,656
Inventories, net	107,592	98,724
Prepaid expenses and other current assets	17,912	11,407
Total current assets	338,243	257,371

Property and equipment, net	111,417	88,338
Intangible assets, net	137,361	124,512
Goodwill	368,027	311,445
Other assets	5,749	4,707
Deferred income taxes	2,911	—
Total assets	$963,708	$786,373

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$34,258	$27,469
Compensation payable	30,595	27,468
Accrued expenses	28,525	23,393
Deferred revenue	28,614	25,282
Current portion of long-term debt	10,000	—
Income taxes payable	2,791	3,167
Total current liabilities	134,783	106,779

Long-term debt	187,302	126,000
Deferred income taxes	27,624	24,714
Other long-term liabilities	5,132	4,948
Total liabilities	354,841	262,441
Commitments and Contingencies (Note 11)

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $.10 per share; authorized 75,000,000 shares; issued 46,243,582 shares and outstanding 41,706,084 shares as of July 31, 2018; issued 46,194,374 shares and outstanding 41,728,934 shares as of July 31, 2017	4,624	4,619
Additional paid-in capital	184,212	174,602
Retained earnings	491,540	407,590
Accumulated other comprehensive loss	(11,456)	(9,900)
Treasury Stock, at cost; 4,537,498 shares as of July 31, 2018; 4,465,440 shares as of July 31, 2017	(60,053)	(52,979)
Total stockholders’ equity	608,867	523,932
Total liabilities and stockholders' equity	$963,708	$786,373
See accompanying Notes to Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise specified) 41

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

Consolidated Statements of Income

	Year Ended July 31,
	2018	2017	2016
Net sales
Product sales	$765,158	$684,678	$584,750
Product service	106,764	85,479	80,005
Total net sales	871,922	770,157	664,755

Cost of sales
Product sales	385,597	343,641	300,704
Product service	72,354	59,356	54,865
Total cost of sales	457,951	402,997	355,569

Gross profit	413,971	367,160	309,186

Expenses:
Selling	129,642	116,113	99,062
General and administrative	138,019	122,270	97,463
Research and development	24,646	18,367	15,410
Total operating expenses	292,307	256,750	211,935

Income from operations	121,664	110,410	97,251

Interest expense, net	5,289	4,303	3,320
Other income	(1,138)	(126)	—

Income before income taxes	117,513	106,233	93,931

Income taxes	26,472	34,855	33,978

Net income	$91,041	$71,378	$59,953

Earnings per common share:
Basic	$2.18	$1.71	$1.44
Diluted	$2.18	$1.71	$1.44
Dividends per common share	$0.17	$0.14	$0.12

See accompanying Notes to Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise specified) 42

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

Consolidated Statements of Comprehensive Income

	Year Ended July 31,
	2018	2017	2016
Net income	$91,041	$71,378	$59,953

Other comprehensive (loss) income:
Foreign currency translation	(1,556)	1,895	(13,019)
Total other comprehensive (loss) income	(1,556)	1,895	(13,019)

Comprehensive income	$89,485	$73,273	$46,934

See accompanying Notes to Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise specified) 43

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

Consolidated Statements of Changes in Stockholders' Equity

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at cost	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance, August 1, 2015	41,604,359	$4,591	$156,050	$287,105	$1,224	$(42,337)	$406,633
Repurchases of shares	(67,038)	—	—	—	—	(3,732)	(3,732)
Stock-based compensation	—	—	8,361	—	—	—	8,361
Issuance of restricted stock	175,700	17	(17)	—	—	—	—
Cancellations of restricted stock	(4,807)	—	—	—	—	—	—
Excess tax benefit from exercises of stock options and vesting of restricted stock	—	—	1,179	—	—	—	1,179
Dividends on common stock	—	—	—	(5,005)	—	—	(5,005)
Net income	—	—	—	59,953	—	—	59,953
Other comprehensive loss	—	—	—	—	(13,019)	—	(13,019)
Balance, July 31, 2016	41,708,214	$4,608	$165,573	$342,053	$(11,795)	$(46,069)	$454,370
Repurchases of shares	(89,607)	—	—	—	—	(6,910)	(6,910)
Stock-based compensation	—	—	8,844	—	—	—	8,844
Issuance of restricted stock	116,506	12	(12)	—	—	—	—
Cancellations of restricted stock	(6,179)	(1)	1	—	—	—	—
Excess tax benefit from exercises of stock options and vesting of restricted stock	—	—	196	—	—	—	196
Dividends on common stock	—	—	—	(5,841)	—	—	(5,841)
Net income	—	—	—	71,378	—	—	71,378
Other comprehensive income	—	—	—	—	1,895	—	1,895
Balance, July 31, 2017	41,728,934	$4,619	$174,602	$407,590	$(9,900)	$(52,979)	$523,932
Repurchases of shares	(62,559)	—	—	—	—	(7,074)	(7,074)
Stock-based compensation	—	—	9,615	—	—	—	9,615
Issuance of restricted stock	46,551	5	(5)	—	—	—	—
Cancellations of restricted stock	(6,842)	—	—	—	—	—	—
Dividends on common stock	—	—	—	(7,091)	—	—	(7,091)
Net income	—	—	—	91,041	—	—	91,041
Other comprehensive loss	—	—	—	—	(1,556)	—	(1,556)
Balance, July 31, 2018	41,706,084	$4,624	$184,212	$491,540	$(11,456)	$(60,053)	$608,867

See accompanying Notes to Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise specified) 44

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

Consolidated Statements of Cash Flows

	Year Ended July 31,
	2018	2017	2016
Cash flows from operating activities
Net income	$91,041	$71,378	$59,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,473	15,045	11,989
Amortization	17,357	18,407	13,095
Stock-based compensation expense	9,615	8,844	8,361
Deferred income taxes	(7,520)	118	(1,710)
Excess tax benefits from stock-based compensation	—	—	(1,179)
Other non-cash items, net	1,076	1,102	267
Changes in assets and liabilities, net of effects of business acquisitions/divestitures:
Accounts receivable	(3,700)	(12,860)	(12,729)
Inventories	(3,785)	887	(15,558)
Prepaid expenses and other assets	(5,169)	(957)	(2,850)
Accounts payable and other liabilities	10,614	7,124	17,657
Income taxes	(1,090)	(895)	2,972
Net cash provided by operating activities	125,912	108,193	80,268
Cash flows from investing activities
Capital expenditures	(37,698)	(27,065)	(18,889)
Proceeds from disposal of fixed assets	—	47	96
Acquisition of businesses, net of cash acquired	(87,488)	(70,044)	(94,528)
Other, net	—	—	339
Net cash used in investing activities	(125,186)	(97,062)	(112,982)
Cash flows from financing activities
Proceeds from issuance of long-term debt	200,000	—	—
Borrowings under revolving credit facility	82,300	74,000	96,500
Repayments under revolving credit facility	(208,300)	(64,000)	(59,000)
Debt issuance costs	(2,698)	—	—
Dividends paid	(7,091)	(5,841)	(5,005)
Excess tax benefits from stock-based compensation	—	—	1,179
Purchases of treasury stock	(7,074)	(6,910)	(3,732)
Net cash provided by (used in) financing activities	57,137	(2,751)	29,942
Effect of exchange rate changes on cash and cash equivalents	(350)	(163)	(581)
Increase (decrease) in cash and cash equivalents	57,513	8,217	(3,353)
Cash and cash equivalents at beginning of period	36,584	28,367	31,720
Cash and cash equivalents at end of period	$94,097	$36,584	$28,367

Supplemental disclosures of cash flow information:
Cash interest payments	$5,156	$3,455	$3,001
Cash income tax payments	$35,251	$35,858	$33,559
Accruals related to purchases of property and equipment	$2,281	$192	$—

See accompanying Notes to Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise specified) 45

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

Notes to Consolidated Financial Statements.

1.	Business Description

Throughout this document, references to “Cantel,” “us,” “we,” “our,” and the “Company” are references to Cantel Medical Corp. and its subsidiaries, except where the context makes it clear the reference is to Cantel itself and not its subsidiaries. Unless otherwise indicated, references in this Form 10-K to 2018, 2017, 2016 or “fiscal” 2018, 2017, 2016 or other years refer to our fiscal year ended July 31 of that respective year, and references to 2019 or “fiscal” 2019 refer to our fiscal year ending July 31, 2019.

Cantel is a leading provider of infection prevention and control products and services in the healthcare market, specializing in the following reportable segments:

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

See Note 16, "Reportable Segments."

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

Subsequent Events

We performed a review of events subsequent to July 31, 2018 through the date of issuance of the accompanying consolidated financial statements.

(dollar amounts in thousands except share and per share data or as otherwise specified) 46

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

Revenue Recognition

Revenue on product sales is recognized as products are shipped to customers and title passes. The passing of title is determined based upon the FOB terms specified for each shipment. With respect to endoscopy and dialysis products, shipment terms are generally FOB origin for common carrier and when our distribution fleet is utilized (except for one large customer in dialysis and several endoscopy customers whereby all products are shipped FOB destination and include risk of loss provisions). With respect to water purification and filtration and healthcare disposable products, shipment terms may be either FOB origin or destination. Customer acceptance for the majority of our product sales occurs at the time of delivery. With respect to a portion of water purification and filtration and endoscopy product sales, equipment is sold as part of a system for which the equipment is functionally interdependent or the customer’s purchase order specifies “ship-complete” as a condition of delivery. Revenue recognition on such sales is deferred until all equipment has been delivered, or post-delivery obligations such as installation have been substantially fulfilled such that the products are deemed functional by the end-user. All shipping and handling fees invoiced to customers, such as freight, are recorded as revenue (and related costs are included within cost of sales) at the time the sale is recognized.

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

Revenue on service sales is recognized when repairs are completed at the customer’s location or when repairs are completed at our facilities and the products are shipped to customers. With respect to certain endoscopy and water purification and filtration service contracts, service revenue is recognized on a straight-line basis over the contractual term of the arrangement.

Our endoscopy products and services are sold directly to hospitals and other end-users in the United States and primarily to distributors internationally except for certain countries where we sell directly to hospitals and other end-users. Water purification and filtration products and services are sold directly to hospitals, dialysis clinics, pharmaceutical and biotechnology companies, laboratories, medical products and service companies and other end-users as well as through third-party distributors. The majority of our healthcare disposable products are sold to third party distributors, and with respect to some of our sterility assurance products, to hospitals, surgery centers, physician and dental offices, dental schools, medical research companies, laboratories and other end-users. The majority of our dialysis products are sold to dialysis clinics and hospitals. Sales to all of these customers follow our revenue recognition policies.

None of our sales contain right-of-return provisions. Customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a small portion of our product sales in each segment. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis, healthcare disposables, water purification and filtration and endoscopy customers, rebates are provided. Such rebates, which consist primarily of volume rebates, are provided for as a reduction of sales at the time of revenue recognition and amounted to $8,401, $6,291, and $5,944 in fiscal 2018, 2017, and 2016, respectively. Such allowances are determined based on estimated projections of sales volume for the entire rebate periods. If it becomes known that sales volume to customers will deviate from original projections, the rebate provisions originally established would be adjusted accordingly.

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

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

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

Inventories

Inventories consist of raw materials, work-in-process and finished products which are sold in the ordinary course of our business and are stated at the lower of cost (first-in, first-out) or net realizable value. In assessing the value of inventories, we must make estimates and judgments regarding reserves required for product obsolescence, aging of inventories and other issues potentially affecting the saleable condition of products. In performing such evaluations, we use historical experience as well as current market information. With few exceptions, the saleable value of our inventories has historically been within management’s expectation and provisions established, however, rapid changes in the market due to competition, technology and various other factors could impact the value of our inventories, resulting in the need for additional reserves.

Property and Equipment

Property and equipment are stated at cost. Additions and improvements are capitalized, while maintenance and repair costs are expensed. When assets are retired or otherwise disposed, the cost and related accumulated depreciation or amortization is removed from the respective accounts and any resulting gain or loss is included in income. Depreciation and amortization is provided on the straight-line method over the estimated useful lives of the assets which generally range from 2-15 years for furniture and equipment, 5-40 years for buildings and improvements and the shorter of the life of the asset or the life of the lease for leasehold improvements. Depreciation expense related to property and equipment in fiscal 2018, 2017 and 2016 was $17,473, $15,045 and $11,989, respectively.

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

We first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount before proceeding to step one of the two-step quantitative goodwill impairment test, if necessary. Such qualitative factors that are assessed include evaluating a segment’s financial performance, industry and market conditions, macroeconomic conditions and specific issues that can directly affect the segment such as changes in business strategies, competition, supplier relationships, operating costs, regulatory matters, litigation and the composition of the segment’s assets due to acquisitions or other events. At May 1, 2018, because we determined through qualitative factors that the fair values of our Endoscopy, Water Purification and Filtration and Healthcare Disposables segments were unlikely to be less than the carrying value, we did not proceed to step one of the two-step quantitative goodwill impairment test for those three segments. We performed step one of the two-step quantitative goodwill impairment test for Dialysis due to the continuing shift by our customers from reusable to single-use dialyzers, which is having an adverse impact on our business and is expected to continue. In performing a detailed quantitative review for goodwill impairment, management uses a two-step process that begins with an estimation of the fair value of the related reporting units by using weighted fair value results of the discounted cash flow methodology, as well as the market multiple and comparable transaction methodologies, where applicable. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any.

Historically, goodwill and indefinite lived intangible assets were tested annually for impairment as of July 31 of each fiscal year. In fiscal 2018, we changed our measurement date to May 1 of each year to better align the annual impairment test with the timing of our annual strategic planning process.

(dollar amounts in thousands except share and per share data or as otherwise specified) 48

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

We perform our annual impairment review for indefinite lived intangibles by first assessing qualitative factors, such as those described above, to determine whether it is more likely than not that the fair value of such assets is less than the carrying values, and if necessary, we perform a quantitative analysis comparing the current fair value of our indefinite lived intangibles assets to their carrying values. At May 1, 2018, because we determined through qualitative factors that the fair values of all of our indefinite lived intangible assets were unlikely to be less than the carrying value, we did not perform a quantitative analysis for those assets. With respect to amortizable intangible assets when impairment indicators are present, management would determine whether expected future non-discounted cash flows would be sufficient to recover the carrying value of the assets; if not, the carrying value of the assets would be adjusted to their fair value.

We did not recognize any impairment charges for goodwill or indefinite lived intangibles in the years presented.

Long-Lived Assets

We evaluate the carrying value of long-lived assets including property, equipment and other assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An assessment is made to determine if the sum of the expected future non-discounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected non-discounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. Our historical assessments of our long-lived assets have not differed significantly from the actual amounts realized. However, the determination of fair value requires us to make certain assumptions and estimates and is highly subjective. On July 31, 2018, management concluded that no other events or changes in circumstances have occurred that would indicate that the carrying amount of our long-lived assets may not be recoverable.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized to interest expense over the term of the related credit agreements. As of July 31, 2018, such debt issuance costs, net of related amortization, were included as a reduction to long-term debt and amounted to $2,698.

Warranties

We provide for estimated costs that may be incurred to remedy deficiencies of quality or performance of our products at the time of revenue recognition. Most of our products have a one year warranty, although certain endoscopy and water purification and filtration products that require installation may carry a warranty period of up to 24 months. Additionally, many of our consumables, accessories, parts and service have a 90-day warranty. We record provisions for product warranties as a component of cost of sales based upon an estimate of the amounts necessary to settle existing and future claims on products sold. As of July 31, 2018 and 2017, our warranty reserves are included in accrued expenses in the consolidated balance sheets and amounted to $3,280 and $2,328, respectively. Our warranty provisions and settlements in fiscal 2018 and 2017 were not material and principally relate to our endoscope reprocessing and water purification products.

Stock-Based Compensation

Stock-based compensation expense is recognized for any option or stock award grant based upon the fair value of the award. Our stock options and time-based stock awards are subject to graded vesting in which portions of the award vest ratably over the vesting period. We recognize compensation expense for the awards with performance conditions using the accelerated attribution method over the requisite service period for each separately vesting portion of the award when it is probable that the performance condition will be achieved. We record expense for the awards with market conditions ratably over the vesting period regardless of whether the market condition is satisfied. We account for forfeitures as they occur, rather than estimate forfeitures over the course of the vesting period.

We determine the fair value of each time-based stock award and performance-based stock award by using the closing market price of our common stock on the last trading date immediately prior to the date of grant. We determine the fair value of each award with market conditions using a Monte Carlo simulation model on the date of grant. We estimate the fair value of each option grant on the date of grant using the Black Scholes option valuation model. The determination of fair value using valuation models is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables may include, but are not limited to, the expected price volatility over the term of the award, the expected dividend yield, the expected term of the award, the probability of meeting performance objectives and the stock price of our peers in the S&P Healthcare Equipment Index.

(dollar amounts in thousands except share and per share data or as otherwise specified) 49

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

Advertising Costs

Our policy is to expense advertising costs as they are incurred. Advertising costs charged to expense were $4,115, $3,694 and $3,349 in fiscal 2018, 2017 and 2016, respectively.

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

We regularly review our deferred tax assets for recoverability and establish a valuation allowance, if necessary, based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets, as adjusted for valuation allowances, will be realized. Additionally, deferred tax liabilities are regularly reviewed to confirm that such amounts are appropriately stated. A review of our deferred tax items considers known future changes in various income tax rates, principally in the United States. If income tax rates were to change in the future, particularly in the United States and to a lesser extent Germany, the U.K. and Italy, our items of deferred tax could be materially affected. All of such evaluations require significant management judgments.

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

Newly Adopted Accounting Standards

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, “(Topic 805) Simplifying the Accounting for Measurement-Period Adjustments,” (“ASU 2015-16”). The new guidance requires an acquirer in a business combination to recognize a measurement-period adjustment during the period in which it determines the amount, and eliminates the requirement for an acquirer to account for measurement-period adjustments retrospectively. The acquirer must also disclose the amounts and reasons for adjustments to the provisional amounts. ASU 2015-16 is effective for fiscal years beginning after December 15, 2016 (our fiscal year 2018), including interim periods within that reporting period. Accordingly, we adopted ASU 2015-06 on August 1, 2017. The adoption of ASU 2015-16 did not have a material impact on our financial position, results of operations or cash flows.

In July 2015, the FASB issued ASU 2015-11, “(Topic 330) Simplifying the Measurement of Inventory,” (“ASU 2015-11”). The new guidance requires companies using the first-in, first-out and average costs methods to measure inventory using the lower of cost and net realizable value, where net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 (our fiscal year 2018), including interim periods within that reporting period. Accordingly, we adopted ASU 2015-11 on August 1, 2017. The adoption of ASU 2015-11 did not have a material impact on our financial position, results of operations and cash flows.

In January 2017, the FASB issued ASU 2017-01, “(Topic 805) Clarifying the Definition of a Business,” (“ASU 2017-01”) to clarify the definition of a business. The revised guidance creates a more robust framework to use in determining whether a set of assets and activities is a business. The guidance will be applied on a prospective basis on or after the effective date. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017 (our fiscal year 2019), including interim periods within that reporting period. We early adopted ASU-2017-01 on August 1, 2017. The adoption of ASU 2017-01 did not have a material impact on our financial position, results of operations or cash flows.

(dollar amounts in thousands except share and per share data or as otherwise specified) 50

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

Recently Issued Accounting Standards

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”) to allow for the reclassification from accumulated other comprehensive income to retained earnings of stranded tax effects resulting from the Tax Cuts and Jobs Act enacted in December 2017. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018 (our fiscal year 2020), including interim periods within that reporting period. The adoption of ASU 2018-02 is not expected to have a significant impact on our financial position, results of operations or cash flows.

In August 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”) to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018 (our fiscal year 2020), including interim periods within that reporting period. The adoption of ASU 2017-12 is not expected to have a significant impact on our financial position, results of operations or cash flows.

In May 2017, the FASB issued ASU 2017-09, “(Topic 718) Scope of Modification Accounting,” ("ASU 2017-09") to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-12 is effective for fiscal years beginning after December 15, 2017 (our fiscal year 2019), including interim periods within that reporting period. The adoption of ASU 2017-09 is not expected to have a significant impact on our financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU 2017-04, “(Topic 350) Simplifying the Test for Goodwill Impairment,” (“ASU 2017-04”) to simplify the test for goodwill impairment. The revised guidance eliminates the existing Step 2 of the goodwill impairment test which required an entity to compute the implied fair value of its goodwill at the testing date in order to measure the amount of the impairment charge when the fair value of the reporting unit failed Step 1 of the goodwill impairment test. Under the revised guidance, an entity would recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to the reporting unit. The guidance will be applied on a prospective basis on or after the effective date. ASU 2017-04 is effective for fiscal years beginning after December 31, 2019 (our fiscal year 2021) and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of ASU 2017-04 is not expected to have a significant impact on our financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU 2016-15, “(Topic 230) Classification of Certain Cash Receipts and Cash Payments,” (“ASU 2016-15”). This new guidance will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017 (our fiscal year 2019). ASU 2016-15 will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable. The adoption of ASU 2016-15 is not expected to have a significant impact on our financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, “(Topic 842) Leases,” (“ASU 2016-02”). The new guidance requires the recording of assets and liabilities arising from leases on the balance sheet accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements. The new guidance is expected to provide transparency of information and comparability among organizations. ASU 2016-02 is effective for fiscal years beginning after December 31, 2018 (our fiscal year 2020), including interim periods within that reporting period. Early adoption is permitted as of the beginning of an interim or annual period. We are currently in the process of evaluating the impact of ASU 2016-02 on our financial position, results of operations and cash flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”), which will supersede the revenue recognition requirements in Accounting Standards Codification 605, “Revenue Recognition” (“ASC 605”). ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2015-14”), which defers the effective date of ASU 2014-09 by one year to fiscal years beginning after December 15, 2017 (our fiscal year 2019), including interim periods within that reporting period. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2016-12”), which provided narrow scope improvements and practical expedients relating to ASU 2014-09.

(dollar amounts in thousands except share and per share data or as otherwise specified) 51

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

In preparation for our adoption of ASU 2014-09 and ASU 2016-12 on August 1, 2018, we have obtained representative samples of contracts and other forms of agreements with our customers in the United States and international locations and have evaluated the provisions contained therein in light of the five-step model specified by the new guidance. We have also evaluated the impact of the new standard on certain common practices currently employed by us and by other health care manufacturers and service providers, such as multiple-element arrangements, deferred revenues, warranties, rebates and other pricing allowances.
We have reached conclusions on our accounting assessments related to the standard and finalized updates to our accounting policies, processes and controls and will adopt the new standard on August 1, 2018 using the modified retrospective approach. We expect to record an immaterial adjustment to retained earnings upon adoption of Topic 606 in the first quarter of fiscal 2019, primarily related to the timing of revenue recognition for the shipment of products in both our Endoscopy and Water Purification and Filtration segments where risk of loss provisions are present (“synthetic FOB destination”). The new standard does not require us to defer revenue for these products and allows us to recognize revenue at the time of shipment. The adjustment to retained earnings also includes the impact of the change in timing of revenue recognition associated with software licensing arrangements in our Endoscopy segment. Overall, we expect the adoption of Topic 606 to have an immaterial impact on our fiscal 2019 financial position, results of operations or cash flows. The timing of revenue recognition for our primary revenue streams will not change.
Additionally, we have completed our assessment of new disclosure requirements. Upon adoption of Topic 606, we will provide additional disclosures in the notes to the consolidated financial statements, specifically related to performance obligations and multiple-element revenue streams. We have designed new internal controls that will be implemented in the first quarter of fiscal 2019 to address risks associated with applying the five-step model. Additionally, we have established monitoring controls to identify new sales arrangements and changes in our business environment that could impact our current accounting assessment.

3.	Acquisitions

Post-Fiscal 2018

On August 1, 2018, we acquired certain net assets of Stericycle Inc.'s controlled environmental solutions business (“CES business”) for total cash consideration, excluding acquisition-related costs, of $17,000. The CES business is a leading provider of testing and certification, environmental monitoring and decontamination services for clean rooms and other controlled environments to ensure safety, regulatory compliance and quality control, and will be included in our Water Purification and Filtration segment.

Fiscal 2018

Aexis Medical

On March 21, 2018, we purchased all of the issued and outstanding stock of Aexis Medical for total consideration, excluding acquisition-related costs, of $21,600, consisting of $20,308 of cash consideration (net of cash acquired), plus contingent consideration ranging from zero to a maximum of $1,850, which is payable upon the achievement of certain purchase order targets through March 21, 2020. Aexis Medical specializes in advanced software solutions focused on the tracking and monitoring of instrument reprocessing for hospitals and healthcare professionals, and is included in our Endoscopy segment.

BHT Group

On August 23, 2017, we purchased all of the issued and outstanding stock of BHT Group, a leader in the German market in automated endoscope reprocessing and related equipment and services for total cash consideration, excluding acquisition related costs, of $60,216. BHT Group consists of a portfolio of high-quality automatic endoscope reprocessors, advanced endoscope storage and drying cabinets (products globally distributed by our Company prior to the acquisition under an agreement with BHT Group), washer-disinfectors for central sterile applications, associated technical service and parts as well as flexible endoscope repair services. BHT Group is included in our Endoscopy segment.

Fiscal 2017

CR Kennedy

On April 1, 2017, we purchased certain endoscopy-related net assets of CR Kennedy related to its distribution and sale of our Medivators endoscopy products in Australia for total cash consideration, excluding acquisition related costs, of $11,999. The CR Kennedy business includes a full sales and service organization and our Medivators-branded automated endoscope reprocessors, chemistries, endoscopy procedure products and other consumables in Australia, and is included in our Endoscopy segment.

(dollar amounts in thousands except share and per share data or as otherwise specified) 52

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

Vantage Endoscopy Inc.’s Medivators® Endoscopy Business

On September 26, 2016, we acquired certain net assets of Vantage related to its distribution and sale of our Medivators endoscopy products in Canada for total cash consideration, excluding acquisition-related costs, of $4,044. Vantage was our exclusive distributor of Medivators capital equipment (e.g., automated endoscope reprocessors) and related consumables and accessories in Canada, and is included in our Endoscopy segment.

Accutron, Inc.

On August 1, 2016, we acquired all of the issued and outstanding stock of Accutron, a Phoenix-based company, for total cash consideration, excluding acquisition-related costs, of $53,049. The Accutron business designs, manufactures and sells nitrous oxide conscious sedation equipment and single use nasal masks for use in dental procedures, and is included in our Healthcare Disposables segment.

	2018		2017
Purchase Price Allocation	Aexis Medical(1)	BHT Group(1)	CR Kennedy	Vantage(1)	Accutron(1)
	(Preliminary)	(Final)	(Final)	(Final)	(Final)
Purchase Price:
Cash paid	$20,308	$60,216	$11,999	$4,044	$53,049
Fair value of contingent consideration	1,292	—	—	—	—
Total	$21,600	$60,216	$11,999	$4,044	$53,049

Allocation:
Property and equipment	130	835	—	433	1,676
Amortizable intangible assets:
Customer relationships	1,800	12,500	4,200	992	12,800
Technology	4,600	6,200	—	—	10,000
Brand names	—	—	—	—	2,000
Goodwill	17,092	40,934	5,894	2,299	21,989
Deferred income taxes	(1,639)	(5,881)	—	—	112
Other working capital	909	5,628	1,905	320	4,472
Contingent consideration	(1,292)	—	—	—	—
Total	$21,600	$60,216	$11,999	$4,044	$53,049
_______________________________________________

(1)	The excess purchase price over net assets acquired was assigned to goodwill, all of which is deductible for income tax purposes.

Unaudited Pro Forma Summary of Operations

The acquisitions above, both individually and in the aggregate, were not material to our consolidated results of operations or financial position and, therefore, pro forma financial information is not presented.

(dollar amounts in thousands except share and per share data or as otherwise specified) 53

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

4.    Inventories, Net

A summary of inventories, net, is as follows:

	July 31,
	2018	2017
Raw materials and parts	$49,054	$45,831
Work-in-process	13,189	13,484
Finished goods	53,948	48,262
Less: reserve for excess and obsolete inventory	(8,599)	(8,853)
Total inventories, net	$107,592	$98,724

5.	Property and Equipment, Net

A summary of property and equipment, net, is as follows:

	July 31,
	2018	2017
Land, buildings and improvements	$50,162	$46,921
Furniture, equipment and software	121,248	114,735
Leasehold improvements	9,544	7,858
Construction in process	26,003	4,947
Less: accumulated depreciation	(95,540)	(86,123)
Total property and equipment, net	$111,417	$88,338

6.	Derivatives

We recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative that is designated as a hedge will be recognized immediately in earnings. As of July 31, 2018, all of our derivatives were designated as hedges. We do not hold any derivative financial instruments for speculative or trading purposes.

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

In order to hedge against the impact of fluctuations in the value of the Euro, British Pound, Canadian dollar, Australian dollar and Singapore dollar relative to the U.S. dollar on the conversion of such net assets into the functional currencies, we enter into short-term forward contracts to purchase Euros, British Pounds, Canadian dollars, Australian dollars and Singapore dollars, which contracts are one-month in duration. These short-term contracts are designated as fair value hedge instruments. There were seven foreign currency forward contracts with an aggregate notional value of $30,159 at July 31, 2018, which covered certain assets and liabilities that were denominated in currencies other than each entity’s functional currency. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets that are denominated and ultimately settled in currencies other than each entity’s functional currency. For the fiscal year ended July 31, 2018, such forward contracts partially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than each entity’s functional currency. This resulted in an immaterial amount of net currency conversion gains, net of tax, on the hedged items. Gains and losses related to hedging contracts to buy Euros, British Pounds, Canadian dollars, Australian dollars and Singapore dollars forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. We do not currently hedge against the impact of fluctuations in the value of the Chinese Renminbi or Sri Lankan Rupee relative to the U.S. dollar because the overall foreign currency exposures relating to those currencies are currently not deemed significant.

(dollar amounts in thousands except share and per share data or as otherwise specified) 54

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

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

For the Aexis Medical acquisition, additional purchase price payments ranging from $0 to $1,850 are contingent upon the achievement of certain purchase order targets through March 21, 2020. We estimated the original fair value of the contingent consideration using the weighted probabilities of the possible contingent payments. As of the date of acquisition, we estimated the original fair value of the contingent consideration to be $1,292. We are required to reassess the fair value of contingent payments on a periodic basis. The significant inputs used in these estimates include numerous possible scenarios for the payments based on the contractual terms of the contingent consideration, for which probabilities are assigned to each scenario. Given the short term nature of the financial instrument, the contingent consideration will not be discounted to present value. Although we believe our assumptions are reasonable, different assumptions or changes in the future may result in different estimated amounts.

In connection with the Jet Prep Ltd. (“Jet Prep”) acquisition in fiscal 2014, we assumed a contingent obligation payable to the Israeli Government based on future sales. This fair value measurement was based on significant inputs not observed in the market and thus represent Level 3 measurements. In November 2017, the Israeli Government formally notified us that they would forgive any future amounts payable due to our decision to exit the Jet Prep business. During the first quarter of fiscal 2018, we reduced the fair value of this obligation to $0. See Note 11, “Commitments and Contingencies.”

The fair values of our financial instruments measured on a recurring basis were categorized as follows:

	July 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$104	$—	$—	$104
Total assets	104	—	—	104
Liabilities:
Other long-term liabilities:
Contingent consideration	—	—	1,298	1,298
Total other long-term liabilities:	—	—	1,298	1,298
Total liabilities	$—	$—	$1,298	$1,298

(dollar amounts in thousands except share and per share data or as otherwise specified) 55

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

	July 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$102	$—	$—	$102
Total assets	$102	$—	$—	$102
Liabilities:
Accrued expenses:
Assumed contingent obligation	—	—	12	12
Total accrued expenses	—	—	12	12
Other long-term liabilities:
Assumed contingent obligation	—	—	1,126	1,126
Total other long-term liabilities:	—	—	1,126	1,126
Total liabilities	$—	$—	$1,138	$1,138

A reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for fiscal 2018, 2017 and 2016 is as follows:

	Aexis Medical Contingent Consideration	Jet Prep Contingent Consideration	Jet Prep Assumed Contingent Obligation	Cantel Medical (U.K.) Contingent Guaranteed Obligation	Total
Balance, August 1, 2015	$—	$751	$1,138	$888	$2,777
(Income) loss included in general and administrative expense	—	(751)	—	64	(687)
Net purchases, issuances, sales and settlements	—	—	—	(511)	(511)
Balance, July 31, 2016	—	—	1,138	441	1,579
Income included in general and administrative expense	—	—	—	(265)	(265)
Net purchases, issuances, sales and settlements	—	—	—	(176)	(176)
Balance, July 31, 2017	—	—	1,138	—	1,138
Original fair value of contingent consideration	1,292	—	—	—	1,292
Loss included in general and administrative expense	6	—	—	—	6
Net purchases, issuances, sales and settlements	—	—	(1,138)	—	(1,138)
Balance, July 31, 2018	$1,298	$—	$—	$—	$1,298

Disclosure of Fair Value of Financial Instruments

As of July 31, 2018 and 2017, the carrying amounts for cash and cash equivalents (excluding money markets), accounts receivable and accounts payable approximated fair value due to the short maturity of these instruments. As of July 31, 2018 and 2017, the carrying value of our outstanding borrowings under our credit facility approximated the fair value of these obligations as the borrowings rates reflect prevailing market interest rates.

8.	Intangibles and Goodwill

Our intangible assets with definite lives consist primarily of customer relationships, technology, brand names, non-compete agreements and patents. These intangible assets are being amortized on the straight-line method over the estimated useful lives of the assets ranging from 3-20 years and have a weighted average amortization period of 14 years. Amortization expense related to intangible assets was $17,357, $18,407 and $13,095 for fiscal 2018, 2017 and 2016, respectively. Our intangible assets that have indefinite useful lives, and therefore are not amortized, consist of trademarks and trade names.

(dollar amounts in thousands except share and per share data or as otherwise specified) 56

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

Our intangible assets consist of the following:

	July 31, 2018			July 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$133,347	$(45,618)	$87,729	$119,576	$(34,773)	$84,803
Technology(1)	54,585	(19,836)	34,749	39,064	(15,260)	23,804
Brand names	8,141	(3,857)	4,284	8,188	(3,225)	4,963
Non-compete agreements	3,060	(1,628)	1,432	3,092	(1,428)	1,664
Patents and other registrations	2,826	(1,179)	1,647	2,783	(1,053)	1,730
	201,959	(72,118)	129,841	172,703	(55,739)	116,964
Trademarks and tradenames	7,520	—	7,520	7,548	—	7,548
Total intangible assets	$209,479	$(72,118)	$137,361	$180,251	$(55,739)	$124,512
_______________________________________________

(1)
The gross and accumulated amortization amounts previously reported as of July 31, 2017 have been revised to exclude the $3,730 fully amortized technology intangible asset and associated accumulated amortization related to the Jet Prep business. This did not result in any change to the net technology intangible asset as of July 31, 2017.

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

We expect to recognize $17,639, $15,893, $15,892, $15,550 and $15,177 of amortization expense related to intangible assets in fiscal 2019, 2020, 2021, 2022 and 2023, respectively.

Goodwill changed during fiscal 2018 and 2017 as follows:

	Endoscopy	Water Purification and Filtration	Healthcare Disposables	Dialysis	Total Goodwill
Balance, August 1, 2016	$121,015	$58,880	$92,290	$8,133	$280,318
Acquisitions	8,193	—	21,989	—	30,182
Foreign currency translation	737	208	—	—	945
Balance, July 31, 2017	129,945	59,088	114,279	8,133	311,445
Acquisitions	58,026	—	—	—	58,026
Foreign currency translation	(1,281)	(163)	—	—	(1,444)
Balance, July 31, 2018	$186,690	$58,925	$114,279	$8,133	$368,027

On May 1, 2018, we performed impairment analysis of our goodwill and indefinite lived trademarks and trade names and concluded that such assets were not impaired, as more fully described in Note 2, “Summary of Significant Accounting Policies.”

(dollar amounts in thousands except share and per share data or as otherwise specified) 57

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

9.	Financing Arrangements

Our long-term debt consists of the following:

	Year Ended July 31,
	2018	2017
Revolving credit loans outstanding	$—	$126,000
Tranche A term loan outstanding	200,000	—
Unamortized debt issuance costs	(2,698)	—
Total long-term debt, net of unamortized debt issuance costs	197,302	126,000
Current portion of long-term debt	(10,000)	—
Long-term debt, net of unamortized debt issuance costs and excluding current portion	$187,302	$126,000

On June 28, 2018, we entered into a Fourth Amended and Restated Credit Agreement (the “2018 Credit Agreement”). The Amended Credit Agreement refinances our credit facility under the Third Amended and Restated Credit Agreement (the “Existing Credit Agreement”) dated March 4, 2011, to include a $200,000 tranche A term loan and a $400,000 revolving credit facility. Subject to the satisfaction of certain conditions precedent, including the consent of the lenders, we may from time to time increase its borrowing capacity under the revolving credit facility or tranche A term loan by an aggregate amount not to exceed $300,000. The 2018 Credit Agreement expires on June 28, 2023. Additionally, subject to certain restrictions and conditions (i) any of our domestic or foreign subsidiaries may become borrowers and (ii) borrowings may occur in multi-currencies.

As of July 31, 2018, we had $200,000 of term loan A borrowings outstanding and no revolver borrowings under the 2018 Credit Agreement. The tranche A term loan is subject to principal amortization, with $10.0 million due and payable in each of fiscal 2019, 2020, 2021 and 2022, with the remaining $160.0 million due and payable at maturity on June 28, 2023.

Borrowings under the 2018 Credit Agreement bear interest at rates ranging from 0.00% to 1.00% above prime rate for base rate borrowings, or at rates ranging from 1.00% to 2.00% above the London Interbank Offered Rate (“LIBOR”), depending upon our “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2018 Credit Agreement (“Consolidated EBITDA”). The Amended Credit Agreement also provides for fees on the unused portion of the revolving credit facility at rates ranging from 0.20% to 0.35%, depending on our Consolidated Leverage Ratio. At July 31, 2018, the lender’s base rate was 5.00% and the LIBOR rate was 1.25%. The margins applicable to our outstanding borrowings were 0.25% above the lender’s base rate or 1.25% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at July 31, 2018. The 2018 Credit Agreement also provides for fees on the unused portion of our facility at rates ranging from 0.20% to 0.35%, depending upon our Consolidated Leverage Ratio, which was 0.20% at July 31, 2018. At July 31, 2018, the tranche A term loan interest rate was approximately 3.35%.

The 2018 Credit Agreement contains affirmative and negative covenants reasonably customary for similar credit facilities and is secured by (i) substantially all assets of Cantel and its U.S.-based subsidiaries, (ii) a pledge by Cantel of all of the outstanding shares of its U.S.-based subsidiaries and 65% of the outstanding shares of certain of Cantel’s foreign-based subsidiaries and (iii) a guaranty by Cantel’s domestic subsidiaries. We are in compliance with all financial covenants under the 2018 Credit Agreement.

During fiscal 2018, in connection with the refinancing of our credit agreement, we incurred a loss on extinguishment of debt which included a write-off of debt financing costs of $127, which is recorded in interest expense, net for the fiscal year ended July 31, 2018.

10.	Income Taxes

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

ASC 740, “Income Taxes,” requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the 2017 Tax Act’s provisions, the SEC staff issued Staff Accounting

(dollar amounts in thousands except share and per share data or as otherwise specified) 58

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

Bulletin No. 118 (“SAB 118”), which allows companies to record the tax effects of the 2017 Tax Act on a provisional basis based on a reasonable estimate and then, if necessary, subsequently adjust such amounts during a limited measurement period as more information becomes available. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year from enactment.

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

During the second quarter ended January 31, 2018, we recorded a net benefit of $8,398 to the income tax provision as a provisional estimate of the net accounting impact of the 2017 Tax Act in accordance with SAB 118. The net benefit was comprised of the following: (i) expense of $294 related to the mandatory transition tax for unrepatriated foreign income and (ii) a benefit of $8,692 related to a revaluation of our deferred tax assets and liabilities. During the third quarter ended April 30, 2018, we reduced the mandatory transition tax by $294 to $0. Furthermore, during the fourth quarter ended July 31, 2018, upon reassessment of the revaluation of our deferred tax assets and liabilities, we recorded a benefit of $8,657, as compared to the provisional estimate of $8,692, which we recorded in the second quarter ended January 31, 2018.

Given the significant complexity of the 2017 Tax Act, anticipated guidance from the U.S. Treasury concerning implementation of the 2017 Tax Act, and the potential for additional guidance from the SEC or the FASB related to the 2017 Tax Act, the provisional estimates we recorded may require adjustment during the measurement period. The provisional estimates were based on our understanding of the 2017 Tax Act and other information available at the time of the estimates, including assumptions and expectations about future events, such as projected financial performance, and are subject to further refinement as additional information becomes available, including potential new or interpretative guidance issued by the SEC, the FASB, or the Internal Revenue Service (“IRS”). We continue to analyze the calculations of earnings and profits in certain foreign subsidiaries, including whether those earnings are held in cash or other assets, as well as the state tax impact of the 2017 Tax Act. Furthermore, such analysis includes but is not limited to provisions that take effect in fiscal 2019 and not subject to SAB 118 such as GILTI and certain employee expense deductions. In the fourth quarter ended July 31, 2018 we revised our assessment of the impact of the 2017 Tax Act on our deferred tax assets and liabilities based on actual fiscal year 2018 results of operations.

The consolidated effective tax rate was 22.5%, 32.8% and 36.2% for fiscal 2018, 2017 and 2016, respectively, and reflects income tax expense for our U.S. and international operations at their respective statutory rates.

The provision for income taxes consists of the following:

	Year Ended July 31,
	2018		2017		2016
	Current	Deferred	Current	Deferred	Current	Deferred
United States:
Federal	$24,288	$(7,308)	$28,900	$2,020	$29,392	$(216)
State	5,078	491	4,352	261	4,433	(153)
International	4,626	(703)	1,545	(2,223)	1,863	(1,341)
Total	$33,992	$(7,520)	$34,797	$58	$35,688	$(1,710)

The geographic components of income (loss) before income taxes are as follows:

	Year Ended July 31,
	2018	2017	2016
United States	$115,697	$108,329	$92,744
International	1,816	(2,096)	1,187
Total	$117,513	$106,233	$93,931

(dollar amounts in thousands except share and per share data or as otherwise specified) 59

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

The consolidated effective income tax rate differed from the U.S. statutory tax rate of 26.9% in fiscal 2018 and 35.0% in fiscal 2017 and 2016 due to the following:

	Year Ended July 31,
	2018	2017	2016
Expected statutory tax(1)	26.9%	35.0%	35.0%
Differential attributable to:
Foreign operations	0.6%	—%	0.6%
State and local taxes	3.7%	3.9%	3.2%
Domestic production deduction	(1.8)%	(2.7)%	(2.3)%
Acquisition-related items, net	—%	0.1%	—%
Impact of tax legislation on deferred taxes	(7.4)%	—%	—%
R&E tax credit	(0.7)%	(1.4)%	(1.1)%
Change in foreign tax rates	—%	—%	(0.4)%
Excess tax benefits	(1.7)%	(2.2)%	—%
Valuation allowance	2.4%	—%	—%
Other	0.5%	0.1%	1.2%
Consolidated effective income tax rate	22.5%	32.8%	36.2%
_______________________________________________

(1)	We revised our estimated annual rate to reflect a blended U.S. federal statutory rate of 26.9% as compared to 35.0%.

Tax assets and liabilities, shown before and after jurisdictional netting of deferred tax assets (liabilities), are comprised of the following:

	July 31,
	2018	2017
Deferred tax assets:
Accrued expenses	$5,354	$6,308
Inventories	3,165	4,655
Accounts receivable	306	729
Other long-term liabilities	103	180
Stock-based compensation	2,700	3,402
Capital investment	426	545
Foreign NOLs	8,605	6,490
Subtotal	20,659	22,309
Valuation allowance	(6,358)	(2,984)
	14,301	19,325
Deferred tax liabilities:
Property and equipment	(7,352)	(9,957)
Intangible assets	(21,300)	(20,107)
Goodwill	(10,362)	(13,975)
	(39,014)	(44,039)
Net deferred income taxes	$(24,713)	$(24,714)

Reported in Consolidated Balance Sheets as:
Deferred income taxes (assets)	$2,911	$—
Deferred income taxes (liabilities)	(27,624)	(24,714)
	$(24,713)	$(24,714)

(dollar amounts in thousands except share and per share data or as otherwise specified) 60

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

For foreign tax reporting purposes, our Net Operating Losses (“NOLs”) at July 31, 2018 are $8,605 and originated primarily from foreign acquisitions. Most of these NOLs do not expire and are fully available for utilization against future profits in certain non-U.S. tax jurisdictions. However, we have recorded a valuation allowance of $6,358 for these foreign NOLs, which are primarily associated with certain early-stage foreign operations as well as $2,785 recorded in fiscal 2018 relating to pre-acquisition losses attributed to our U.K. operations. Furthermore, the accumulated loss is also related to the exit of the Jet Prep business which is more fully described in Note 8, “Intangibles and Goodwill.” We believe it is more likely than not that we will be unable to utilize these NOLs.

During fiscal 2018 and 2017, no dividends were repatriated from our foreign subsidiaries. As a result of the mandatory one-time transition tax required under the 2017 Tax Act, all of the undistributed earnings of our foreign subsidiaries are deemed repatriated and considered previously taxed income (“PTI”). Additionally, we continue to be indefinitely reinvested and continue to evaluate our assertion for certain legal entities. Accordingly, deferred taxes are not provided on undistributed earnings of foreign subsidiaries that are indefinitely reinvested. Determining the tax liability that would arise if these earnings were remitted is not practicable. At July 31, 2018, the cumulative amount of such undistributed earnings, inclusive of PTI, indefinitely reinvested outside the United States was approximately $32,774.

We record liabilities for an unrecognized tax benefit when a tax benefit for an uncertain tax position is taken or expected to be taken on a tax return, but is not recognized in our consolidated financial statements because it does not meet the more-likely-than-not recognition threshold that the uncertain tax position would be sustained upon examination by the applicable taxing authority. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the tax authorities. Any adjustments upon resolution of income tax uncertainties are recognized in our results of operations. Our policy is to record potential interest and penalties related to income tax positions in interest expense and general and administrative expense, respectively, in our consolidated financial statements. However, such amounts have been relatively insignificant due to the nominal amount of our unrecognized tax benefits relating to uncertain tax positions. We have no uncertain tax positions at July 31, 2018 and 2017.

We concluded an audit by the IRS for fiscal years 2015, 2013 and 2012. With respect to state or foreign income tax examinations, we are generally no longer subject to examinations for fiscal years ended prior to July 31, 2010.

11.    Commitments and Contingencies

Operating Leases

We have several non-cancelable operating leases, primarily for our corporate headquarters, certain of our leased manufacturing facilities, warehouses, office space and equipment. Total rental expense related to our operating leases was $8,801, $7,715 and $6,675 for fiscal 2018, 2017 and 2016, respectively.

As of July 31, 2018, future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) for the periods set forth below were as follows:

Fiscal year ending:	Total
2019	$7,958
2020	6,208
2021	4,666
2022	2,904
2023	2,104
Thereafter	3,593
Total	$27,433

Contingent Consideration

We have $1,298 recorded as of July 31, 2018 related to the Aexis Medical acquisition, which is for the estimated fair value of contingent consideration payable upon the achievement of certain purchase order targets through March 21, 2020. During fiscal 2017, we decided to exit the Jet Prep business that was acquired in fiscal 2014. At the time of the acquisition, we assumed a contingent obligation payable to the Israeli Government based on future sales. In November 2017, the Israeli Government formally notified us that they would forgive any future amounts payable due to our decision to exit the Jet Prep business. As a result of this

(dollar amounts in thousands except share and per share data or as otherwise specified) 61

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

formal notification, we reduced the $1,138 contingent obligation to $0 during the first quarter of fiscal 2018, resulting in a benefit through other income for the fiscal year ended July 31, 2018.

Legal Proceedings

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

12.	Accumulated Other Comprehensive Loss

The components and changes in accumulated other comprehensive loss for fiscal 2018, 2017 and 2016 were as follows:

Foreign Currency Translation Adjustments
Balance, August 1, 2015	$1,224
Other comprehensive loss	(13,019)
Balance, July 31, 2016	(11,795)
Other comprehensive income	1,895
Balance, July 31, 2017	(9,900)
Other comprehensive loss	(1,556)
Balance, July 31, 2018	$(11,456)

13.	Earnings Per Common Share

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

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

The following table sets forth the computation of basic and diluted EPS available to stockholders of common stock (excluding participating securities):

	Year Ended July 31,
	2018	2017	2016
Numerator for basic and diluted earnings per share:
Net income	$91,041	$71,378	$59,953
Less income allocated to participating securities	(320)	(431)	(488)
Net income available to common shareholders	$90,721	$70,947	$59,465
Denominator for basic and diluted earnings per share, as adjusted for participating securities:
Denominator for basic earnings per share - weighted average number of shares outstanding attributable to common stock	41,567,722	41,468,487	41,344,013
Dilutive effect of stock options using the treasury stock method and the average market price for the year	67,356	74,278	46,181
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	41,635,078	41,542,765	41,390,194
Earnings per share attributable to common stock:
Basic earnings per share	$2.18	$1.71	$1.44
Diluted earnings per share	$2.18	$1.71	$1.44
Stock options excluded from weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	—	—	—

A reconciliation of weighted average number of shares and common stock equivalents attributable to common stock, as determined above, to our total weighted average number of shares and common stock equivalents, including participating securities, is set forth in the following table:

	Year Ended July 31,
	2018	2017	2016
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	41,635,078	41,542,765	41,390,194
Participating securities	148,700	254,727	340,363
Total weighted average number of shares and common stock equivalents attributable to both common stock and participating securities	41,783,778	41,797,492	41,730,557

14.	Stock-Based Compensation

2016 Equity Incentive Plan

On January 7, 2016, we terminated the Cantel Medical Corp. 2006 Equity Incentive Plan (the “2006 Plan”) and adopted the Cantel Medical Corp. 2016 Equity Incentive Plan (the “2016 Plan”). As a result, no further options or awards will be granted under the 2006 Plan. The 2016 Plan provides for the granting of stock options, stock appreciation rights (SARs), restricted stock awards, restricted stock units (RSUs) and performance-based awards to our employees, independent contractors and consultants. It also provides the flexibility to grant equity-based awards to our non-employee directors. The 2016 Plan does not permit the granting of discounted options or discounted stock appreciation rights.

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

Stock awards outstanding under this plan are subject to risk of forfeiture solely due to an employment length-of-service restriction, with such restriction lapsing as to one-third of the shares of each of the first three anniversaries of the grant date subject to being

(dollar amounts in thousands except share and per share data or as otherwise specified) 63

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

employed through such vesting date. At July 31, 2018, 179,133 unvested restricted stock shares were outstanding under the 2016 plan. No options were outstanding under the 2016 plan. At July 31, 2018, 974,659 shares are collectively available pursuant to restricted stock and other stock awards, stock options and stock appreciation rights.

2006 Equity Incentive Plan

A total of 5,591,000 shares of common stock were granted under the 2006 Plan, of which 2,700,000 shares were authorized for issuance pursuant to stock options and stock appreciation rights and 2,891,000 shares were authorized for issuance pursuant to restricted stock and other stock awards. Restricted stock shares outstanding under this plan are subject to risk of forfeiture solely due to an employment length-of-service restriction, with such restriction lapsing as to one-third of the shares on each of the first three anniversaries of the grant date subject to being employed through such vesting date. At July 31, 2018, options to purchase 70,000 shares of common stock were outstanding, and 32,973 unvested restricted stock shares were outstanding under the 2006 Plan.

The following table shows the components of stock-based compensation expense recognized in the consolidated statements of income:

	Year Ended July 31,
	2018	2017	2016
Cost of sales	$663	$371	$438
Operating expenses:
Selling	1,458	1,582	929
General and administrative	7,292	6,774	6,881
Research and development	202	117	113
Total operating expenses	8,952	8,473	7,923
Stock-based compensation before income taxes	$9,615	$8,844	$8,361

Our stock options and time-based stock awards are subject to graded vesting in which portions of the awards vest at different times during the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis over the vesting period.

In October 2016, we granted for the first time to certain employees both equity awards with performance conditions and equity awards with market conditions. The actual number of equity awards earned and eligible to vest will be determined based on the level of achievement against budgeted revenue and a defined gross profit percentage, with respect to the awards with performance conditions, and our 3-year relative total stockholder return performance as measured against the S&P Healthcare Equipment Index, with respect to the awards with market conditions. The maximum share attainment of these awards are 200% of the initial granted shares. We recognize compensation expense for the awards with performance conditions using the accelerated attribution method over the requisite service period for each separately vesting portion of the award when it is probable that the performance condition will be achieved. We record expense for the awards that are subject to market conditions ratably over the vesting period regardless of whether the market condition is satisfied.

At July 31, 2018, total unrecognized stock-based compensation expense, before income taxes, related to total nonvested stock options and restricted stock awards was $12,102 with a remaining weighted average period of 18 months over which such expense is expected to be recognized. The majority of our nonvested awards relate to restricted stock awards. We account for forfeitures as they occur, rather than estimate expected forfeitures over the vesting period.

We determine the fair value of each time-based stock award and performance-based stock award by using the closing market price of our common stock on the date of grant. We determine the fair value of each stock award with market conditions using a Monte Carlo simulation on the date of grant using the following assumptions:

	2018	2017
Volatility of common stock	26.60%	27.75%
Average volatility of peer companies	33.72%	32.98%
Average correlation coefficient of peer companies	32.26%	35.35%
Risk-free interest rate	1.62%	0.96%

(dollar amounts in thousands except share and per share data or as otherwise specified) 64

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

A summary of nonvested stock award activity for fiscal 2018, 2017 and 2016 follows:

	Number of Time-based Shares	Number of Performance-based Shares	Number of Market-based Shares	Number of Total Shares	Weighted Average Fair Value
August 1, 2015	343,519	—	—	343,519	$32.77
Granted	175,700	—	—	175,700	$55.40
Vested(1)	(183,045)	—	—	(183,045)	$30.06
Forfeited	(4,807)	—	—	(4,807)	$45.06
July 31, 2016	331,367	—	—	331,367	$46.09
Granted	86,305	16,960	9,800	113,065	$81.77
Vested(1)	(214,932)	(725)	(555)	(216,212)	$43.62
Forfeited	(5,922)	—	—	(5,922)	$59.40
July 31, 2017	196,818	16,235	9,245	222,298	$66.28
Granted	94,309	17,486	10,465	122,260	$101.74
Vested(1)	(115,943)	(5,845)	—	(121,788)	$60.25
Forfeited	(6,864)	(1,800)	(2,000)	(10,664)	$95.09
July 31, 2018	168,320	26,076	17,710	212,106	$88.87
_______________________________________________

(1)	The aggregate fair value of all nonvested stock awards which vested was approximately $7,338, $9,431 and $5,503 in fiscal 2018, 2017 and 2016, respectively.

There were no options granted during fiscal 2018 and 2017. The fair value of each option grant in fiscal 2016 was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

2016
Dividend yield	0.22%
Expected volatility(1)	55.90%
Risk-free interest rate(2)	1.41%
Expected lives (in years)(3)	5.00
________________________________________________

(1)	Volatility was based on historical closing prices of our common stock.

(2)	The U.S. Treasury rate based on the expected life at the date of grant.

(3)	Based on historical exercise behavior.

A summary of stock option activity for fiscal 2018 follows:

	Number of shares	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (Years)	Aggregate Intrinsic Value
Outstanding at August 1, 2017	122,500	$29.36
Granted	—	—
Exercised	(52,500)	17.04
Outstanding at July 31, 2018	70,000	$38.60	0.95	$3,788
Exercisable at July 31, 2018	65,000	$37.31	0.86	$3,601

In fiscal 2018, 2017 and 2016, 13,333, 23,333 and 35,834, respectively, options vested, with an aggregate fair value of approximately $226, $349 and $344, respectively. The weighted average fair value of options granted was $26.49 in fiscal 2016. At July 31, 2018, 2017 and 2016, there were 70,000, 122,500 and 122,500, respectively, outstanding options with an aggregate fair value of $3,788, $5,493 and $4,605, respectively. At July 31, 2018 and 2017, all of the outstanding options had vested or were expected to vest in future periods.

We do not currently have a publicly announced stock repurchase program. All of the shares purchased during fiscal 2018 and 2017 represent shares surrendered relating to cashless exercises of stock options and to pay employee withholding taxes due upon the

(dollar amounts in thousands except share and per share data or as otherwise specified) 65

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

vesting of restricted stock or the exercise of stock options. In fiscal 2018 and 2017, such purchases amounted to 72,058 and 89,607 shares at a total average price per share of $98.16 and $77.12, respectively.

Upon exercise of stock options or grant of stock awards, we typically issue new shares of our common stock as opposed to using treasury shares. Additionally, all options were considered to be deductible for tax purposes in the valuation model. Such non-qualified options were tax-effected using our estimated U.S. effective tax rate at the time of grant. All of our stock options and restricted stock awards are expected to be deductible for tax purposes, except for certain stock awards granted to employees residing outside of the United States, and were tax-effected using our estimated U.S. effective tax rate at the time of grant.

Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the income tax benefit on stock-based compensation described above. For fiscal 2018, income tax deductions of $4,161 were generated, of which $1,988 were recorded as a reduction in income tax expense over the equity awards’ vesting period and the remaining excess tax benefit of $2,173 was recorded as a reduction in income tax expense. For fiscal 2017, income tax deductions of $5,592 were generated, of which $3,351 were recorded as a reduction in income tax expense over the equity awards’ vesting period and the remaining excess tax benefits of $2,241 were recorded as a reduction in income tax expense.

15.	Retirement Plans

We have 401(k) Savings and Retirement Plans for the benefit of eligible U.S. employees. Additionally, our Canadian and certain European subsidiaries maintain profit sharing plans for the benefit of eligible employees. Employer contributions are both discretionary and non-discretionary and are limited in any year to the amount allowable by government tax authorities.

Aggregate employer contributions recognized under these plans were $4,676, $3,863 and $3,406 for fiscal 2018, 2017 and 2016, respectively.

16.	Reportable Segments

In accordance with ASC Topic 280, “Segment Reporting,” (“ASC 280”), we have determined our reportable business segments based upon an assessment of product types, organizational structure, customers and internally prepared financial statements. The primary factors used by us in analyzing segment performance are net sales and income from operations.

None of our customers accounted for 10% or more of our consolidated net sales during fiscal 2018, 2017 and 2016.

Our reportable segments are as follows:

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

Two customers collectively accounted for approximately 48.0%, 50.2% and 43.7% of our Water Purification and Filtration segment net sales in fiscal 2018, 2017 and 2016, respectively.

Healthcare Disposables: designs, manufactures, sells, supplies and distributes a broad selection of infection prevention healthcare products, the majority of which are single-use products used by dental practitioners.

Three customers collectively accounted for approximately 45.1% and 43.4% of our Healthcare Disposables segment net sales in fiscal 2018 and 2017, respectively. Four customers collectively accounted for approximately 49.1% in fiscal 2016.

Dialysis: designs, develops, manufactures, sells and services reprocessing systems and sterilants for dialyzers (a device serving as an artificial kidney), as well as dialysate concentrates and supplies utilized for renal dialysis.

Two customers collectively accounted for approximately 40.6%, 44.2% and 42.6% of our Dialysis segment net sales in fiscal 2018, 2017 and 2016, respectively. These customers are the same two customers noted above under our Water Purification and Filtration segment.

(dollar amounts in thousands except share and per share data or as otherwise specified) 66

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

Information as to reportable segments is summarized below:

	Year Ended July 31,
	2018	2017	2016
Net sales:
Endoscopy	$473,937	$398,773	$341,752
Water Purification and Filtration	211,209	196,446	177,669
Healthcare Disposables	155,180	144,457	112,584
Dialysis	31,596	30,481	32,750
Total	$871,922	$770,157	$664,755

	Year Ended July 31,
	2018	2017	2016
Income from operations:
Endoscopy	$86,833	$73,440	$61,021
Water Purification and Filtration	35,100	33,159	30,620
Healthcare Disposables	31,707	28,000	24,486
Dialysis	7,380	8,154	7,907
	161,020	142,753	124,034
General corporate expenses	39,356	32,343	26,783
Income from operations	121,664	110,410	97,251
Interest expense, net	5,289	4,303	3,320
Other income	(1,138)	(126)	—
Income before income taxes	$117,513	$106,233	$93,931

	July, 31
	2018	2017	2016
Identifiable assets:
Endoscopy	$490,702	$368,820	$347,107
Water Purification and Filtration	151,460	147,477	137,731
Healthcare Disposables	210,831	208,328	157,918
Dialysis	22,614	17,211	20,147
General corporate, including cash and cash equivalents	88,101	44,537	31,629
Total	$963,708	$786,373	$694,532

	Year Ended July, 31
	2018	2017	2016
Capital expenditures:
Endoscopy	$18,996	$13,816	$11,299
Water Purification and Filtration	4,409	3,689	3,376
Healthcare Disposables	2,441	2,492	2,606
Dialysis	644	1,296	667
General corporate	11,208	5,772	941
Total	$37,698	27,065	18,889

(dollar amounts in thousands except share and per share data or as otherwise specified) 67

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

	Year Ended July, 31
	2018	2017	2016
Depreciation and amortization:
Endoscopy	$19,002	$18,245	$14,333
Water Purification and Filtration	5,628	5,706	5,441
Healthcare Disposables	8,756	8,556	4,361
Dialysis	711	427	681
General corporate	733	518	268
Total	$34,830	$33,452	$25,084

Information as to geographic areas (including net sales which represent the geographic area from which we derive its net sales from external customers) is summarized below:

	Year Ended July, 31
	2018	2017	2016
Net sales:
United States	$643,744	$599,657	$515,055
Europe/Africa/Middle East	131,130	95,753	88,355
Asia/Pacific	57,108	40,964	33,374
Canada	33,524	26,648	20,975
Latin America/South America	6,416	7,135	6,996
Total	$871,922	$770,157	$664,755

	July 31,
	2018	2017	2016
Total long-lived assets:
United States	$80,918	$74,401	$62,820
Europe/Africa/Middle East	35,824	16,209	14,863
Asia/Pacific	2,531	1,381	1,607
Canada	804	1,054	463
Total	120,077	93,045	79,753
Goodwill and intangible assets, net	505,388	435,957	392,037
Total	$625,465	$529,002	$471,790

17.	Quarterly Results of Operations (unaudited)

The following is a summary of the quarterly results of operations for fiscal 2018 and 2017:

Fiscal 2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$212,766	$213,034	$217,268	$228,854
Cost of sales	112,107	111,799	112,594	121,451
Gross profit	100,659	101,235	104,674	107,403
Gross profit percentage	47.3%	47.5%	48.2%	46.9%
Net income	$22,929	$32,488	$18,736	$16,888
Earnings per common share:
Basic	$0.55	$0.78	$0.45	$0.41
Diluted	$0.55	$0.78	$0.45	$0.41

(dollar amounts in thousands except share and per share data or as otherwise specified) 68

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

Fiscal 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$187,725	$184,817	$192,113	$205,502
Cost of sales	98,218	96,340	100,665	107,774
Gross profit	89,507	88,477	91,448	97,728
Gross profit percentage	47.7%	47.9%	47.6%	47.6%
Net income	$18,800	$18,070	$17,511	$16,997
Earnings per common share:
Basic	$0.45	$0.43	$0.42	$0.41
Diluted	$0.45	$0.43	$0.42	$0.41

18.	Subsequent Event

On August 29, 2018, we purchased a new facility in Plymouth, Minnesota for total cash consideration of $22,486. We expect to occupy this facility during the second half of fiscal 2019.

Schedule II - Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions	Deductions	Translation Adjustments	Balance at End of Period
Allowance for doubtful accounts
Year ended July 31, 2018	$1,808	$326	$(977)	$(8)	$1,149
Year ended July 31, 2017	$1,850	$998	$(1,056)	$16	$1,808
Year ended July 31, 2016	$2,092	$15	$(223)	$(34)	$1,850

Reserve for excess and obsolete inventory
Year ended July 31, 2018	$8,853	$1,719	$(1,862)	$(111)	$8,599
Year ended July 31, 2017	$5,390	$5,016	$(1,580)	$27	$8,853
Year ended July 31, 2016	$3,895	$3,182	$(1,569)	$(118)	$5,390

Deferred tax asset valuation allowance
Year ended July 31, 2018	$2,984	$3,538	$(119)	$(45)	$6,358
Year ended July 31, 2017	$2,334	$615	$—	$35	$2,984
Year ended July 31, 2016	$2,037	$929	$(712)	$80	$2,334

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports is (i) recorded, processed, summarized and reported within the time periods specified by the SEC and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(dollar amounts in thousands except share and per share data or as otherwise specified) 69

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

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

We, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of our internal controls over financial reporting based on the framework and criteria established in “Internal Control — Integrated Framework (2013 framework),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that our internal control over financial reporting was effective as of July 31, 2018.

Our independent auditors, Deloitte & Touche LLP, have issued a report on our internal control over financial reporting, which is included in Part II, Item 8 of this report.

Changes in Internal Control

We have evaluated our internal control over financial reporting and determined that no changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below.

On August 23, 2017 we acquired BHT Group and on March 21, 2018, we acquired Aexis Medical, as more fully described in Note 3 to the consolidated financial statements. These businesses are included in our 2018 consolidated financial statements and constituted 10.2% and 13.8% of total assets and net assets, respectively, as of July 31, 2018, and 3.4% and 2.4% of net sales and net income, respectively, for the year then ended. During the initial transition period following the acquisitions, we enhanced our internal control process to ensure that all financial information related to these acquisitions was properly reflected in our consolidated financial statements. However, since BHT Group was acquired on August 23, 2017, and Aexis Medical was acquired on March 21, 2018, a complete integration of the internal controls relating to the acquired businesses was not practical for purposes of inclusion in our evaluation of the effectiveness of our internal control over financial reporting. We expect that all aspects of BHT Group and Aexis Medical will be fully integrated into our existing internal control structure in fiscal 2019.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required to be disclosed by this Item with respect to our executive officers is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Executive Officers of Cantel” contained in our definitive proxy statement for our 2018 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year.

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

Information required to be disclosed by this Item with respect to our board of directors is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Election of Directors” contained in our definitive proxy statement for our 2018 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item with respect to the Section 16(a) compliance of our directors and executive officers is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for our 2018 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item with respect to the audit committee of our board of directors, our audit committee financial expert, and other board of directors and corporate governance matters is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Board Matters; Committees” and “Corporate Governance Matters” contained in our definitive proxy statement related to our 2018 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year.

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

Item 11. Executive Compensation.

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Board Matters; Committees,” “Compensation Committee Report” and “Executive Compensation” contained in our definitive proxy statement for our 2018 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following sets forth certain information as of July 31, 2018 with respect to our equity compensation plans under which our securities may be issued:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under compensation plans (excluding securities reflected in (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	70,000	$38.60	974,659	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	70,000	$38.60	974,659	(1)
________________________________________________

(1)	Collectively consists of stock option and SARs awards and restricted stock and performance awards available for grant under the plans.

Other Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Security Ownership of Principal Stockholders and Management” contained in our definitive proxy statement for our 2018 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Corporate Governance,” “Election of Directors,” and “Board Matters; Committees” contained in our definitive proxy statement for our 2018 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year.

(dollar amounts in thousands except share and per share data or as otherwise specified) 71

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

Item 14. Principal Accounting Fees and Services.

The information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” contained in our definitive proxy statement for our 2018 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K for the fiscal year ended July 31, 2018.

1.	Consolidated Financial Statements:

(i)	Report of Independent Registered Public Accounting Firm.

(ii)	Consolidated Balance Sheets as of July 31, 2018 and 2017.

(iii)	Consolidated Statements of Income for the years ended July 31, 2018, 2017 and 2016.

(iv)	Consolidated Statements of Comprehensive Income for the years ended July 31, 2018, 2017 and 2016.

(v)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended July 31, 2018, 2017 and 2016.

(vi)	Consolidated Statements of Cash Flows for the years ended July 31, 2018, 2017 and 2016.

(vii)	Notes to Consolidated Financial Statements.

2.	Consolidated Financial Statement Schedules:

(i)	Schedule II - Valuation and Qualifying Accounts for the years ended July 31, 2018, 2017 and 2016.

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

(dollar amounts in thousands except share and per share data or as otherwise specified) 72

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

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

3(n) - Certificate of Amendment of Certificate of Incorporation of Registrant filed on January 14, 2013. (Incorporated herein by reference to Exhibit 3(n) to Registrant’s 2013 Annual Report on Form 10-K, File No. 001-31337.)

3(o) - Registrant’s By-Laws, as amended through November 1, 2013. (Incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on November 7, 2013, File No. 001-31337.)

3(p) - Registrant's By Laws as amended through January 3, 2018. (Incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on January 9, 2018, File No. 001-31337.)

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

10(f) - Succession Plan Agreement dated as of March 17, 2016 between Registrant and Andrew A. Krakauer. (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 17, 2016, File No. 001-31337.)*

10(g) - Amended and Restated Executive Severance Agreement dated as of August 1, 2016 between Registrant and Jorgen B. Hansen. (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 1, 2016, File No. 001-31337.)*

10(h) - Amended and Restated Executive Severance Agreement dated as of November 17, 2014 between Registrant and Eric W. Nodiff (Incorporated herein by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on November 19, 2014, File No. 001-31337.)*

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

10(i) - Executive Severance Agreement dated as of March 23, 2015 between Registrant and Peter Clifford (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 25, 2015, File No. 001-31337 [the “March 2015 8-K”].)*

10(j) - Confidentiality and Non-Competition Agreement dated as of January 1, 2010 between Registrant and Andrew A. Krakauer (Incorporated herein by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed on February 12, 2010, File No. 001-31337 [the “February 2010 8-K”].)*

10(k) - Confidentiality and Non-Competition Agreement dated as of November 15, 2012 between Registrant and Jorgen B. Hansen (Incorporated herein by reference to Exhibit 10(m) to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012, File No. 001-31337.)*

10(l) - Confidentiality and Non-Competition Agreement dated as of January 1, 2010 between Registrant and Eric W. Nodiff (Incorporated herein by reference to Exhibit 10.9 to Registrant’s February 2010 8-K.)*

10(m) - Confidentiality and Non-Competition Agreement dated as of March 23, 2015 between Registrant and Peter Clifford (Incorporated herein by reference to Exhibit 10.2 to Registrant’s March 2015 8-K.)*

10(n) - Cantel Medical Corp. 2016 Equity Incentive Plan (Incorporated herein by reference to Annex A to Registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders, filed with the SEC on November 30, 2015, File No. 001-31337.)*

10(o) - Form of Restricted Stock Agreement (Time-Based Grants) under Cantel Medical Corp. 2016 Equity Incentive Plan for grants to executive officers (Incorporated herein by reference to Exhibit 10(r) to Registrant's Annual Report on From 10-K for the fiscal year ended July 31, 2016, File No. 001-31337 [the "2016 10-K"].) *

10(p) - Form of Restricted Stock Agreement (Time-Based Grants) under Cantel Medical Corp. 2016 Equity Incentive Plan for grants to directors (Incorporated herein by reference to Exhibit 10(s) to Registrant's 2016 10-K.)*

10(q) - Form of Restricted Stock Agreement (Performance-Based Grants – Revenue Based) under Cantel Medical Corp. 2016 Equity Incentive Plan for grants to executive officers (Incorporated herein by reference to Exhibit 10(t) to Registrant's 2016 10-K.) *

10(r) - Form of Restricted Stock Agreement (Performance-Based Grants – TSR Based) under Cantel Medical Corp. 2016 Equity Incentive Plan for grants to executive officers (Incorporated herein by reference to Exhibit 10(u) to Registrant's 2016 10-K.)*

10(s) - Form of Restricted Stock Agreement (Time-Based) under Cantel Medical Corp. 2016 Equity Incentive Plan for annual grants to directors (Incorporated herein by reference to Exhibit 10(v) to Registrant's 2016 10-K.)*

10(t) - Fourth Amended and Restated Credit Agreement dated as of June 28, 2018 among Cantel Medical Corp., Bank of America, N.A., Wells Fargo Bank, National Association, JPMorgan Chase Bank, N.A., and the other lenders party hereto. (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on July 2, 2018, File No. 001-31337.)

Exhibit 21 - Subsidiaries of Registrant.

Exhibit 23.1 - Consent of Deloitte & Touche LLP

Exhibit 23.2 - Consent of Ernst & Young LLP.

Exhibit 31.1 - Certification of Principal Executive Officer.

Exhibit 31.2 - Certification of Principal Financial Officer.

Exhibit 32 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

101         The following materials from Cantel Medical Corp.’s Form 10-K for the fiscal year ended July 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at July 31, 2018 and 2017, (ii) Consolidated Statements of Income for each of the three years in the period ended July 31, 2018, (iii) Consolidated Statements of Comprehensive Income for each of the three years in the period ended July 31, 2018, (iv) Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended July 31, 2018, (v) Consolidated Statements of Cash Flows for each of the three years in the period ended July 31, 2018 and (vi) Notes to Consolidated Financial Statements.

*Management contract or compensatory plan or arrangement of the Company required to be filed as an exhibit.

Item 16. Form 10-K Summary

None.

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANTEL MEDICAL CORP.

Date: September 27, 2018	By:	/s/ Jorgen B. Hansen
Jorgen B. Hansen, President and Chief Executive
Officer (Principal Executive Officer)

	By:	/s/ Peter G. Clifford
Peter G. Clifford, Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Brian R. Capone
Brian R. Capone, Vice President,
Chief Accounting Officer
(Principal Accounting Officer)

Cantel Medical Corp.                                  2018 Annual Report on Form 10-K

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Charles M. Diker	Date:	September 27, 2018
Charles M. Diker, a Director and Chairman of the Board

/s/ George L. Fotiades	Date:	September 27, 2018
George L. Fotiades, a Director and Vice Chairman of the Board

/s/ Alan. R. Batkin	Date:	September 27, 2018
Alan R. Batkin, a Director

/s/ Ann E. Berman	Date:	September 27, 2018
Ann E. Berman, a Director

/s/ Mark N. Diker	Date:	September 27, 2018
Mark N. Diker, a Director

/s/ Anthony B. Evnin	Date:	September 27, 2018
Anthony B. Evnin, a Director

/s/ Laura L. Forese	Date:	September 27, 2018
Laura L. Forese, a Director

/s/ Jorgen B. Hansen	Date:	September 27, 2018
Jorgen B. Hansen, a Director, President and CEO

/s/ Ronnie Myers	Date	September 27, 2018
Ronnie Myers, a Director

/s/ Peter J. Pronovost, M.D., Ph.D.	Date:	September 27, 2018
Peter J. Pronovost, M.D., Ph.D., a Director