Form 10-Q
period 2018-10-31
CANTEL MEDICAL CORP
filed 2018-11-30
CIK 19446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q

☒Quarterly Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2018.

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of common stock outstanding as of November 30, 2018: 41,721,213.

Cantel Medical Corp.                                 2019 First Quarter Form 10-Q

Cantel Medical Corp.                                 2019 First Quarter Form 10-Q

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
Condensed Consolidated Balance Sheets
(Unaudited)

	October 31, 2018	July 31, 2018
Assets
Current assets:
Cash and cash equivalents	$64,030	$94,097
Accounts receivable, net of allowance for doubtful accounts of $1,378 and $1,149	125,140	118,642
Inventories, net	111,071	107,592
Prepaid expenses and other current assets	17,340	17,912
Total current assets	317,581	338,243

Property and equipment, net	148,584	111,417
Intangible assets, net	137,758	137,361
Goodwill	370,878	368,027
Other assets	5,512	5,749
Deferred income taxes	3,286	2,911
Total assets	$983,599	$963,708

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$41,984	$34,258
Compensation payable	23,875	30,595
Accrued expenses	31,274	28,525
Deferred revenue	29,280	28,614
Current portion of long-term debt	10,000	10,000
Income taxes payable	7,374	2,791
Total current liabilities	143,787	134,783

Long-term debt	184,940	187,302
Deferred income taxes	27,326	27,624
Other long-term liabilities	5,186	5,132
Total liabilities	361,239	354,841
Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	$—	$—
Common Stock, par value $0.10 per share; authorized 75,000,000 shares; issued 46,307,058 shares and outstanding 41,721,316 shares as of October 31, 2018; issued 46,243,582 shares and outstanding 41,706,084 shares as of July 31, 2018	4,631	4,624
Additional paid-in capital	187,102	184,212
Retained earnings	511,647	491,540
Accumulated other comprehensive loss	(16,679)	(11,456)
Treasury Stock, at cost; 4,585,742 shares as of October 31, 2018; 4,537,498 shares as of July 31, 2018	(64,341)	(60,053)
Total stockholders’ equity	622,360	608,867
Total liabilities and stockholders' equity	$983,599	$963,708
See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 1

Cantel Medical Corp.                                 2019 First Quarter Form 10-Q

Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended October 31,
	2018	2017
Net sales
Product sales	$195,760	$187,965
Product service	29,829	24,801
Total net sales	225,589	212,766

Cost of sales
Product sales	99,310	95,099
Product service	21,030	17,008
Total cost of sales	120,340	112,107

Gross profit	105,249	100,659

Expenses:
Selling	33,958	31,600
General and administrative	36,535	32,096
Research and development	7,078	5,329
Total operating expenses	77,571	69,025

Income from operations	27,678	31,634

Interest expense, net	2,026	1,189
Other income	—	(1,138)

Income before income taxes	25,652	31,583

Income taxes	6,410	8,654

Net income	$19,242	$22,929

Earnings per common share:
Basic	$0.46	$0.55
Diluted	$0.46	$0.55
Dividends per common share	$—	$—

See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 2

Cantel Medical Corp.                                 2019 First Quarter Form 10-Q

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended October 31,
	2018	2017
Net income	$19,242	$22,929

Other comprehensive loss:
Foreign currency translation	(5,223)	(1,233)
Total other comprehensive loss	(5,223)	(1,233)

Comprehensive income	$14,019	$21,696
See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 3

Cantel Medical Corp.                                 2019 First Quarter Form 10-Q

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended October 31,
	2018	2017
Cash flows from operating activities
Net income	$19,242	$22,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,691	4,036
Amortization	6,041	4,048
Stock-based compensation expense	2,576	1,851
Deferred income taxes	(674)	780
Other non-cash items, net	1,236	(67)
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(4,087)	8,584
Inventories	(3,359)	(2,629)
Prepaid expenses and other assets	1,089	(6,273)
Accounts payable and other liabilities	1,055	(6,679)
Income taxes	4,459	3,492
Net cash provided by operating activities	32,269	30,072

Cash flows from investing activities
Capital expenditures	(38,834)	(6,492)
Acquisition of businesses, net of cash acquired	(17,000)	(60,345)
Net cash used in investing activities	(55,834)	(66,837)

Cash flows from financing activities
Repayments of long-term debt	(2,500)	—
Borrowings under revolving credit facility	—	61,300
Repayments under revolving credit facility	—	(19,300)
Purchases of treasury stock	(4,288)	(5,822)
Net cash (used in) provided by financing activities	(6,788)	36,178

Effect of exchange rate changes on cash and cash equivalents	286	1,223

(Decrease) increase in cash and cash equivalents	(30,067)	636
Cash and cash equivalents at beginning of period	94,097	36,584
Cash and cash equivalents at end of period	$64,030	$37,220

See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 4

Cantel Medical Corp.                                 2019 First Quarter Form 10-Q

Notes to Condensed Consolidated Financial Statements (unaudited).

1.    Basis of Presentation
Throughout this document, references to “Cantel,” “us,” “we,” “our,” and the “Company” are references to Cantel Medical Corp. and its subsidiaries, except where the context makes it clear the reference is to Cantel itself and not its subsidiaries.
During the first quarter of fiscal 2019, we changed the names of our reportable segments to better align with our key customers and the markets we serve. This decision resulted in a change from a financial reporting perspective as the industrial biological and chemical indicator business has moved from the Dental segment to the Life Sciences segment. Prior year segment disclosures have been recast to conform to the current year presentation. See Note 15, “Reportable Segments.”
Cantel is a leading provider of infection prevention products and services in the healthcare market, specializing in the following reportable segments: Medical, Life Sciences, Dental and Dialysis. Most of our equipment, consumables and supplies are used to help prevent the occurrence or spread of infections.
The unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles for interim financial reporting and the requirements of Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Annual Report of Cantel Medical Corp. on Form 10-K for the fiscal year ended July 31, 2018 (the “2018 Form 10-K”) and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. The unaudited interim financial statements reflect all adjustments (of a normal and recurring nature) which management considers necessary for a fair presentation of the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of the results for the full year. The Condensed Consolidated Balance Sheet at July 31, 2018 was derived from the audited Consolidated Balance Sheet of Cantel at that date. Certain prior year amounts have been reclassified to conform to the current year presentation.
Subsequent Events
We performed a review of events subsequent to October 31, 2018 through the date of issuance of the accompanying unaudited consolidated interim financial statements. See Note 16, “Subsequent Event.”
2.           Accounting Pronouncements
Newly Adopted Accounting Standards
In May 2017, the FASB issued ASU 2017-09, “(Topic 718) Scope of Modification Accounting,” (“ASU 2017-09”) to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC 718. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017 (our fiscal year 2019), including interim periods within that reporting period. Accordingly, we adopted ASU 2017-09 on August 1, 2018. The adoption of ASU 2017-09 did not have a material impact on our financial position, results of operations and cash flows.

In August 2016, the FASB issued ASU 2016-15, “(Topic 230) Classification of Certain Cash Receipts and Cash Payments,” (“ASU 2016-15”). This guidance makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017 (our fiscal year 2019). Accordingly, we adopted ASU 2016-15 on August 1, 2018. The adoption of ASU 2016-15 did not have a material impact on our financial position, results of operations and cash flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, “Revenue Recognition” (“ASC 605”). ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2015-14”), which defers the effective date of ASU 2014-09 by one year to fiscal years beginning after December 15, 2017 (our fiscal year 2019), including interim periods within that reporting period. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2016-12”), which provided narrow scope improvements and practical expedients relating to ASU 2014-09. We adopted the collective standard (“ASC 606”) on August 1, 2018. See Note 5, “Revenue Recognition” for a discussion of the impact and required disclosures.

(dollar amounts in thousands except share and per share data or as otherwise noted) 5

Cantel Medical Corp.                                 2019 First Quarter Form 10-Q

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”) to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019 (our fiscal year 2021), including interim periods within that reporting period. The adoption of ASU 2018-15 is not expected to have a material impact on our financial position, results of operations or cash flows.

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”) to modify the disclosure requirements on fair value measurements in ASC 820, “Fair Value Measurement”. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019 (our fiscal year 2021), including interim periods within that reporting period. The adoption of ASU 2018-13 is not expected to have a material impact on our financial position, results of operations or cash flows.

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”) to allow for the reclassification from accumulated other comprehensive income to retained earnings of stranded tax effects resulting from the Tax Cuts and Jobs Act enacted in December 2017. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018 (our fiscal year 2020), including interim periods within that reporting period. The adoption of ASU 2018-02 is not expected to have a material impact on our financial position, results of operations or cash flows.

In August 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”) to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018 (our fiscal year 2020), including interim periods within that reporting period. The adoption of ASU 2017-12 is not expected to have a material impact on our financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU 2017-04, “(Topic 350) Simplifying the Test for Goodwill Impairment,” (“ASU 2017-04”) to simplify the test for goodwill impairment. The revised guidance eliminates the existing Step 2 of the goodwill impairment test which required an entity to compute the implied fair value of its goodwill at the testing date in order to measure the amount of the impairment charge when the fair value of the reporting unit failed Step 1 of the goodwill impairment test. The guidance will be applied on a prospective basis on or after the effective date. ASU 2017-04 is effective for fiscal years beginning after December 31, 2019 (our fiscal year 2021) and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of ASU 2017-04 is not expected to have a material impact on our financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, “(Topic 842) Leases,” (“ASU 2016-02”). The new guidance requires the recording of assets and liabilities arising from leases on the balance sheet accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements. ASU 2016-02 is effective for fiscal years beginning after December 31, 2018 (our fiscal year 2020), including interim periods within that reporting period. Early adoption is permitted as of the beginning of an interim or annual period. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”), and ASU 2018-11, “Leases (Topic 842) Targeted Improvements” (“ASU 2018-11”), which provide narrow adjustments relating to ASU 2016-02 and improvements to comparative reporting requirements for initial adoption and for separating components of a contract for lessors. We are currently in the process of evaluating the impact of the collective standard (“ASC 842”) on our financial position, results of operations and cash flows.

3.	Acquisitions

Fiscal 2019

CES business: On August 1, 2018, we acquired certain net assets of Stericycle Inc. related to its controlled environmental solutions business (“CES business”) for total cash consideration, excluding acquisition-related costs, of $17,000. The CES business is a leading provider of testing and certification, environmental monitoring and decontamination services for clean rooms and other controlled environments to ensure safety, regulatory compliance and quality control, and is included in our Life Sciences segment.

(dollar amounts in thousands except share and per share data or as otherwise noted) 6

Cantel Medical Corp.                                 2019 First Quarter Form 10-Q

Fiscal 2018

Aexis: On March 21, 2018, we purchased all of the issued and outstanding stock of Aexis Medical BVBA (“Aexis”) for total consideration, excluding acquisition-related costs, of $21,600, consisting of $20,308 of cash consideration (net of cash acquired), plus contingent consideration ranging from zero to a maximum of $1,850, which is payable upon the achievement of certain purchase order targets through March 21, 2020. Aexis specializes in advanced software solutions focused on the tracking and monitoring of instrument reprocessing for hospitals and healthcare professionals, and is included in our Medical segment.

BHT Group: On August 23, 2017, we purchased all of the issued and outstanding stock of BHT Hygienetechnik Holding GmbH (“BHT Group”), a leader in the German market in automated endoscope reprocessing and related equipment and services for total consideration (net of cash acquired), excluding acquisition related costs, of $60,216. BHT Group consists of a portfolio of high-quality automatic endoscope reprocessors, advanced endoscope storage and drying cabinets (products globally distributed by our Company prior to the acquisition under an agreement with BHT Group), washer-disinfectors for central sterile applications, associated technical service and parts as well as flexible endoscope repair services. BHT Group is included in our Medical segment.

	2019	2018
Purchase Price Allocation	CES Business(1)	Aexis(1)	BHT Group(1)
	(Preliminary)	(Preliminary)	(Final)
Purchase Price:
Cash paid	$17,000	$20,308	$60,216
Fair value of contingent consideration	—	1,292	—
Total	$17,000	$21,600	$60,216

Allocation:
Property and equipment	548	130	835
Amortizable intangible assets:
Customer relationships	8,100	1,800	12,500
Technology	—	4,600	6,200
Goodwill	6,129	17,092	40,934
Deferred income taxes	—	(1,639)	(5,881)
Other working capital	2,223	909	5,628
Contingent consideration	—	(1,292)	—
Total	$17,000	$21,600	$60,216
_______________________________________________

(1)	The excess purchase price over net assets acquired was assigned to goodwill, all of which is deductible for income tax purposes.

Unaudited Pro Forma Summary of Operations

The acquisitions above, both individually and in the aggregate, were not material to our consolidated results of operations or financial position and, therefore, pro forma financial information is not presented.

4.      Stock-Based Compensation
2016 Equity Incentive Plan

At October 31, 2018, 281,708 nonvested restricted stock awards were outstanding under the 2016 plan. No options were outstanding under the 2016 plan. At October 31, 2018, 813,905 shares were collectively available pursuant to restricted stock and other stock awards, stock options and stock appreciation rights.

(dollar amounts in thousands except share and per share data or as otherwise noted) 7

Cantel Medical Corp.                                 2019 First Quarter Form 10-Q

2006 Equity Incentive Plan

The 2006 Plan was terminated on January 7, 2016 in conjunction with the adoption of the 2016 Plan. At October 31, 2018, options to purchase 40,000 shares of common stock were outstanding, and 114 nonvested restricted stock awards were outstanding under the 2006 Plan. No additional awards will be granted under this plan.

The following table shows the components of stock-based compensation expense recognized in the condensed consolidated statements of income:

	Three Months Ended October 31,
	2018	2017
Cost of sales	$237	$115
Operating expenses:
Selling	571	365
General and administrative	1,710	1,333
Research and development	58	38
Total operating expenses	2,339	1,736
Stock-based compensation expense	$2,576	$1,851

At October 31, 2018, total unrecognized stock-based compensation expense related to total nonvested stock options and restricted stock awards was $23,664 with a remaining weighted average period of 22 months over which such expense is expected to be recognized.

We determined the fair value of our market-based restricted stock awards using a Monte Carlo simulation on the date of grant using the following assumptions:

	Three Months Ended October 31,
	2018	2017
Volatility of common stock	27.54%	26.60%
Average volatility of peer companies	36.55%	33.72%
Average correlation coefficient of peer companies	27.18%	32.26%
Risk-free interest rate	2.93%	1.62%

A summary of nonvested stock award activity for the three months ended October 31, 2018 follows:

	Number of Time-based Awards	Number of Performance-based Awards	Number of Market-based Awards	Number of Total Awards	Weighted Average Fair Value
July 31, 2018	168,320	26,076	17,710	212,106	$88.87
Granted	117,832	27,336	16,765	161,933	$91.91
Vested(1)	(80,728)	(10,235)	—	(90,963)	$76.16
Forfeited	(1,254)	—	—	(1,254)	$88.01
October 31, 2018	204,170	43,177	34,475	281,822	$94.95
_______________________________________________

(1)	The aggregate fair value of all nonvested stock awards which vested was approximately $6,930.

A summary of stock option activity for the three months ended October 31, 2018 follows:

	Number of shares	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2018	70,000	$38.60
Exercised	(30,000)	31.81
Outstanding at October 31, 2018	40,000	$43.70	1.32	$1,418
Exercisable at October 31, 2018	40,000	$43.70	1.32	$1,418

(dollar amounts in thousands except share and per share data or as otherwise noted) 8

Cantel Medical Corp.                                 2019 First Quarter Form 10-Q

During the three months ended October 31, 2018, 5,000 options vested, with an aggregate fair value of approximately $277. During the three months ended October 31, 2018, 30,000 options were exercised, with an aggregate fair value of approximately $1,787. At October 31, 2018, all outstanding options were vested.

Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the income tax benefit on stock-based compensation. For the three months ended October 31, 2018, income tax deductions of $3,059 were generated, of which $2,062 were recorded as a reduction in income tax expense over the equity awards’ vesting period and the remaining excess tax benefit of $997 was recorded as a reduction in income tax expense. For the three months ended October 31, 2017, income tax deductions of $4,125 were generated, of which $1,839 were recorded as a reduction in income tax expense over the equity awards’ vesting period and the remaining excess tax benefit of $2,286 was recorded as a reduction in income tax expense.

5.    Revenue Recognition

Adoption of “Revenue from Contracts with Customers (ASC 606)”

We adopted ASC 606, effective August 1, 2018, using the modified retrospective method applied to those contracts which were not completed as of August 1, 2018. Results for reporting beginning after August 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and will continue to be reported in accordance with our historic accounting under ASC 605.

Due to the cumulative impact of adopting ASC 606, we recorded a net increase to opening retained earnings, net of tax, as of August 1, 2018, which was not material. The impact is primarily related to the timing of revenue recognition for the shipment of products in both our Medical and Life Sciences segments where risk of loss provisions are present (“synthetic FOB destination”). The new standard does not require us to defer revenue for these products and allows us to recognize revenue at the time of shipment. The cumulative adjustment to retained earnings also includes the impact of the change in timing of revenue recognition associated with software licensing arrangements in our Medical segment. Additionally, revenue related to software renewals was historically recognized on a ratable basis over the license period. Under ASC 606, the license is considered functional intellectual property, and is considered to be transferred to the customer at a point in time, specifically, at the start of each annual renewal period. As a result, revenue related to our annual software license renewals has been accelerated.

Revenue Recognition

The following table gives information as to the net sales disaggregated by geography and product line:

	Three Months Ended October 31,
Net sales by geography	2018	2017(1)
United States	$168,938	$160,940
Europe/Africa/Middle East	32,014	28,101
Asia/Pacific	15,752	13,607
Canada	7,373	8,476
Latin America/South America	1,512	1,642
Total	$225,589	$212,766
Net sales by product line
Capital equipment	$58,132	$59,169
Consumables	136,821	128,359
Product service	29,829	24,801
All other(2)	807	437
Total	$225,589	$212,766
_______________________________________________

(1)	As noted above, prior year amounts have not been adjusted under the modified retrospective method.

(2)	Primarily includes software licensing revenues.

A portion of our medical, life sciences and dialysis sales include multiple performance obligations, whereby revenue is allocated to the equipment, installation and consumable components based upon their relative standalone selling prices, which includes comparable historical transactions of similar equipment, installation and consumables sold as stand-alone components. Revenue

(dollar amounts in thousands except share and per share data or as otherwise noted) 9

Cantel Medical Corp.                                 2019 First Quarter Form 10-Q

on capital equipment and consumables is recognized when control of the equipment or consumable transfers to the customer, which is generally driven by the underlying shipping terms of the transaction. Revenue on the installation component is recognized when the installation is complete. The most significant judgments related to these arrangements include (i) identifying the various performance obligations of these arrangements and (ii) determining the relative standalone selling price of each performance obligation.

With respect to certain of our customers, rebates are provided. Such rebates, which consist primarily of volume rebates, are provided for as a reduction of sales at the time of revenue recognition. Such allowances are determined based on estimated projections of sales volume for the entire rebate periods. If it becomes known that sales volume to customers will deviate from original projections, the rebate provisions originally established would be adjusted accordingly. We also offer certain volume-based rebates to our distribution customers, which we record as variable consideration when calculating the transaction price. We use information available at the time and our historical experience with each customer to estimate the rebate amount by applying the expected value method.

Remaining Performance Obligations

At October 31, 2018, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) was approximately $71,549, primarily within the Medical segment. We expect to recognize revenue on approximately 70% of these remaining performance obligations over the remainder of fiscal 2019 and fiscal 2020. These performance obligations primarily reflect the future product service revenues for multi-period service arrangements.

Contract Liabilities

Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. Our contract liabilities arise primarily in the Medical and Life Sciences segments when payment is received upfront for various multi-period extended service arrangements. We expect to recognize substantially all of this revenue over the next twelve months. A summary of contract liabilities activity for the three months ended October 31, 2018 follows:

Contract Liabilities
Balance, August 1, 2018	$29,015
Revenue deferred in current year	14,524
Deferred revenue recognized	(13,547)
Foreign currency translation	(163)
Balance, October 31, 2018	29,829
Contract liabilities included in Other long-term liabilities	(549)
Deferred revenue	$29,280

Practical Expedients and Policy Elections

As part of the cost to obtain a contract, we may pay incremental commissions to sales employees upon entering into a sales contract. Under ASC 606, we have elected to expense these costs as incurred when the period of benefit is less than one year. For certain multi-period contracts, we capitalize these amounts as contract costs, and amortize them based on the contract duration to which the assets relate, which ranges from two to five years. The amounts at October 31, 2018, were not material. For certain international contracts with distributors, we recognize a receivable at the point in time in which we have an unconditional right to payment. Most customers are required to pay a portion of the transaction price in advance and the remaining balance within 30 days of receiving the related products. Accordingly, we have elected to use the practical expedient which allows us to ignore the possible existence of a significant financing component within these contracts.

As a policy, for shipping and handling costs incurred after the customer has obtained control of a good, we will continue to treat these costs as a fulfillment cost rather than as an additional promised service. Additionally, in certain U.S. states, we are required to collect sales taxes from our customers, and in certain international jurisdictions, we are required to collect value added taxes. The tax collected is recorded as a liability until remitted to the taxing authority.

(dollar amounts in thousands except share and per share data or as otherwise noted) 10

Cantel Medical Corp.                                 2019 First Quarter Form 10-Q

6.    Inventories, Net

A summary of inventories is as follows:

	October 31, 2018	July 31, 2018
Raw materials and parts	$53,097	$49,054
Work-in-process	14,122	13,189
Finished goods	52,348	53,948
Reserve for excess and obsolete inventory	(8,496)	(8,599)
Total	$111,071	$107,592

7.    Derivatives
In order to hedge against the impact of fluctuations in the value of the Euro, British Pound, Canadian dollar, Australian dollar and Singapore dollar relative to the U.S. dollar on the conversion of such net assets into the functional currencies, we enter into short-term forward contracts to purchase Euros, British Pounds, Canadian dollars, Australian dollars and Singapore dollars, which contracts are one-month in duration. These short-term contracts are designated as fair value hedge instruments. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets that are denominated and ultimately settled in currencies other than each entity’s functional currency. Gains and losses related to hedging contracts to buy Euros, British Pounds, Canadian dollars, Australian dollars and Singapore dollars forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. We do not currently hedge against the impact of fluctuations in the value of the Chinese Renminbi and Sri Lankan Rupee relative to the U.S. dollar because the overall foreign currency exposure relating to these currencies is not material.

There were seven foreign currency forward contracts with an aggregate notional value of $37,684 and $30,159 at October 31, 2018 and July 31, 2018, respectively, which covered certain assets and liabilities that were denominated in currencies other than each entity’s functional currency. For the three months ended October 31, 2018 and 2017, the settlements of our forward contracts resulted in immaterial amounts of currency conversion gains and losses on the hedged items in the aggregate.

8.    Fair Value Measurements
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

For the Aexis acquisition, additional purchase price payments ranging from zero to $1,850 are contingent upon the achievement of certain purchase order targets through March 21, 2020. We estimated the original fair value of the contingent consideration using the weighted probabilities of the possible contingent payments. At the date of acquisition, we estimated the original fair value of the contingent consideration to be $1,292. We are required to reassess the fair value of contingent payments on a periodic basis. The significant inputs used in these estimates include numerous possible scenarios for the payments based on the contractual terms of the contingent consideration, for which probabilities are assigned to each scenario. Given the short term nature of the financial instrument, the contingent consideration is not discounted to present value. Although we believe our assumptions are reasonable, different assumptions or changes in the future may result in different estimated amounts.

In connection with the Jet Prep Ltd. (“Jet Prep”) acquisition in fiscal 2014, we assumed a contingent obligation payable to the Israeli Government based on future sales. This fair value measurement was based on significant inputs not observed in the market and thus represent Level 3 measurements. In November 2017, the Israeli Government formally notified us that they would forgive any future amounts payable due to our decision to exit the Jet Prep business. During the first quarter of fiscal 2018, we reduced the fair value of this obligation to zero. See Note 11, "Commitments and Contingencies."

(dollar amounts in thousands except share and per share data or as otherwise noted) 11

Cantel Medical Corp.                                 2019 First Quarter Form 10-Q

The fair values of our financial instruments measured on a recurring basis were categorized as follows:

	October 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$104	$—	$—	$104
Total assets	$104	$—	$—	$104
Liabilities:
Other long-term liabilities:
Contingent consideration	—	—	1,320	1,320
Total liabilities	$—	$—	$1,320	$1,320

	July 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$104	$—	$—	$104
Total assets	$104	$—	$—	$104
Liabilities:
Other long-term liabilities:
Contingent obligation	—	—	1,298	1,298
Total liabilities	$—	$—	$1,298	$1,298

A reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

	Aexis Contingent Consideration	Jet Prep Assumed Contingent Obligation	Total
Balance, July 31, 2018	$1,298	$—	$1,298
Loss included in general and administrative expense	22	—	22
Net purchases, issuances, sales and settlements	—	—	—
Balance, October 31, 2018	$1,320	$—	$1,320

Disclosure of Fair Value of Financial Instruments

At October 31, 2018 and July 31, 2018, the carrying amounts for cash and cash equivalents (excluding money markets), accounts receivable and accounts payable approximated fair value due to the short maturity of these instruments. At October 31, 2018 and July 31, 2018, the carrying value of our outstanding borrowings under our credit facility approximated the fair value of these obligations as the respective borrowings rates reflect prevailing market interest rates.

(dollar amounts in thousands except share and per share data or as otherwise noted) 12

Cantel Medical Corp.                                 2019 First Quarter Form 10-Q

9.	Intangibles and Goodwill

Our intangible assets consist of the following:

	October 31, 2018			July 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships(1)	$134,866	$(43,177)	$91,689	$133,347	$(45,618)	$87,729
Technology(1)	50,918	(18,724)	32,194	54,585	(19,836)	34,749
Brand names(1)	6,874	(2,774)	4,100	8,141	(3,857)	4,284
Non-compete agreements(1)	2,880	(1,505)	1,375	3,060	(1,628)	1,432
Patents and other registrations	2,855	(1,150)	1,705	2,826	(1,179)	1,647
	198,393	(67,330)	131,063	201,959	(72,118)	129,841
Trademarks and tradenames	6,695	—	6,695	7,520	—	7,520
Total intangible assets	$205,088	$(67,330)	$137,758	$209,479	$(72,118)	$137,361
_______________________________________________

(1)	During the first quarter of fiscal 2019, we wrote off $10,335 of fully amortized intangible assets.

Amortization expense related to intangible assets was $6,041 and $4,048 for the three months ended October 31, 2018 and 2017, respectively. We expect to recognize an additional $13,451 of amortization expense related to intangible assets for the remainder of fiscal 2019, and thereafter $16,288, $15,949, $15,948, $15,576 and $14,476 of amortization expense for fiscal years 2020, 2021, 2022, 2023 and 2024, respectively.

Goodwill changed during the three months ended October 31, 2018 as follows:

	Medical	Life Sciences	Dental	Dialysis	Total Goodwill
Balance, July 31, 2018	$186,690	$58,925	$114,279	$8,133	$368,027
Acquisitions	—	6,129	—	—	6,129
Foreign currency translation	(3,180)	(98)	—	—	(3,278)
Balance, October 31, 2018	$183,510	$64,956	$114,279	$8,133	$370,878

10.    Financing Arrangements
Our long-term debt consists of the following:

	October 31, 2018	July 31, 2018
Tranche A term loan outstanding	$197,500	$200,000
Unamortized debt issuance costs	(2,560)	(2,698)
Total long-term debt, net of unamortized debt issuance costs	194,940	197,302
Current portion of long-term debt	(10,000)	(10,000)
Long-term debt, net of unamortized debt issuance costs and excluding current portion	$184,940	$187,302

On June 28, 2018, we entered into a Fourth Amended and Restated Credit Agreement (the “2018 Credit Agreement”). The 2018 Agreement refinances our credit facility under the Third Amended and Restated Credit Agreement (the “Existing Credit Agreement”) dated March 4, 2014, to include a $200,000 tranche A term loan and a $400,000 revolving credit facility. Subject to the satisfaction of certain conditions precedent, including the consent of the lenders, we may from time to time increase our borrowing capacity under the revolving credit facility or tranche A term loan by an aggregate amount not to exceed $300,000. The 2018 Credit Agreement expires on June 28, 2023. Additionally, subject to certain restrictions and conditions (i) any of our domestic or foreign subsidiaries may become borrowers and (ii) borrowings may occur in multi-currencies.

At October 31, 2018, we had $197,500 of term loan A borrowings outstanding and no revolver borrowings under the 2018 Credit Agreement. The tranche A term loan is subject to principal amortization, with $10,000 due and payable in each of fiscal 2019,

(dollar amounts in thousands except share and per share data or as otherwise noted) 13

Cantel Medical Corp.                                 2019 First Quarter Form 10-Q

2020, 2021 and 2022, with the remaining $160,000 due and payable at maturity on June 28, 2023. During the three months ended October 31, 2018, we made principal payments of $2,500.

Borrowings under the 2018 Credit Agreement bear interest at rates ranging from 0.00% to 1.00% above prime rate for base rate borrowings, or at rates ranging from 1.00% to 2.00% above the London Interbank Offered Rate (“LIBOR”), depending upon our “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2018 Credit Agreement (“Consolidated EBITDA”). At October 31, 2018, the lender’s base rate was 5.25% and the LIBOR rate was 2.30%. The margins applicable to our outstanding borrowings were 0.25% above the lender’s base rate or 1.25% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at October 31, 2018. The 2018 Credit Agreement also provides for fees on the unused portion of our facility at rates ranging from 0.20% to 0.35%, depending upon our Consolidated Leverage Ratio, which was 0.20% at October 31, 2018. At October 31, 2018, the tranche A term loan interest rate was approximately 3.55%.

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

11.    Commitments and Contingencies

Contingent Consideration and Assumed Contingent Liability

At October 31, 2018, $1,320 was recorded related to the Aexis acquisition, which is for the estimated fair value of contingent consideration payable upon the achievement of certain purchase order targets through March 21, 2020. During fiscal 2017, we decided to exit the Jet Prep business that was acquired in fiscal 2014. At the time of the acquisition, we assumed a contingent obligation payable to the Israeli Government based on future sales. In November 2017, the Israeli Government formally notified us that they would forgive any future amounts payable due to our decision to exit the Jet Prep business. As a result of this formal notification, we reduced the $1,138 contingent obligation to zero during the first quarter of fiscal 2018, resulting in a benefit through other income for the three months ended October 31, 2017.

Legal Matters

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

Cantel Medical Corp.                                 2019 First Quarter Form 10-Q

The following table sets forth the computation of basic and diluted EPS available to stockholders of common stock (excluding participating securities):

	Three Months Ended October 31,
	2018	2017
Numerator for basic and diluted earnings per share:
Net income	$19,242	$22,929
Less income allocated to participating securities	(33)	(124)
Net income available to common shareholders	$19,209	$22,805
Denominator for basic and diluted earnings per share, adjusted for participating securities:
Denominator for basic earnings per share - weighted average number of shares outstanding attributable to common stock	41,640,745	41,521,952
Dilutive effect of stock awards using the treasury stock method and the average market price for the year	65,028	66,233
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	41,705,773	41,588,185
Earnings per share attributable to common stock:
Basic earnings per share	$0.46	$0.55
Diluted earnings per share	$0.46	$0.55
Stock options excluded from weighted average dilutive common shares because their inclusion would have been anti-dilutive	—	—

A reconciliation of weighted average number of shares and common stock equivalents attributable to common stock, as determined above, to our total weighted average number of shares and common stock equivalents, including participating securities, is set forth in the following table:

	Three Months Ended October 31,
	2018	2017
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	41,705,773	41,588,185
Participating securities	69,452	225,675
Total weighted average number of shares and common stock equivalents attributable to both common stock and participating securities	41,775,225	41,813,860

13.    Income Taxes

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

Section 15 of the Internal Revenue Code (the “Code”) governs rate changes and was not amended by the 2017 Tax Act. Section 15 requires a blended tax rate for fiscal-year taxpayers for their fiscal year that includes the effective date of the rate change, which was January 1, 2018. As a result of the 2017 Tax Act, we revised our estimated annual effective rate to reflect the change in the U.S. federal statutory rate by computing a tentative tax under both rates, and then prorating the tentative tax based on the number of days with and without the rate change to arrive at a blended tax rate of 26.9%, as required by the Code. This blended rate was

(dollar amounts in thousands except share and per share data or as otherwise noted) 15

Cantel Medical Corp.                                 2019 First Quarter Form 10-Q

applied for fiscal 2018 (beginning with the second quarter) and the new U.S. federal statutory rate of 21% applies to fiscal 2019 and beyond.

Given the significant complexity of the 2017 Tax Act, anticipated guidance from the U.S. Treasury concerning implementation of the 2017 Tax Act, and the potential for additional guidance from the SEC or the FASB related to the 2017 Tax Act, the provisional estimates we recorded may require adjustment during the measurement period. The provisional estimates were based on our understanding of the 2017 Tax Act and other information available at the time of the estimates, including assumptions and expectations about future events, such as projected financial performance, and are subject to further refinement as additional information becomes available, including potential new or interpretative guidance issued by the SEC, the FASB, or the Internal Revenue Service (“IRS”). We continue to analyze the calculations of earnings and profits in certain foreign subsidiaries, including whether those earnings are held in cash or other assets, as well as the state tax impact of the 2017 Tax Act. Furthermore, such analysis includes but is not limited to provisions that take effect in fiscal 2019 and not subject to SAB 118 such as GILTI and certain employee expense deductions. In the fourth quarter ended July 31, 2018, we recorded a benefit of $8,657 due to the impact of the 2017 Tax Act on our deferred tax assets and liabilities on the basis of actual fiscal 2018 results of operations.

A reconciliation of the consolidated effective income tax rate from the three months ended October 31, 2017 to the three months ended October 31, 2018 is as follows:

Effective Rate, October 31, 2017	27.4%
U.S. federal statutory rate decrease	(14.0)%
Foreign operations	5.0%
State taxes	0.9%
Excess tax benefit	3.4%
Other	2.3%
Effective Rate, October 31, 2018	25.0%

14.    Accumulated Other Comprehensive Loss

The components and changes in accumulated other comprehensive loss were as follows:

	Three Months Ended October 31,
	2018	2017
Beginning balance	$(11,456)	$(9,900)
Other comprehensive loss for foreign currency translation	(5,223)	(1,233)
Ending balance	$(16,679)	$(11,133)

15.    Reportable Segments
In accordance with ASC Topic 280, “Segment Reporting,” (“ASC 280”), we have determined our reportable business segments based upon an assessment of product types, organizational structure, customers and internally prepared financial statements. The primary factors used by us in analyzing segment performance are net sales and income from operations.

During the first quarter of fiscal 2019, we changed the names of our reportable segments to better align with our key customers and the markets we serve. As a result of this change, our industrial biological and chemical indicator business has moved from the Dental segment to the Life Sciences segment. Prior year segment disclosures have been recast to conform to the current year presentation.

Our reportable segments are as follows:

Medical: designs, develops, manufactures, sells and installs a comprehensive offering of products and services comprising a complete circle of infection prevention solutions. Our products include endoscope reprocessing and endoscopy procedure products.

Life Sciences: designs, develops, manufactures, sells, and installs water purification systems for medical, pharmaceutical and other bacteria controlled applications. We also provide filtration/separation and disinfectant technologies to the medical and life science markets through a worldwide distributor network. Two customers collectively accounted for approximately 43.9% and 53.4% of our Life Sciences segment net sales for the three months ended October 31, 2018 and 2017, respectively.

(dollar amounts in thousands except share and per share data or as otherwise noted) 16

Cantel Medical Corp.                                 2019 First Quarter Form 10-Q

Dental: designs, manufactures, sells, supplies and distributes a broad selection of infection prevention healthcare products, the majority of which are single-use products used by dental practitioners. Three customers collectively accounted for approximately 50.2% and 49.1% of our Dental segment net sales for the three months ended October 31, 2018 and 2017, respectively.

Dialysis: designs, develops, manufactures, sells and services reprocessing systems and sterilants for dialyzers (a device serving as an artificial kidney), as well as dialysate concentrates and supplies utilized for renal dialysis. Two customers accounted for approximately 41.4% and 43.1% of our Dialysis segment net sales for the three months ended October 31, 2018 and 2017, respectively. These customers are the same two customers noted above under our Life Sciences segment.

None of our customers accounted for 10% or more of our consolidated net sales for the three months ended October 31, 2018 and 2017.

Information as to reportable segments is summarized below:

	Three Months Ended October 31,
Net sales	2018	2017
Medical	$127,552	$112,385
Life Sciences	53,345	54,770
Dental	36,628	37,677
Dialysis	8,064	7,934
Total net sales	$225,589	$212,766

	Three Months Ended October 31,
Income from operations	2018	2017
Medical	$25,211	$19,684
Life Sciences	6,331	10,375
Dental	5,925	8,675
Dialysis	1,384	2,099
	38,851	40,833
General corporate expenses	11,173	9,199
Total income from operations	$27,678	$31,634

16.    Subsequent Event

On November 12, 2018, we entered into a definitive agreement to purchase Omnia S.p.A. (“Omnia”), an Italian-based market leader in dental surgical consumables solutions, for total consideration, excluding acquisition-related costs, of $31,900, consisting of $26,100 of cash and stock consideration (net of cash acquired), plus contingent consideration ranging from zero to a maximum of $5,800, which is payable upon the achievement of certain performance-based targets. Omnia’s business consists of a wide-ranging portfolio of sutures, irrigation tubing and customized dental surgical procedure kits, with a focus on procedure room set-up and cross-contamination prevention. Omnia will be included in our Dental segment.

(dollar amounts in thousands except share and per share data or as otherwise noted) 17

Cantel Medical Corp.                                 2019 First Quarter Form 10-Q

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand Cantel. The MD&A is provided as a supplement to and should be read in conjunction with our financial statements and the accompanying notes.

Overview
Cantel is a leading provider of infection prevention products and services in the healthcare market, specializing in the following reportable segments: Medical, Life Sciences, Dental and Dialysis. Most of our equipment, consumables and supplies are used to help prevent the occurrence or spread of infections.

First Quarter 2019 Highlights

Some of our key financial results for the three months ended October 31, 2018 compared with the three months ended October 31, 2017 were as follows:

•	Net sales increased by 6.0% to $225,589 from $212,766, with organic net sales growth of 4.3%

•	Net income decreased by 16.1% to $19,242 from $22,929

•	Non-GAAP net income increased by 7.7% to $25,891 from $24,041

•	Diluted EPS decreased by 16.0% to $0.46 from $0.55

•	Non-GAAP diluted EPS increased by 7.9% to $0.62 from $0.57

•	Adjusted EBITDAS increased by 0.8% to $44,771 from $44,395

See Non-GAAP Financial Measures below.

Reportable Segment Name Changes

During the first quarter of fiscal 2019, we changed the names of our reportable segments to better align with our key customers and the markets we serve. As a result of this change, our industrial biological and chemical indicator business has moved from the Dental segment to the Life Sciences segment. Prior year segment disclosures have been recast to conform to the current year presentation.

Acquisitions

On November 12, 2018, we entered into a definitive agreement to purchase Omnia S.p.A. (“Omnia”), an Italian-based market leader in dental surgical consumables solutions, for total consideration, excluding acquisition-related costs, of $31,900, consisting of $26,100 of cash and stock consideration (net of cash acquired), plus contingent consideration ranging from zero to a maximum of $5,800, which is payable upon the achievement of certain performance-based targets. Omnia’s business consists of a wide-ranging portfolio of sutures, irrigation tubing and customized dental surgical procedure kits, with a focus on procedure room set-up and cross-contamination prevention. Omnia will be included in our Dental segment.

On August 1, 2018, we acquired certain net assets of Stericycle Inc. related to its controlled environmental solutions business (“CES business”) for total cash consideration, excluding acquisition-related costs, of $17,000. The CES business is a leading provider of testing and certification, environmental monitoring and decontamination services for clean rooms and other controlled environments to ensure safety, regulatory compliance and quality control, and is included in our Life Sciences segment.

(dollar amounts in thousands except share and per share data or as otherwise noted) 18

Cantel Medical Corp.                                 2019 First Quarter Form 10-Q

Results of Operations

The following tables give information as to the percentages of net sales represented by selected items reflected in our condensed consolidated statements of income.

	Three Months Ended October 31,				Percentage Change
Statement of Income Data:	2018		2017
Net sales	$225,589	100.0%	$212,766	100.0%	6.0%
Cost of sales	120,340	53.3%	112,107	52.7%	7.3%
Gross profit	105,249	46.7%	100,659	47.3%	4.6%

Selling	33,958	15.1%	31,600	14.8%	7.5%
General and administrative	36,535	16.2%	32,096	15.1%	13.8%
Research and development	7,078	3.1%	5,329	2.5%	32.8%
Total operating expenses	77,571	34.4%	69,025	32.4%	12.4%

Income from operations	27,678	12.3%	31,634	14.9%	(12.5)%

Interest expense, net	2,026	0.9%	1,189	0.6%	70.4%
Other income	—	—%	(1,138)	(0.5)%	—%
Income before income taxes	25,652	11.4%	31,583	14.8%	(18.8)%
Income taxes	6,410	2.9%	8,654	4.0%	(25.9)%
Net income	$19,242	8.5%	$22,929	10.8%	(16.1)%

The following table gives information as to the net sales by reportable segment and geography, as well as the related percentage of such net sales to the total net sales.

	Three Months Ended October 31,
Net sales by segment	2018		2017
Medical	$127,552	56.5%	$112,385	52.8%
Life Sciences	53,345	23.6%	54,770	25.7%
Dental	36,628	16.2%	37,677	17.7%
Dialysis	8,064	3.7%	7,934	3.8%
Total net sales	$225,589	100.0%	$212,766	100.0%
Net sales by geography
United States	$168,938	74.9%	$160,940	75.6%
International	56,651	25.1%	51,826	24.4%
Total net sales	$225,589	100.0%	$212,766	100.0%

(dollar amounts in thousands except share and per share data or as otherwise noted) 19

Cantel Medical Corp.                                 2019 First Quarter Form 10-Q

The following table gives information as to the amount of income from operations, as well as income from operations as a percentage of net sales, for each of our reportable segments.

	Three Months Ended October 31,
Income from operations by segment	2018		2017
Medical	$25,211	19.8%	$19,684	17.5%
Life Sciences	6,331	11.9%	10,375	18.9%
Dental	5,925	16.2%	8,675	23.0%
Dialysis	1,384	17.2%	2,099	26.5%
Income from operations by segment	38,851	17.2%	40,833	19.2%
General corporate expenses	11,173	4.9%	9,199	4.3%
Income from operations	$27,678	12.3%	$31,634	14.9%

Net Sales

Total net sales increased by $12,823 or 6.0%, to $225,589 for the three months ended October 31, 2018 from $212,766 for the three months ended October 31, 2017, which consisted of an increase of 4.3% in organic sales, an increase of 2.3% in net sales due to acquisitions and a decrease of 0.6% due to foreign currency translation. International net sales increased by $4,825 or 9.3%, to $56,651 for the three months ended October 31, 2018 from $51,826 for the three months ended October 31, 2017. The 9.3% increase in international net sales consists of 8.1% organic sales growth, a 3.7% increase due to acquisitions, and a decrease of 2.5% due to foreign currency translation.

Medical. Net sales increased by $15,167 or 13.5%, for the three months ended October 31, 2018 compared with the three months ended October 31, 2017, which consisted of 12.8% organic sales growth, a 1.7% increase due to acquisitions and a decrease of 1.0% due to foreign currency translation. The increase in organic net sales was primarily due to capital equipment sales in both the United States and internationally, and recurring revenue growth in all other product lines.

Life Sciences. Net sales decreased by $1,425 or 2.6% for the three months ended October 31, 2018 compared with the three months ended October 31, 2017. The decrease was primarily due to softness in demand for capital equipment, primarily in the medical water business, partially offset by acquisition-related growth. Foreign currency translation decreased net sales by 0.3%, for the three months ended October 31, 2018.

Dental. Net sales decreased by $1,049 or 2.8%, for the three months ended October 31, 2018 compared with the three months ended October 31, 2017. The decrease was primarily driven by a decrease in sales to our distributor network due to inventory adjustments within our channel, partially offset by acquisition-related growth.

Dialysis. Net sales increased by $130 or 1.6%, for the three months ended October 31, 2018 compared with the three months ended October 31, 2017, primarily due to the increase in sales volume for our domestic concentrate.

Gross Profit

Gross profit increased by $4,590 or 4.6%, to $105,249 for the three months ended October 31, 2018 from $100,659 for the three months ended October 31, 2017. Gross profit as a percentage of net sales for the three months ended October 31, 2018 and 2017 was 46.7% and 47.3%, respectively. The decrease in gross profit as a percentages of net sales for the three months ended October 31, 2018 was primarily due to the reclassification of certain compensation and benefit-related costs that had previously been recorded in operating expenses into cost of sales, partially offset by higher gross margins from recent acquisitions and higher material costs. The reclassification negatively impacted gross profit as a percentage of net sales by approximately 0.3% for the three months ended October 31, 2018. Excluding the impact of acquisition-related and restructuring-related items, gross profit as a percentage of net sales for the three months ended October 31, 2018 and 2017 was 46.8% and 48.0%, respectively.

Operating Expenses

Operating expenses as a percentage of net sales for the three months ended October 31, 2018 and 2017 was 34.4% and 32.4%, respectively. As stated above, there was a reclassification of certain salary and benefit related costs that had previously been recorded in operating expenses into cost of sales, which positively impacted operating expenses as a percentage of net sales by approximately 0.3% for the three months ended October 31, 2018.

(dollar amounts in thousands except share and per share data or as otherwise noted) 20

Cantel Medical Corp.                                 2019 First Quarter Form 10-Q

Selling expenses increased by $2,358 or 7.5%, to $33,958 for the three months ended October 31, 2018 from $31,600 for the three months ended October 31, 2017. The increase was primarily due to selling and marketing expenses of our recent acquisitions, and to a lesser extent higher compensation-related costs. Selling expenses as a percentage of net sales were 15.1% and 14.8% for the three months ended October 31, 2018 and 2017, respectively.

General and administrative expenses increased by $4,439 or 13.8%, to $36,535 for the three months ended October 31, 2018 from $32,096 for the three months ended October 31, 2017. The increase was primarily due to an increase in acquisition-related items (such as transaction and integration-related costs), higher amortization expense as a result of our recent acquisitions, higher restructuring-related expenses, and the addition of internal and external resources which support various growth initiatives and compliance requirements. General and administrative expenses as a percentage of net sales were 16.2% and 15.1% for the three months ended October 31, 2018 and 2017, respectively.

 Research and development expenses (which include continuing engineering costs) increased by $1,749 or 32.8%, to $7,078 for the three months ended October 31, 2018 from $5,329 for the three months ended October 31, 2017. The increase was primarily due to additional product development initiatives primarily in our Medical segment and to a lesser extent in our Life Sciences segment. Research and development expenses as a percentage of net sales were 3.1% and 2.5% for the three months ended October 31, 2018 and 2017, respectively.

Income from Operations

Medical. Income from operations increased by $5,527 or 28.1%, for the three months ended October 31, 2018 compared with the three months ended October 31, 2017. The increase was primarily due to increased sales volume in the United States and internationally for capital equipment, as further explained above. This was partially offset by increases in acquisition-related and compensation-related costs and inflationary pressures on gross profit.

Life Sciences. Income from operations decreased by $4,044 or 39.0%, for the three months ended October 31, 2018 compared with the three months ended October 31, 2017. The decrease was primarily due to lower net sales, restructuring-related costs (including the accelerated amortization of certain intangible assets) and an increase in research and development costs.

Dental. Income from operations decreased by $2,750 or 31.7%, for the three months ended October 31, 2018 compared with the three months ended October 31, 2017. The decrease was primarily due to lower net sales and reduced gross profit (resulting from decreased productivity and inflationary pressures).

Dialysis. Income from operations decreased by $715 or 34.1%, for the three months ended October 31, 2018 compared with the three months ended October 31, 2017. The decrease was primarily due to the shift to lower margin products, partially offset by higher net sales.

General Corporate Expenses

General corporate expenses relate to unallocated corporate costs primarily related to executive management personnel as well as costs associated with certain facets of our acquisition program and being a publicly traded company. Such expenses increased by $1,974 or 21.5%, for the three months ended October 31, 2018 from the three months ended October 31, 2017. The increase was primarily due to acquisition-related charges and the addition of internal and external resources which support various growth initiatives and compliance requirements.

Interest Expense, Net

Interest expense, net increased by $837 or 70.4%, to $2,026 for the three months ended October 31, 2018 from $1,189 for the three months ended October 31, 2017. This increase resulted from an increase in the average outstanding borrowings due to the funding of acquisitions and to a lesser extent higher variable interest rates.

Other Income

Other income of $1,138 for the three months ended October 31, 2017 represents the favorable resolution of the contingent liability associated with the Jet Prep acquisition.

(dollar amounts in thousands except share and per share data or as otherwise noted) 21

Cantel Medical Corp.                                 2019 First Quarter Form 10-Q

Income Taxes

The consolidated effective tax rate decreased by 2.4% to 25.0% for the three months ended October 31, 2018 from 27.4% for the three months ended October 31, 2017. The decrease was primarily attributed to the change in the federal statutory rate resulting from the 2017 Tax Act, partially offset by foreign and state income taxes, the loss of the Domestic Production Allowance Deduction as a result of the 2017 Tax Act and the reduction of the excess tax benefit on stock compensation.

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

During the three months ended October 31, 2018, we recorded specific discrete tax items associated with our international operations that were unrelated to fiscal 2019. As these items are unrepresentative of our normal effective tax rate, we excluded their impact on net income and diluted EPS to arrive at our non-GAAP financial measures.

(dollar amounts in thousands except share and per share data or as otherwise noted) 22

Cantel Medical Corp.                                 2019 First Quarter Form 10-Q

In November 2017, the Israeli Government notified us that they would forgive any future amounts due under a contingent obligation payable from a previous acquisition. As a result of this formal notification, we reduced the $1,138 contingent obligation payable to zero during the three months ended October 31, 2017, resulting in a gain through other income. Since this gain was irregular, we made an adjustment to our net income and diluted EPS to exclude this gain to arrive at our non-GAAP financial measures.

Three Months Ended October 31, 2018

We made adjustments to net income and diluted EPS to exclude (i) amortization expense of purchased intangible assets, (ii) acquisition-related items, (iii) other business optimization and restructuring-related charges, (iv) excess tax benefits applicable to stock compensation, (v) tax matters and (vi) litigation matters to arrive at our non-GAAP financial measures, non-GAAP net income and non-GAAP diluted EPS.

Three Months Ended October 31, 2017

We made adjustments to net income and diluted EPS to exclude (i) amortization expense of purchased intangible assets, (ii) acquisition-related items, (iii) other business optimization and restructuring-related charges, (iv) excess tax benefits applicable to stock compensation and (v) the resolution of the contingent liability associated with the Jet Prep acquisition to arrive at our non-GAAP financial measures, non-GAAP net income and non-GAAP diluted EPS.

The reconciliations of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS were calculated as follows:

	Three Months Ended October 31,
	2018		2017
Net income/Diluted EPS, as reported	$19,242	$0.46	$22,929	$0.55
Intangible amortization, net of tax(1)	4,626	0.11	2,869	0.07
Acquisition-related items, net of tax(2)	1,349	0.03	1,081	0.03
Restructuring-related charges, net of tax(3)	641	0.02	586	0.01
Excess tax benefit(4)	(997)	(0.02)	(2,286)	(0.05)
Tax matters(4)	896	0.02	—	—
Litigation matters(1)	134	—	—	—
Resolution of contingent liability(5)	—	—	(1,138)	(0.03)
Non-GAAP net income/Non-GAAP diluted EPS	$25,891	$0.62	$24,041	$0.57
________________________________________________

(1)	Amounts were recorded in general and administrative expenses.

(2)
For the three months ended October 31, 2018, pre-tax acquisition-related items of $217 were recorded in net sales, $54 were recorded in cost of sales and $1,555 were recorded in general and administrative expenses. For the three months ended October 31, 2017, pre-tax acquisition-related items of $893 were recorded in cost of sales and $916 were recorded in general and administrative expenses.

(3)
For the three months ended October 31, 2018, pre-tax restructuring-related items of $166 were recorded in cost of sales and $680 were recorded in general and administrative expenses. For the three months ended October 31, 2017, pre-tax restructuring-related items of $505 were recorded in cost of sales and $443 were recorded in general and administrative expenses.

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

We define adjusted EBITDAS as EBITDAS excluding the same non-GAAP adjustments to net income discussed above. We use adjusted EBITDAS when evaluating operating performance because we believe the exclusion of such adjustments, of which a significant portion are non-cash items, is necessary to provide the most accurate measure of on-going core operating results and to evaluate comparative results period over period.

(dollar amounts in thousands except share and per share data or as otherwise noted) 23

Cantel Medical Corp.                                 2019 First Quarter Form 10-Q

The reconciliations of net income to EBITDAS and adjusted EBITDAS were calculated as follows:

	Three Months Ended October 31,
	2018	2017
Net income, as reported	$19,242	$22,929
Interest expense, net	2,026	1,189
Income taxes	6,410	8,654
Depreciation	4,691	4,036
Amortization	6,041	4,048
Loss on disposal of fixed assets	1,053	69
Stock-based compensation expense	2,576	1,851
EBITDAS	42,039	42,776
Acquisition-related items	1,827	1,809
Restructuring-related charges(1)	742	948
Litigation matters	163	—
Resolution of contingent liability	—	(1,138)
Adjusted EBITDAS	$44,771	$44,395
________________________________________________

(1)	Excludes stock-based compensation expense.

We define net debt as long-term debt less cash and cash equivalents. Each of the components of net debt appears on our consolidated balance sheets. We believe that the presentation of net debt provides useful information to investors because we review net debt as part of our management of our overall liquidity, financial flexibility, capital structure and leverage.

	October 31, 2018	July 31, 2018
Long-term debt (excluding debt issuance costs)	$197,500	$200,000
Less cash and cash equivalents	(64,030)	(94,097)
Net debt	$133,470	$105,903

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

Cash Flows

Net Cash Provided by Operating Activities. Net cash provided by operating activities increased by $2,197 or 7.3%, to $32,269 for the three months ended October 31, 2018 from $30,072 for the three months ended October 31, 2017, primarily due to the timing of accounts payable and annual insurance premiums, partially offset by decreased cash collections of outstanding accounts receivable and the decrease in net income.

(dollar amounts in thousands except share and per share data or as otherwise noted) 24

Cantel Medical Corp.                                 2019 First Quarter Form 10-Q

Net Cash Used in Investing Activities. Net cash used in investing activities decreased by $11,003 or 16.5%, to $55,834 for the three months ended October 31, 2018 from $66,837 for the three months ended October 31, 2017, primarily due to a decrease in cash paid for acquisitions, partially offset by increase in capital expenditures (primarily related to the purchase of a new facility and our enterprise resource planning project).

Net Cash (Used in) Provided by Financing Activities. Net cash (used in) provided by financing activities increased by $42,966 or 118.8%, to $6,788 for the three months ended October 31, 2018 from $36,178 for the three months ended October 31, 2017, primarily due to a reduction in debt repayments due the nature of our term loan, which provides for fixed quarterly principal payments.

Debt

At October 31, 2018, we had $197,500 of outstanding term loan borrowings under our Fourth Amended and Restated Credit Agreement (the “2018 Credit Agreement”).

For further information regarding the 2018 Credit Agreement, including a description of affirmative and negative covenants, see Note 10 to our condensed consolidated financial statements in Part I, Item 1 of this report.

Financing Needs

At October 31, 2018, our long-term debt (excluding debt issuance costs) of $197,500, net of our cash and cash equivalents of $64,030, was $133,470. Stockholders' equity as of that date was $622,360.

Our operating segments generate significant cash from operations. At October 31, 2018, we had a cash balance of $64,030, of which $35,087 was held by foreign subsidiaries. Our foreign cash is needed by our foreign subsidiaries for working capital purposes as well as for current international growth initiatives. Accordingly, our foreign unremitted earnings are considered indefinitely reinvested and unavailable for repatriation.

We believe that our current cash position, anticipated cash flows from operations and the funds available under our 2018 Credit Agreement will be sufficient to satisfy our worldwide cash operating requirements for the foreseeable future based upon our existing operations, particularly given that we historically have not needed to borrow for working capital purposes. At November 30, 2018, approximately $399,729 was available under our 2018 Credit Agreement.

Critical Accounting Policies
There were no changes to our critical accounting policies from those disclosed in our 2018 Annual Report on Form 10-K.

Forward Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, or forecasts about our businesses, the industries in which we operate, and the current beliefs and assumptions of management; they do not relate strictly to historical or current facts. Without limiting the foregoing, words or phrases such as “expect,” “anticipate,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “may,” “could” and variations of such words and similar expressions generally identify forward-looking statements. In addition, any statements that refer to predictions or projections of our future financial performance, anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions about future events, activities or developments and are subject to numerous risks, uncertainties, and assumptions that are difficult to predict. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made. Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under Item 1A of the 2018 Annual Report on Form 10-K, entitled Risk Factors. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

(dollar amounts in thousands except share and per share data or as otherwise noted) 25

Cantel Medical Corp.                                 2019 First Quarter Form 10-Q

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the information reported in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2018 Annual Report on Form 10-K.
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
Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that the design and operation of these disclosure controls and procedures were effective and designed to ensure that material information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports is (i) recorded, processed, summarized and reported within the time periods specified by the SEC and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
We have evaluated our internal control over financial reporting and determined that no changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below.
On March 21, 2018, we acquired Aexis, and on August 1, 2018, we acquired the CES business, as more fully described in Note 3 to the condensed consolidated financial statements. During the initial transition period following the acquisitions, we enhanced our internal control process to ensure that all financial information related to these acquisitions was properly reflected in our condensed consolidated financial statements. We expect all aspects of the Aexis business and CES business will be fully integrated into our existing overall internal control structure during fiscal 2019.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings
None.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our 2018 Annual Report on Form 10‑K. The risk factors disclosed in Part I, Item 1A to our 2018 Annual Report on Form 10-K, in addition to the other information set forth in this report, could materially affect our business, financial condition, or results of operations.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table represents information with respect to purchases of common stock made by the Company during the current quarter:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the program
August 1 - August 31	793	$94.40	—	—
September 1 - September 30	59	$96.39	—	—
October 1 - October 31	47,392	$88.78	—	—
Total	48,244	$88.88	—	—
The Company does not currently have a repurchase program. All of the shares purchased during the current quarter represent shares surrendered to the Company to pay employee withholding taxes due upon the vesting of restricted stock.

26

Cantel Medical Corp.                                 2019 First Quarter Form 10-Q

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
None.
Item 6.    Exhibits

10.1	Cantel Medical Corp. 2016 Equity Incentive Plan (as amended through October 31, 2018)

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

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

Cantel Medical Corp.                                 2019 First Quarter Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANTEL MEDICAL CORP.

Date: November 30, 2018

	By:	/s/ Jorgen B. Hansen
Jorgen B. Hansen,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Peter G. Clifford
Peter G. Clifford,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Brian R. Capone
Brian R. Capone
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

28