Form 10-Q
period 2019-01-31
CANTEL MEDICAL CORP
filed 2019-03-01
CIK 19446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q

☒Quarterly Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2019.

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

Number of shares of common stock outstanding as of February 28, 2019: 41,721,300.

Cantel Medical Corp.                                 2019 Second Quarter Form 10-Q

Cantel Medical Corp.                                 2019 Second Quarter Form 10-Q

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
Condensed Consolidated Balance Sheets
(Unaudited)

	January 31, 2019	July 31, 2018
Assets
Current assets:
Cash and cash equivalents	$71,031	$94,097
Accounts receivable, net of allowance for doubtful accounts of $1,498 and $1,149	127,093	118,642
Inventories, net	115,886	107,592
Prepaid expenses and other current assets	21,801	17,912
Total current assets	335,811	338,243

Property and equipment, net	164,836	111,417
Intangible assets, net	141,548	137,361
Goodwill	371,015	368,027
Other assets	5,140	5,749
Deferred income taxes	3,683	2,911
Total assets	$1,022,033	$963,708

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$35,138	$34,258
Compensation payable	21,681	30,595
Accrued expenses	28,132	28,525
Deferred revenue	27,136	28,614
Current portion of long-term debt	10,000	10,000
Income taxes payable	561	2,791
Total current liabilities	122,648	134,783

Long-term debt	227,577	187,302
Deferred income taxes	25,301	27,624
Other long-term liabilities	4,904	5,132
Total liabilities	380,430	354,841
Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	$—	$—
Common Stock, par value $0.10 per share; authorized 75,000,000 shares; issued 46,307,808 shares and outstanding 41,721,186 shares as of January 31, 2019; issued 46,243,582 shares and outstanding 41,706,084 shares as of July 31, 2018	4,631	4,624
Additional paid-in capital	192,202	184,212
Retained earnings	526,274	491,540
Accumulated other comprehensive loss	(17,096)	(11,456)
Treasury Stock, at cost; 4,586,622 shares as of January 31, 2019; 4,537,498 shares as of July 31, 2018	(64,408)	(60,053)
Total stockholders’ equity	641,603	608,867
Total liabilities and stockholders’ equity	$1,022,033	$963,708
See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 1

Cantel Medical Corp.                                 2019 Second Quarter Form 10-Q

Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Net sales
Product sales	$194,013	$186,484	$389,773	$374,449
Product service	30,525	26,550	60,354	51,351
Total net sales	224,538	213,034	450,127	425,800

Cost of sales
Product sales	100,418	94,144	199,728	189,243
Product service	19,445	17,655	40,475	34,663
Total cost of sales	119,863	111,799	240,203	223,906

Gross profit	104,675	101,235	209,924	201,894

Expenses:
Selling	33,198	30,922	67,156	62,522
General and administrative	37,358	32,188	73,893	64,284
Research and development	7,923	5,643	15,001	10,972
Total operating expenses	78,479	68,753	156,050	137,778

Income from operations	26,196	32,482	53,874	64,116

Interest expense, net	2,207	1,135	4,233	2,324
Other income, net	(1,313)	—	(1,313)	(1,138)

Income before income taxes	25,302	31,347	50,954	62,930

Income taxes	6,502	(1,141)	12,912	7,513

Net income	$18,800	$32,488	$38,042	$55,417

Earnings per common share:
Basic	$0.45	$0.78	$0.91	$1.33
Diluted	$0.45	$0.78	$0.91	$1.33
Dividends per common share	$0.10	$0.09	$0.10	$0.09

See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 2

Cantel Medical Corp.                                 2019 Second Quarter Form 10-Q

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Net income	$18,800	$32,488	$38,042	$55,417

Other comprehensive loss (income):
Foreign currency translation	(417)	12,379	(5,640)	11,146
Total other comprehensive loss (income)	(417)	12,379	(5,640)	11,146

Comprehensive income	$18,383	$44,867	$32,402	$66,563
See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 3

Cantel Medical Corp.                                 2019 Second Quarter Form 10-Q

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury stock, at cost	Total Stockholders’ Equity
	Number of Shares Outstanding
		Amount
Balance, July 31, 2018	41,706,084	$4,624	$184,212	$491,540	$(11,456)	$(60,053)	$608,867
Repurchases of shares	(37,802)	—	—	—	—	(4,288)	(4,288)
Stock-based compensation	—	—	2,576	—	—	—	2,576
Equity vestings/option exercises	53,320	7	948	—	—	—	955
Cancellations of restricted stock	(286)	—	—	—	—	—	—
Dividends on common stock	—	—	—	—	—	—	—
Net income	—	—	—	19,242	—	—	19,242
Cumulative impact of 606 adoption	—	—	—	865	—	—	865
Other	—	—	(634)	—	—	—	(634)
Other comprehensive loss	—	—	—	—	(5,223)	—	(5,223)
Balance, October 31, 2018	41,721,316	$4,631	$187,102	$511,647	$(16,679)	$(64,341)	$622,360
Repurchases of shares	(880)	—	—	—	—	(67)	(67)
Stock-based compensation	—	—	3,587	—	—	—	3,587
Equity vestings/option exercises	1,857	—	—	—	—	—	—
Cancellations of restricted stock	(1,107)	—	—	—	—	—	—
Dividends on common stock	—	—	—	(4,173)	—	—	(4,173)
Net income	—	—	—	18,800	—	—	18,800
Other	—	—	1,513	—	—	—	1,513
Other comprehensive loss	—	—	—	—	(417)	—	(417)
Balance, January 31, 2019	41,721,186	$4,631	$192,202	$526,274	$(17,096)	$(64,408)	$641,603

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury stock, at cost	Total Stockholders’ Equity
	Number of Shares Outstanding
		Amount
Balance, July 31, 2017	41,728,934	$4,619	$174,602	$407,590	$(9,900)	$(52,979)	$523,932
Repurchases of shares	(52,008)	—	—	—	—	(5,822)	(5,822)
Stock-based compensation	—	—	1,851	—	—	—	1,851
Equity vestings/option exercises	42,168	5	874	—	—	—	879
Cancellations of restricted stock	(1,315)	—	—	—	—	—	—
Dividends on common stock	—	—	—	—	—	—	—
Net income	—	—	—	22,929	—	—	22,929
Other	88,100	10	32	—	—	—	42
Other comprehensive loss	—	—	—	—	(1,233)	—	(1,233)
Balance, October 31, 2017	41,805,879	$4,634	$177,359	$430,519	$(11,133)	$(58,801)	$542,578
Repurchases of shares	(1,272)	—	—	—	—	(131)	(131)
Stock-based compensation	—	—	2,739	—	—	—	2,739
Equity vestings/option exercises	—	—	—	—	—	—	—
Cancellations of restricted stock	(1,604)	—	—	—	—	—	—
Dividends on common stock	—	—	—	(3,545)	—	—	(3,545)
Net income	—	—	—	32,488	—	—	32,488
Other	(88,100)	(10)	(15)	—	—	—	(25)
Other comprehensive loss	—	—	—	—	12,379	—	12,379
Balance, January 31, 2018	41,714,903	$4,624	$180,083	$459,462	$1,246	$(58,932)	$586,483

(dollar amounts in thousands except share and per share data or as otherwise noted) 4

Cantel Medical Corp.                                 2019 Second Quarter Form 10-Q

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended January 31,
	2019	2018
Cash flows from operating activities
Net income	$38,042	$55,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,563	8,190
Amortization	10,552	8,412
Stock-based compensation expense	6,163	4,590
Deferred income taxes	(3,096)	(6,453)
Other non-cash items, net	(154)	299
Changes in assets and liabilities, net of effects of acquisitions/dispositions:
Accounts receivable	(6,909)	1,145
Inventories	(9,517)	(8,073)
Prepaid expenses and other assets	(2,980)	(2,139)
Accounts payable and other liabilities	(10,105)	557
Income taxes	(2,365)	(7,274)
Net cash provided by operating activities	29,194	54,671

Cash flows from investing activities
Capital expenditures	(62,062)	(13,476)
Proceeds from sale of business	3,053	—
Acquisitions, net of cash acquired	(24,047)	(64,287)
Net cash used in investing activities	(83,056)	(77,763)

Cash flows from financing activities
Repayments of long-term debt	(5,000)	—
Borrowings under revolving credit facility	45,000	61,300
Repayments under revolving credit facility	—	(27,300)
Dividends paid	(4,173)	(3,545)
Purchases of treasury stock	(4,355)	(5,952)
Net cash provided by financing activities	31,472	24,503

Effect of exchange rate changes on cash and cash equivalents	(676)	1,982

(Decrease) increase in cash and cash equivalents	(23,066)	3,393
Cash and cash equivalents at beginning of period	94,097	36,584
Cash and cash equivalents at end of period	$71,031	$39,977

See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 5

Cantel Medical Corp.                                 2019 Second Quarter Form 10-Q

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
Subsequent Events
We performed a review of events subsequent to January 31, 2019 through the date of issuance of the accompanying unaudited consolidated interim financial statements.
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

Cantel Medical Corp.                                 2019 Second Quarter Form 10-Q

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

In February 2016, the FASB issued ASU 2016-02, “(Topic 842) Leases,” (“ASU 2016-02”). The new guidance requires the recording of assets and liabilities arising from leases on the balance sheet accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements. ASU 2016-02 is effective for fiscal years beginning after December 31, 2018 (our fiscal year 2020), including interim periods within that reporting period. Early adoption is permitted as of the beginning of an interim or annual period. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU 2018-11, “Leases (Topic 842) Targeted Improvements,” and in December 2018, the FASB issued ASU 2018-20, “Narrow-Scope Improvements for Lessors.” These ASUs provide narrow adjustments relating to ASU 2016-02 and improvements to comparative reporting requirements for initial adoption and for separating components of a contract for lessors. We are currently in the process of evaluating the impact of the collective standard (“ASC 842”) on our financial position, results of operations and cash flows.

3.	Acquisitions

Fiscal 2019

Omnia: On February 1, 2019, we purchased all of the issued and outstanding stock of Omnia S.p.A. (“Omnia”), an Italian-based market leader in dental surgical consumables solutions, for total consideration (net of cash acquired), excluding acquisition-related costs, of $27,190, consisting of $23,971 of cash and $3,219 of stock consideration, plus contingent consideration ranging from zero to a maximum of $5,800, which is payable upon the achievement of certain performance-based financial targets. Omnia’s business consists of a wide-ranging portfolio of sutures, irrigation tubing and customized dental surgical procedure kits, with a focus on procedure room set-up and cross-contamination prevention. Omnia will be included in our Dental segment.

(dollar amounts in thousands except share and per share data or as otherwise noted) 7

Cantel Medical Corp.                                 2019 Second Quarter Form 10-Q

CES business: On August 1, 2018, we acquired certain net assets of Stericycle Inc. related to its controlled environmental solutions business (“CES business”) for total cash consideration, excluding acquisition-related costs, of $17,047. The CES business is a leading provider of testing and certification, environmental monitoring and decontamination services for clean rooms and other controlled environments to ensure safety, regulatory compliance and quality control, and is included in our Life Sciences segment.

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

The following table presents our purchase price allocations of our material acquisitions:

	2019	2018
Purchase Price Allocation	CES Business(1)	Aexis(1)	BHT Group(1)
	(Preliminary)	(Preliminary)	(Final)
Purchase Price:
Cash paid	$17,047	$20,308	$60,216
Fair value of contingent consideration	—	1,292	—
Total	$17,047	$21,600	$60,216

Allocation:
Property and equipment	539	130	835
Amortizable intangible assets:
Customer relationships	8,100	1,800	12,500
Technology	—	4,600	6,200
Goodwill	6,137	17,092	40,934
Deferred income taxes	—	(1,639)	(5,881)
Other working capital	2,271	909	5,628
Contingent consideration	—	(1,292)	—
Total	$17,047	$21,600	$60,216
_______________________________________________

(1)	The excess purchase price over net assets acquired was assigned to goodwill, all of which is deductible for income tax purposes.

Unaudited Pro Forma Summary of Operations

The acquisitions above, both individually and in the aggregate, were not material to our consolidated results of operations or financial position and, therefore, pro forma financial information is not presented.

(dollar amounts in thousands except share and per share data or as otherwise noted) 8

Cantel Medical Corp.                                 2019 Second Quarter Form 10-Q

4.      Stock-Based Compensation
2016 Equity Incentive Plan

At January 31, 2019, 275,400 nonvested restricted stock awards were outstanding under the 2016 plan. No options were outstanding under the 2016 plan. At January 31, 2019, 815,698 shares were collectively available for issuance pursuant to restricted stock and other stock awards, stock options and stock appreciation rights.

2006 Equity Incentive Plan

The 2006 Plan was terminated on January 7, 2016 in conjunction with the adoption of the 2016 Plan. At January 31, 2019, options to purchase 40,000 shares of common stock were outstanding under the 2006 Plan. No additional awards will be granted under this plan.

The following table shows the components of stock-based compensation expense recognized in the condensed consolidated statements of income:

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Cost of sales	$287	$181	$524	$296
Operating expenses:
Selling	575	264	1,146	629
General and administrative	2,665	2,257	4,375	3,590
Research and development	60	37	118	75
Total operating expenses	3,300	2,558	5,639	4,294
Stock-based compensation expense	$3,587	$2,739	$6,163	$4,590

At January 31, 2019, total unrecognized stock-based compensation expense related to total nonvested stock options and restricted stock awards was $19,881 with a remaining weighted average period of 19 months over which such expense is expected to be recognized.

We determined the fair value of our market-based restricted stock awards using a Monte Carlo simulation on the date of grant using the following assumptions:

	Six Months Ended January 31,
	2019	2018
Volatility of common stock	27.54%	26.60%
Average volatility of peer companies	36.55%	33.72%
Average correlation coefficient of peer companies	27.18%	32.26%
Risk-free interest rate	2.93%	1.62%

A summary of nonvested stock award activity for the six months ended January 31, 2019 follows:

	Number of Time-based Awards	Number of Performance-based Awards	Number of Market-based Awards	Number of Total Awards	Weighted Average Fair Value
July 31, 2018	168,320	26,076	17,710	212,106	$88.87
Granted	122,478	27,231	16,765	166,474	$91.63
Vested(1)	(85,308)	(10,284)	—	(95,592)	$76.71
Forfeited	(6,865)	(723)	—	(7,588)	$89.13
January 31, 2019	198,625	42,300	34,475	275,400	$94.99
_______________________________________________

(1)	The aggregate fair value of all nonvested stock awards which vested was approximately $7,335.

(dollar amounts in thousands except share and per share data or as otherwise noted) 9

Cantel Medical Corp.                                 2019 Second Quarter Form 10-Q

A summary of stock option activity for the six months ended January 31, 2019 follows:

	Number of shares	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2018	70,000	$38.60
Exercised	(30,000)	$31.81
Outstanding at January 31, 2019	40,000	$43.70	1.07	$1,509
Exercisable at January 31, 2019	40,000	$43.70	1.07	$1,509

During the six months ended January 31, 2019, 5,000 options vested, with an aggregate fair value of approximately $277. During the six months ended January 31, 2019, 30,000 options were exercised, with an aggregate fair value of approximately $1,787. At January 31, 2019, all outstanding options were vested.

Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the income tax benefit on stock-based compensation. For the six months ended January 31, 2019, income tax deductions of $3,059 were generated, of which $2,062 were recorded as a reduction in income tax expense over the equity awards’ vesting period and the remaining excess tax benefit of $997 was recorded as a reduction in income tax expense. For the six months ended January 31, 2018, income tax deductions of $3,406 were generated, of which $1,394 were recorded as a reduction in income tax expense over the equity awards’ vesting period and the remaining excess tax benefit of $2,012 was recorded as a reduction in income tax expense.

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

Due to the cumulative impact of adopting ASC 606, we recorded a net increase of $865 to opening retained earnings, net of tax, as of August 1, 2018. The impact is primarily related to the timing of revenue recognition for the shipment of products in both our Medical and Life Sciences segments where risk of loss provisions are present (“synthetic FOB destination”). The new standard does not require us to defer revenue for these products and allows us to recognize revenue at the time of shipment. The cumulative adjustment to retained earnings also includes the impact of the change in timing of revenue recognition associated with software licensing arrangements in our Medical segment. Additionally, revenue related to software renewals was historically recognized on a ratable basis over the license period. Under ASC 606, the license is considered functional intellectual property, and is considered to be transferred to the customer at a point in time, specifically, at the start of each annual renewal period. As a result, revenue related to our annual software license renewals has been accelerated.

Revenue Recognition

A portion of our medical, life sciences and dialysis sales include multiple performance obligations, whereby revenue is allocated to the equipment, installation and consumable components based upon their relative standalone selling prices, which includes comparable historical transactions of similar equipment, installation and consumables sold as stand-alone components. Revenue on capital equipment and consumables is recognized when control of the equipment or consumable transfers to the customer, which is generally driven by the underlying shipping terms of the transaction. Revenue on the installation component is recognized when the installation is complete. The most significant judgments related to these arrangements include identifying the various performance obligations of these arrangements and determining the relative standalone selling price of each performance obligation.

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

(dollar amounts in thousands except share and per share data or as otherwise noted) 10

Cantel Medical Corp.                                 2019 Second Quarter Form 10-Q

The following table gives information as to the net sales disaggregated by geography and product line:

	Three Months Ended January 31,		Six Months Ended January 31,
Net sales by geography	2019	2018	2019	2018(1)
United States	$165,164	$157,708	$334,102	$318,648
Europe/Africa/Middle East	34,319	32,498	66,333	60,553
Asia/Pacific	15,568	12,987	31,320	26,849
Canada	8,138	8,318	15,509	16,796
Latin America/South America	1,349	1,523	2,863	2,954
Total	$224,538	$213,034	$450,127	$425,800
Net sales by product line
Capital equipment	$57,387	$59,071	$115,519	$118,240
Consumables	135,731	127,413	272,552	255,807
Product service	30,525	26,550	60,354	51,351
All other(2)	895	—	1,702	402
Total	$224,538	$213,034	$450,127	$425,800
_______________________________________________

(1)	As noted above, prior year amounts have not been adjusted under the modified retrospective method.

(2)	Primarily includes software licensing revenues.

Remaining Performance Obligations

At January 31, 2019, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) was approximately $67,281, primarily within the Medical segment. We expect to recognize revenue on approximately 65% of these remaining performance obligations over the remainder of fiscal 2019 and fiscal 2020. These performance obligations primarily reflect the future product service revenues for multi-period service arrangements.

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

A summary of contract liabilities activity for the six months ended January 31, 2019 follows:

Contract Liabilities
Balance, August 1, 2018	$29,015
Revenue deferred in current year	31,525
Deferred revenue recognized	(32,444)
Foreign currency translation	(443)
Balance, January 31, 2019	27,653
Contract liabilities included in Other long-term liabilities	(517)
Deferred revenue	$27,136

Practical Expedients and Policy Elections

As part of the cost to obtain a contract, we may pay incremental commissions to sales employees upon entering into a sales contract. Under ASC 606, we have elected to expense these costs as incurred when the period of benefit is less than one year. For certain multi-period contracts, we capitalize these amounts as contract costs, and amortize them based on the contract duration to which the assets relate, which ranges from two to five years. The amounts at January 31, 2019, were not material. For certain international contracts with distributors, we recognize a receivable at the point in time in which we have an unconditional right to payment. Most customers are required to pay a portion of the transaction price in advance and the remaining balance within 30 days of

(dollar amounts in thousands except share and per share data or as otherwise noted) 11

Cantel Medical Corp.                                 2019 Second Quarter Form 10-Q

receiving the related products. Accordingly, we have elected to use the practical expedient which allows us to ignore the possible existence of a significant financing component within these contracts.

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

6.    Inventories, Net

A summary of inventories is as follows:

	January 31, 2019	July 31, 2018
Raw materials and parts	$57,812	$49,054
Work-in-process	11,573	13,189
Finished goods	55,738	53,948
Reserve for excess and obsolete inventory	(9,237)	(8,599)
Total	$115,886	$107,592

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

There were seven foreign currency forward contracts with an aggregate notional value of $62,904 and $30,159 at January 31, 2019 and July 31, 2018, respectively, which covered certain assets and liabilities that were denominated in currencies other than each entity’s functional currency. For the six months ended January 31, 2019 and 2018, the settlements of our forward contracts resulted in immaterial amounts of currency conversion gains and losses on the hedged items in the aggregate.

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

Cantel Medical Corp.                                 2019 Second Quarter Form 10-Q

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

The fair values of our financial instruments measured on a recurring basis were categorized as follows:

	January 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$104	$—	$—	$104
Total assets	$104	$—	$—	$104
Liabilities:
Other long-term liabilities:
Contingent consideration	—	—	1,352	1,352
Total liabilities	$—	$—	$1,352	$1,352

	July 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$104	$—	$—	$104
Total assets	$104	$—	$—	$104
Liabilities:
Other long-term liabilities:
Contingent obligation	—	—	1,298	1,298
Total liabilities	$—	$—	$1,298	$1,298

A reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

Aexis Contingent Consideration
Balance, July 31, 2018	$1,298
Net activity	54
Balance, January 31, 2019	$1,352

Disclosure of Fair Value of Financial Instruments

At January 31, 2019 and July 31, 2018, the carrying amounts for cash and cash equivalents (excluding money markets), accounts receivable and accounts payable approximated fair value due to the short maturity of these instruments. At January 31, 2019 and July 31, 2018, the carrying value of our outstanding borrowings under our credit facility approximated the fair value of these obligations as the respective borrowings rates reflect prevailing market interest rates.

(dollar amounts in thousands except share and per share data or as otherwise noted) 13

Cantel Medical Corp.                                 2019 Second Quarter Form 10-Q

9.	Intangibles and Goodwill

Our intangible assets consist of the following:

	January 31, 2019			July 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships(1)	$135,330	$(46,153)	$89,177	$133,347	$(45,618)	$87,729
Technology(1)	58,728	(20,144)	38,584	54,585	(19,836)	34,749
Brand names(1)	6,919	(2,944)	3,975	8,141	(3,857)	4,284
Non-compete agreements(1)	2,880	(1,555)	1,325	3,060	(1,628)	1,432
Patents and other registrations	2,987	(1,195)	1,792	2,826	(1,179)	1,647
	206,844	(71,991)	134,853	201,959	(72,118)	129,841
Trademarks and tradenames	6,695	—	6,695	7,520	—	7,520
Total intangible assets	$213,539	$(71,991)	$141,548	$209,479	$(72,118)	$137,361
_______________________________________________

(1)	During the six months ended January 31, 2019, we wrote off $10,319 of fully amortized intangible assets.

Amortization expense related to intangible assets was $10,552 and $8,412 for the six months ended January 31, 2019 and 2018, respectively. We expect to recognize an additional $9,611 of amortization expense related to intangible assets for the remainder of fiscal 2019, and thereafter $17,384, $17,077, $16,695, $15,665 and $14,786 of amortization expense for fiscal years 2020, 2021, 2022, 2023 and 2024, respectively.

Goodwill changed during the six months ended January 31, 2019 as follows:

	Medical	Life Sciences	Dental	Dialysis	Total Goodwill
Balance, July 31, 2018	$186,690	$58,925	$114,279	$8,133	$368,027
Acquisitions	—	6,137	—	—	6,137
Divestitures	—	(495)	—	—	(495)
Foreign currency translation	(2,562)	(92)	—	—	(2,654)
Balance, January 31, 2019	$184,128	$64,475	$114,279	$8,133	$371,015

10.    Financing Arrangements
Our long-term debt consists of the following:

	January 31, 2019	July 31, 2018
Revolving credit loans outstanding	$45,000	$—
Tranche A term loan outstanding	195,000	200,000
Unamortized debt issuance costs	(2,423)	(2,698)
Total long-term debt, net of unamortized debt issuance costs	237,577	197,302
Current portion of long-term debt	(10,000)	(10,000)
Long-term debt, net of unamortized debt issuance costs and excluding current portion	$227,577	$187,302

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

(dollar amounts in thousands except share and per share data or as otherwise noted) 14

Cantel Medical Corp.                                 2019 Second Quarter Form 10-Q

At January 31, 2019, we had $195,000 of term loan A borrowings outstanding and $45,000 revolver borrowings under the 2018 Credit Agreement. The tranche A term loan is subject to principal amortization, with $10,000 due and payable in each of fiscal 2019, 2020, 2021 and 2022, with the remaining $160,000 due and payable at maturity on June 28, 2023. During the six months ended January 31, 2019, we made principal payments of $5,000.

Borrowings under the 2018 Credit Agreement bear interest at rates ranging from 0.00% to 1.00% above prime rate for base rate borrowings, or at rates ranging from 1.00% to 2.00% above the London Interbank Offered Rate (“LIBOR”), depending upon our “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2018 Credit Agreement (“Consolidated EBITDA”). At January 31, 2019, the lender’s base rate was 5.75% and the LIBOR rate was 3.77%. The margins applicable to our outstanding borrowings were 0.25% above the lender’s base rate or 1.25% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at January 31, 2019. The 2018 Credit Agreement also provides for fees on the unused portion of our facility at rates ranging from 0.20% to 0.35%, depending upon our Consolidated Leverage Ratio, which was 0.20% at January 31, 2019. At January 31, 2019, the interest rate on our outstanding borrowings was approximately 3.75%.

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

11.    Commitments and Contingencies

Contingent Consideration and Assumed Contingent Liability

At January 31, 2019, $1,352 was recorded related to the Aexis acquisition, which is for the estimated fair value of contingent consideration payable upon the achievement of certain purchase order targets through March 21, 2020. During fiscal 2017, we decided to exit the Jet Prep business that was acquired in fiscal 2014. At the time of the acquisition, we assumed a contingent obligation payable to the Israeli Government based on future sales. In November 2017, the Israeli Government formally notified us that they would forgive any future amounts payable due to our decision to exit the Jet Prep business. As a result of this formal notification, we reduced the $1,138 contingent obligation to zero during the first quarter of fiscal 2018, resulting in a benefit through other income for the six months ended January 31, 2018.

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

Cantel Medical Corp.                                 2019 Second Quarter Form 10-Q

The following table sets forth the computation of basic and diluted EPS available to stockholders of common stock (excluding participating securities):

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Numerator for basic and diluted earnings per share:
Net income	$18,800	$32,488	$38,042	$55,417
Less income allocated to participating securities	(16)	(107)	(49)	(225)
Net income available to common shareholders	$18,784	$32,381	$37,993	$55,192
Denominator for basic and diluted earnings per share, adjusted for participating securities:
Denominator for basic earnings per share - weighted average number of shares outstanding attributable to common stock	41,667,955	41,578,483	41,660,095	41,549,570
Dilutive effect of stock awards using the treasury stock method and the average market price for the year	18,088	55,561	41,558	60,897
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	41,686,043	41,634,044	41,701,653	41,610,467
Earnings per share attributable to common stock:
Basic earnings per share	$0.45	$0.78	$0.91	$1.33
Diluted earnings per share	$0.45	$0.78	$0.91	$1.33
Stock options excluded from weighted average dilutive common shares because their inclusion would have been anti-dilutive	—	—	—	—

A reconciliation of weighted average number of shares and common stock equivalents attributable to common stock, as determined above, to our total weighted average number of shares and common stock equivalents, including participating securities, is set forth in the following table:

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	41,686,043	41,634,044	41,701,653	41,610,467
Participating securities	33,400	138,508	55,436	172,205
Total weighted average number of shares and common stock equivalents attributable to both common stock and participating securities	41,719,443	41,772,552	41,757,089	41,782,672

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

ASC 740, “Income Taxes,” requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the 2017 Tax Act’s provisions, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which allows companies to record the tax effects of the 2017 Tax Act on a provisional basis and then, if necessary, subsequently adjust such amounts during a limited measurement period as more information becomes available. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year from enactment. As a result, we provided a provisional estimate of the effect of the Tax Act for the fiscal year ended July 31, 2018, and recorded a net benefit of $8,657 due to the impact on our deferred taxes

(dollar amounts in thousands except share and per share data or as otherwise noted) 16

Cantel Medical Corp.                                 2019 Second Quarter Form 10-Q

on the basis of the actual fiscal 2018 results of operations. The measurement period provided by SAB 118 concluded during the second quarter of fiscal 2019, and no material adjustments were made to the provisional estimates recorded.

As part of U.S. tax reform, the 2017 Tax Act imposed a one-time transition tax on certain accumulated positive foreign earnings (net of foreign deficits) across all non-U.S. subsidiaries, as computed under U.S. tax principles. As of December 31, 2017, our non-U.S. subsidiaries were in a net foreign deficit position in the aggregate, and therefore no accrual for the transition tax was made.

Section 15 of the Internal Revenue Code (the “Code”) governs rate changes and was not amended by the 2017 Tax Act. Section 15 requires a blended tax rate for fiscal-year taxpayers for their fiscal year that includes the effective date of the rate change, which was January 1, 2018. As a result of the 2017 Tax Act, we revised our estimated annual effective rate to reflect the change in the U.S. federal statutory rate by computing a tentative tax under both rates, and then prorating the tentative tax based on the number of days with and without the rate change to arrive at a blended tax rate of 26.9%, as required by the Code. This blended rate was applied for fiscal 2018 (beginning with the second quarter) and the new U.S. federal statutory rate of 21% applies to fiscal 2019 and beyond.

As noted above, the 2017 Tax Act also establishes new tax laws that will affect the fiscal year ending July 31, 2019, which include the GILTI provision, the FDII deduction, a new minimum tax related to payments to foreign subsidiaries and affiliates known as BEAT and certain employee expense deductions. The provisional estimates were based on our understanding of the 2017 Tax Act and other information available at the time of the estimates, including assumptions and expectations about future events, such as projected financial performance, and are subject to further refinement as additional information becomes available, including potential new or interpretative guidance issued by the SEC, the FASB, or IRS.

A reconciliation of the consolidated effective income tax rate is as follows:

	Three Months Ended	Six Months Ended
Effective Rate, January 31, 2018	(3.6)%	11.9%
Deferred tax revaluation	27.5%	13.7%
U.S. federal statutory rate decrease	(5.8)%	(5.8)%
Prior quarter true-up due to U.S. federal statutory rate decrease	8.2%	—%
Foreign operations	(1.8)%	1.6%
State taxes	0.1%	0.5%
Excess tax benefit	(0.9)%	1.2%
Other	2.0%	2.2%
Effective Rate, January 31, 2019	25.7%	25.3%

14.    Accumulated Other Comprehensive Loss

The components and changes in accumulated other comprehensive loss were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Beginning balance	$(16,679)	$(11,133)	$(11,456)	$(9,900)
Other comprehensive (income) loss due to foreign currency translation	(417)	12,379	(5,640)	11,146
Ending balance	$(17,096)	$1,246	$(17,096)	$1,246

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

Cantel Medical Corp.                                 2019 Second Quarter Form 10-Q

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

Life Sciences: designs, develops, manufactures, sells, and installs water purification systems for medical, pharmaceutical and other bacteria controlled applications. We also provide filtration/separation and disinfectant technologies to the medical and life science markets through a worldwide distributor network. Two customers collectively accounted for approximately 42.5% and 51.3% of our Life Sciences segment net sales for the six months ended January 31, 2019 and 2018, respectively.

Dental: designs, manufactures, sells, supplies and distributes a broad selection of infection prevention healthcare products, the majority of which are single-use products used by dental practitioners. Three customers collectively accounted for approximately 47.9% and 48.3% of our Dental segment net sales for the six months ended January 31, 2019 and 2018, respectively.

Dialysis: designs, develops, manufactures, sells and services reprocessing systems and sterilants for dialyzers (a device serving as an artificial kidney), as well as dialysate concentrates and supplies utilized for renal dialysis. Two customers accounted for approximately 20.6% and 38.7% of our Dialysis segment net sales for the six months ended January 31, 2019 and 2018, respectively. These customers are the same two customers noted above under our Life Sciences segment.

None of our customers accounted for 10% or more of our consolidated net sales for the six months ended January 31, 2019 and 2018.

Information as to reportable segments is summarized below:

	Three Months Ended January 31,		Six Months Ended January 31,
Net sales	2019	2018	2019	2018
Medical	$128,580	$116,665	$256,132	$229,050
Life Sciences	51,869	52,337	105,214	107,107
Dental	35,933	36,090	72,561	73,767
Dialysis	8,156	7,942	16,220	15,876
Total net sales	$224,538	$213,034	$450,127	$425,800

	Three Months Ended January 31,		Six Months Ended January 31,
Income from operations	2019	2018	2019	2018
Medical	$25,525	$24,463	$50,736	$44,147
Life Sciences	7,323	8,583	13,654	18,958
Dental	4,888	6,558	10,813	15,233
Dialysis	1,193	1,918	2,577	4,017
	38,929	41,522	77,780	82,355
General corporate expenses	12,733	9,040	23,906	18,239
Total income from operations	$26,196	$32,482	$53,874	$64,116

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

Cantel Medical Corp.                                 2019 Second Quarter Form 10-Q

Overview
Cantel is a leading provider of infection prevention products and services in the healthcare market, specializing in the following reportable segments: Medical, Life Sciences, Dental and Dialysis. Most of our equipment, consumables and supplies are used to help prevent the occurrence or spread of infections.

Second Quarter 2019 Summary

A summary of financial results for the three months ended January 31, 2019 compared with the three months ended January 31, 2018 follows:

•	Net sales increased by 5.4% to $224,538 from $213,034, with organic net sales growth of 5.3%

•	Net income decreased by 42.1% to $18,800 from $32,488

•	Non-GAAP net income decreased by 20.5% to $23,611 from $29,713

•	Diluted EPS decreased by 42.1% to $0.45 from $0.78

•	Non-GAAP diluted EPS decreased by 20.0% to $0.57 from $0.71

•	Adjusted EBITDAS decreased by 7.7% to $42,398 from $45,934

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

Acquisitions

On February 1, 2019, we purchased all of the issued and outstanding stock of Omnia, an Italian-based market leader in dental surgical consumables solutions, for total consideration (net of cash acquired), excluding acquisition-related costs, of $27,190, consisting of $23,971 of cash and $3,219 of stock consideration, plus contingent consideration ranging from zero to a maximum of $5,800, which is payable upon the achievement of certain performance-based financial targets. Omnia’s business consists of a wide-ranging portfolio of sutures, irrigation tubing and customized dental surgical procedure kits, with a focus on procedure room set-up and cross-contamination prevention. Omnia will be included in our Dental segment.

On August 1, 2018, we acquired certain net assets of Stericycle Inc. related to its controlled environmental solutions business (“CES business”) for total cash consideration, excluding acquisition-related costs, of $17,047. The CES business is a leading provider of testing and certification, environmental monitoring and decontamination services for clean rooms and other controlled environments to ensure safety, regulatory compliance and quality control, and is included in our Life Sciences segment.

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

Cantel Medical Corp.                                 2019 Second Quarter Form 10-Q

Results of Operations

The following tables give information as to the percentages of net sales represented by selected items reflected in our condensed consolidated statements of income.

	Three Months Ended January 31,				Percentage Change
Statement of Income Data:	2019		2018
Net sales	$224,538	100.0%	$213,034	100.0%	5.4%
Cost of sales	119,863	53.4%	111,799	52.5%	7.2%
Gross profit	104,675	46.6%	101,235	47.5%	3.4%

Selling	33,198	14.8%	30,922	14.5%	7.4%
General and administrative	37,358	16.6%	32,188	15.1%	16.1%
Research and development	7,923	3.5%	5,643	2.7%	40.4%
Total operating expenses	78,479	34.9%	68,753	32.3%	14.1%

Income from operations	26,196	11.7%	32,482	15.2%	(19.4)%

Interest expense, net	2,207	1.0%	1,135	0.5%	94.4%
Other income, net	(1,313)	(0.6)%	—	—%	—%
Income before income taxes	25,302	11.3%	31,347	14.7%	(19.3)%
Income taxes	6,502	2.9%	(1,141)	(0.6)%	(669.9)%
Net income	$18,800	8.4%	$32,488	15.3%	(42.1)%

	Six Months Ended January 31,				Percentage Change
Statement of Income Data:	2019		2018
Net sales	$450,127	100.0%	$425,800	100.0%	5.7%
Cost of sales	240,203	53.4%	223,906	52.6%	7.3%
Gross profit	209,924	46.6%	201,894	47.4%	4.0%

Selling	67,156	14.9%	62,522	14.7%	7.4%
General and administrative	73,893	16.4%	64,284	15.1%	14.9%
Research and development	15,001	3.3%	10,972	2.5%	36.7%
Total operating expenses	156,050	34.6%	137,778	32.3%	13.3%

Operating income	53,874	12.0%	64,116	15.1%	(16.0)%

Interest expense, net	4,233	0.9%	2,324	0.5%	82.1%
Other income, net	(1,313)	(0.2)%	(1,138)	(0.2)%	—%
Income before income taxes	50,954	11.3%	62,930	14.8%	(19.0)%
Income taxes	12,912	2.8%	7,513	1.8%	71.9%
Net income	$38,042	8.5%	$55,417	13.0%	(31.4)%

(dollar amounts in thousands except share and per share data or as otherwise noted) 20

Cantel Medical Corp.                                 2019 Second Quarter Form 10-Q

The following table gives information as to the net sales by reportable segment and geography, as well as the related percentage of such net sales to the total net sales.

	Three Months Ended January 31,				Six Months Ended January 31,
Net sales by segment	2019		2018		2019		2018
Medical	$128,580	57.3%	$116,665	54.8%	$256,132	56.9%	$229,050	53.8%
Life Sciences	51,869	23.1%	52,337	24.6%	105,214	23.4%	107,107	25.2%
Dental	35,933	16.0%	36,090	16.9%	72,561	16.1%	73,767	17.3%
Dialysis	8,156	3.6%	7,942	3.7%	16,220	3.6%	15,876	3.7%
Total net sales	$224,538	100.0%	$213,034	100.0%	$450,127	100.0%	$425,800	100.0%
Net sales by geography
United States	$165,164	73.6%	$157,708	74.0%	$334,102	74.2%	$318,648	74.8%
International	59,374	26.4%	55,326	26.0%	116,025	25.8%	107,152	25.2%
Total net sales	$224,538	100.0%	$213,034	100.0%	$450,127	100.0%	$425,800	100.0%

The following table gives information as to the amount of income from operations, as well as income from operations as a percentage of net sales, for each of our reportable segments.

	Three Months Ended January 31,				Six Months Ended January 31,
Income from operations by segment	2019		2018		2019		2018
Medical	$25,525	19.9%	$24,463	21.0%	$50,736	19.8%	$44,147	19.3%
Life Sciences	7,323	14.1%	8,583	16.4%	13,654	13.0%	18,958	17.7%
Dental	4,888	13.6%	6,558	18.2%	10,813	14.9%	15,233	20.7%
Dialysis	1,193	14.6%	1,918	24.2%	2,577	15.9%	4,017	25.3%
Income from operations by segment	38,929	17.3%	41,522	19.5%	77,780	17.3%	82,355	19.3%
General corporate expenses	12,733	5.6%	9,040	4.3%	23,906	5.3%	18,239	4.2%
Income from operations	$26,196	11.7%	$32,482	15.2%	$53,874	12.0%	$64,116	15.1%

Net Sales

Total net sales increased by $11,504 or 5.4%, to $224,538 for the three months ended January 31, 2019 from $213,034 for the three months ended January 31, 2018, which consisted of an increase of 5.3% in organic sales, an increase of 1.1% in net sales due to acquisitions and a decrease of 1.0% due to foreign currency translation. International net sales increased by $4,048 or 7.3%, to $59,374 for the three months ended January 31, 2019 from $55,326 for the three months ended January 31, 2018. The 7.3% increase in international net sales consisted of 11.3% organic sales growth, a 0.1% decrease due to dispositions, and a decrease of 3.9% due to foreign currency translation.

Total net sales increased by $24,327 or 5.7%, to $450,127 for the six months ended January 31, 2019 from $425,800 for the six months ended January 31, 2018, which consisted of an increase of 4.8% in organic sales, an increase of 1.7% in net sales due to acquisitions and a decrease of 0.8% due to foreign currency translation. International net sales increased by $8,873 or 8.3%, to $116,025 for the six months ended January 31, 2019 from $107,152 for the six months ended January 31, 2018. The 8.3% increase in international net sales consisted of 9.8% organic sales growth, a 1.7% increase due to acquisitions (offset by dispositions), and a decrease of 3.2% due to foreign currency translation.

Medical. Net sales increased by $11,915 or 10.2%, for the three months ended January 31, 2019 compared with the three months ended January 31, 2018, which consisted of 11.3% organic sales growth, a 0.6% increase due to acquisitions and a decrease of 1.7% due to foreign currency translation. Net sales increased by $27,082 or 11.8%, for the six months ended January 31, 2019 compared with the six months ended January 31, 2018, which consisted of 12.0% organic sales growth, a 1.2% increase due to acquisitions and a decrease of 1.4% due to foreign currency translation. The increases in organic net sales for the three and six month periods were primarily driven by increased sales of consumables, specifically procedure room products, in both the United States and internationally, and to a lesser extent, recurring revenue growth in all other product lines.

Life Sciences. Net sales decreased by $468 or 0.9% for the three months ended January 31, 2019 compared with the three months ended January 31, 2018, which consisted of 3.4% organic sales decrease and a decrease of 0.3% due to foreign currency translation, partially offset by a 2.8% increase due to acquisitions. Net sales decreased by $1,893 or 1.8% for the six months ended

(dollar amounts in thousands except share and per share data or as otherwise noted) 21

Cantel Medical Corp.                                 2019 Second Quarter Form 10-Q

January 31, 2019 compared with the six months ended January 31, 2018, which consisted of 5.2% organic sales decrease and a decrease of 0.3% due to foreign currency translation, partially offset by a 3.7% increase due to acquisitions. The decreases in sales for the three and six month periods were primarily due to continued softness in demand for capital equipment, primarily in the medical water business, partially offset by acquisition-related growth. We expect this continued softness in demand to continue in the upcoming quarters as orders for our hemodialysis water business were down this quarter, as a result of a key customer moving toward a dual source approach and a cyclical downturn in this channel. For a more detailed discussion on the competitive threat to our hemodialysis water business, see Part I, Item 1A, Risk Factors, in our 2018 Annual Report on Form 10-K.

Dental. Net sales remained relatively flat as they decreased by $157 or 0.4%, for the three months ended January 31, 2019 compared with the three months ended January 31, 2018. Net sales decreased by $1,206 or 1.6%, for the six months ended January 31, 2019 compared with the six months ended January 31, 2018. The decrease for the six month period was primarily driven by a decrease in sales to our distributor network due to inventory adjustments within our channel at the start of this fiscal year, partially offset by acquisition-related growth.

Dialysis. Net sales increased by $214 or 2.7%, for the three months ended January 31, 2019 compared with the three months ended January 31, 2018, Net sales increased by $344 or 2.2%, for the six months ended January 31, 2019 compared with the six months ended January 31, 2018. The increases in sales for the three and six month periods were primarily due to the increase in sales volume for our domestic concentrate.

Gross Profit

Gross profit increased by $3,440 or 3.4%, to $104,675 for the three months ended January 31, 2019 from $101,235 for the three months ended January 31, 2018. Gross profit as a percentage of net sales for the three months ended January 31, 2019 and 2018 was 46.6% and 47.5%, respectively. Gross profit increased by $8,030 or 4.0%, to $209,924 for the six months ended January 31, 2019 from $201,894 for the six months ended January 31, 2018. Gross profit as a percentage of net sales for the six months ended January 31, 2019 and 2018 was 46.6% and 47.4%, respectively. The decreases in gross profit as a percentage of net sales for the three and six month periods ended January 31, 2019 were due to increased labor costs resulting from livable wage increases, and the reclassification of certain compensation and benefit-related costs that had previously been recorded in operating expenses into cost of sales. The reclassification of certain compensation and benefit-related costs negatively impacted gross profit as a percentage of net sales by approximately 0.4% for the three and six month periods ended January 31, 2019. Excluding the impact of acquisition-related and restructuring-related items, gross profit as a percentage of net sales for the three months ended January 31, 2019 and 2018, was 46.6% and 47.8%, respectively, and for the six months ended January 31, 2019 and 2018, was 46.7% and 48.1%, respectively.

Operating Expenses

Operating expenses as a percentage of net sales for the three months ended January 31, 2019 and 2018 was 34.9% and 32.3%, respectively. Operating expenses as a percentage of net sales for the six months ended January 31, 2019 and 2018 was 34.6% and 32.3%, respectively. As stated above, there was a reclassification of certain compensation and benefit-related costs that had previously been recorded in operating expenses into cost of sales, which positively impacted operating expenses as a percentage of net sales by approximately 0.4% for the three and six month periods ended January 31, 2019.

Selling expenses increased by $2,276 or 7.4%, to $33,198 for the three months ended January 31, 2019 from $30,922 for the three months ended January 31, 2018. Selling expenses increased by $4,634 or 7.4%, to $67,156 for the six months ended January 31, 2019 from $62,522 for the six months ended January 31, 2018. The increase was primarily due to selling and marketing expenses of our recent acquisitions, and to a lesser extent higher compensation-related costs. Selling expenses as a percentage of net sales were 14.8% and 14.5% for the three months ended January 31, 2019 and 2018, respectively. Selling expenses as a percentage of net sales were 14.9% and 14.7% for the six months ended January 31, 2019 and 2018, respectively.

General and administrative expenses increased by $5,170 or 16.1%, to $37,358 for the three months ended January 31, 2019 from $32,188 for the three months ended January 31, 2018. General and administrative expenses increased by $9,609 or 14.9%, to $73,893 for the six months ended January 31, 2019 from $64,284 for the six months ended January 31, 2018. The increases were primarily due to an increase in ERP implementation costs, acquisition-related items (such as transaction and integration-related costs), higher amortization expense as a result of our recent acquisitions and the addition of internal and external resources which support various growth initiatives and compliance requirements. General and administrative expenses as a percentage of net sales were 16.6% and 15.1% for the three months ended January 31, 2019 and 2018, respectively. General and administrative expenses as a percentage of net sales were 16.4% and 15.1% for the six months ended January 31, 2019 and 2018, respectively.

(dollar amounts in thousands except share and per share data or as otherwise noted) 22

Cantel Medical Corp.                                 2019 Second Quarter Form 10-Q

 Research and development expenses (which include continuing engineering costs) increased by $2,280 or 40.4%, to $7,923 for the three months ended January 31, 2019 from $5,643 for the three months ended January 31, 2018. Research and development expenses increased by $4,029 or 36.7%, to $15,001 for the six months ended January 31, 2019 from $10,972 for the six months ended January 31, 2018. The increase was primarily due to additional product development initiatives primarily in our Medical segment and to a lesser extent in our Life Sciences segment. Research and development expenses as a percentage of net sales were 3.5% and 2.7% for the three months ended January 31, 2019 and 2018, respectively. Research and development expenses as a percentage of net sales were 3.3% and 2.5% for the six months ended January 31, 2019 and 2018, respectively.

Income from Operations

Medical. Income from operations increased by $1,062 or 4.3%, for the three months ended January 31, 2019 compared with the three months ended January 31, 2018. Income from operations increased by $6,589 or 14.9%, for the six months ended January 31, 2019 compared with the six months ended January 31, 2018. The increases in the three and six month periods were primarily due to increased sales volume in the United States and internationally for consumables, as further explained above. This was partially offset by increases in acquisition-related costs and inflationary pressures on gross profit. Income from operations was unfavorably impacted during the three months ended January 31, 2019 by elevated ERP implementation costs associated with a second quarter go-live date.

Life Sciences. Income from operations decreased by $1,260 or 14.7%, for the three months ended January 31, 2019 compared with the three months ended January 31, 2018. Income from operations decreased by $5,304 or 28.0%, for the six months ended January 31, 2019 compared with the six months ended January 31, 2018. The decreases in the three and six month periods were primarily due to lower net sales, restructuring-related costs (including the accelerated amortization of certain intangible assets) and an increase in research and development costs. We expect this continued softness in demand to continue in the upcoming quarters as orders for our hemodialysis water business were down this quarter, as a result of a key customer moving toward a dual source approach and a cyclical downturn in this channel.

Dental. Income from operations decreased by $1,670 or 25.5%, for the three months ended January 31, 2019 compared with the three months ended January 31, 2018. Income from operations decreased by $4,420 or 29.0%, for the six months ended January 31, 2019 compared with the six months ended January 31, 2018. The decreases in the three and six month periods were primarily due to lower net sales and reduced gross profit (resulting from decreased productivity and inflationary pressures) and increased selling and marketing expenses.

Dialysis. Income from operations decreased by $725 or 37.8%, for the three months ended January 31, 2019 compared with the three months ended January 31, 2018. Income from operations decreased by $1,440 or 35.8%, for the six months ended January 31, 2019 compared with the six months ended January 31, 2018. The decreases in the three and six month periods were primarily due to the shift to lower margin products, partially offset by higher net sales.

General Corporate Expenses

General corporate expenses relate to unallocated corporate costs primarily related to executive management personnel as well as costs associated with certain facets of our acquisition and integration programs and being a publicly traded company. Such expenses increased by $3,693 or 40.9%, for the three months ended January 31, 2019 from the three months ended January 31, 2018. Such expenses increased by $5,667 or 31.1%, for the six months ended January 31, 2019 from the six months ended January 31, 2018. The increases in the three and six month periods were primarily due to acquisition-related charges, ERP implementation costs and the addition of internal and external resources which support various growth initiatives and compliance requirements.

Interest Expense, Net

Interest expense, net increased by $1,072 or 94.4%, to $2,207 for the three months ended January 31, 2019 from $1,135 for the three months ended January 31, 2018. Interest expense, net increased by $1,909 or 82.1%, to $4,233 for the six months ended January 31, 2019 from $2,324 for the six months ended January 31, 2018. This increases in the three and six month periods resulted from an increase in the average outstanding borrowings due to both the term loan and revolver borrowings to support the funding of acquisitions, and to a lesser extent, higher variable interest rates.

(dollar amounts in thousands except share and per share data or as otherwise noted) 23

Cantel Medical Corp.                                 2019 Second Quarter Form 10-Q

Other Income, Net

Other income, net of $1,313 for the three months ended January 31, 2019 represents the gain on sale of our high purity water business in Canada. Other income, net of $1,138 for the six months ended January 31, 2018 represents the favorable resolution of the contingent liability associated with the Jet Prep acquisition.

Income Taxes

The consolidated effective tax rate increased by 29.3% to 25.7% for the three months ended January 31, 2019 from a 3.6% benefit for the three months ended January 31, 2018. The consolidated effective tax rate increased by 13.4% to 25.3% for the six months ended January 31, 2019 from 11.9% for the six months ended January 31, 2018. The increases in the three and six month periods were primarily attributed to the recording of the discrete net tax benefits associated with the estimated impact of our U.S. net deferred tax items as a result of the 2017 Tax Act during the second quarter of fiscal 2018.

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

Cantel Medical Corp.                                 2019 Second Quarter Form 10-Q

our normal effective tax rate, we excluded their impact on net income and diluted EPS to arrive at our non-GAAP financial measures.

During the six months ended January 31, 2019, we recorded specific discrete tax items associated with our international operations that were unrelated to fiscal 2019. As these items are unrepresentative of our normal effective tax rate, we excluded their impact on net income and diluted EPS to arrive at our non-GAAP financial measures.

The 2017 Tax Act significantly revised U.S. tax law by, among other provisions, (a) lowering the applicable U.S. federal statutory income tax rate from 35% to 21%, (b) creating a partial territorial tax system that includes imposing a mandatory one-time transition tax on previously deferred foreign earnings, (c) creating provisions regarding the (1) Global Intangible Low Tax Income, (2) the Foreign Derived Intangible Income deduction, and (3) the Base Erosion Anti-Abuse Tax and (d) eliminating or reducing certain income tax deductions, such as interest expense, executive compensation expenses and certain employee expenses. During the three months ended January 31, 2018, we recorded a one-time net benefit as a provisional estimate of the net accounting impact of the 2017 Tax Act in accordance with SAB 118. Since the net favorable tax benefit is largely unrelated to our results and unrepresentative of our normal effective tax rate, we excluded its impact on net income and diluted EPS to arrive at our non-GAAP financial measures.

In November 2018, we completed the disposition of our high purity water business in Canada. This resulted in a pre-tax gain of $1,313 through other income, net for the three months ended January 31, 2019. Since this gain was irregular, we made an adjustment to our net income and diluted EPS to exclude this gain to arrive at our non-GAAP financial measures.

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

Three Months Ended January 31, 2019

We made adjustments to net income and diluted EPS to exclude (i) amortization expense of purchased intangible assets, (ii) acquisition-related items, (iii) other business optimization and restructuring-related charges, (iv) gain on disposition of business and (v) tax matters to arrive at our non-GAAP financial measures, non-GAAP net income and non-GAAP diluted EPS.

Three Months Ended January 31, 2018

We made adjustments to net income and diluted EPS to exclude (i) amortization expense of purchased intangible assets, (ii) acquisition-related items, (iii) other business optimization and restructuring-related charges, (iv) excess tax benefits applicable to stock compensation and (v) the net tax benefit associated with the estimated impact of the revaluation of our U.S. net deferred tax liabilities as a result of the 2017 Tax Act to arrive at our non-GAAP financial measures, non-GAAP net income and non-GAAP diluted EPS.

(dollar amounts in thousands except share and per share data or as otherwise noted) 25

Cantel Medical Corp.                                 2019 Second Quarter Form 10-Q

The reconciliations of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS were calculated as follows:

	Three Months Ended January 31,
	2019		2018
Net income/Diluted EPS, as reported	$18,800	$0.45	$32,488	$0.78
Intangible amortization, net of tax(1)	3,452	0.09	3,507	0.08
Acquisition-related items, net of tax(2)	840	0.02	575	0.01
Restructuring-related charges, net of tax(3)	1,444	0.03	1,267	0.03
Gain on disposition of business, net of tax(4)	(929)	(0.02)	—	—
Excess tax benefit(5)	—	—	274	0.01
Tax matters(5)	4	—	(8,398)	(0.20)
Non-GAAP net income/Non-GAAP diluted EPS	$23,611	$0.57	$29,713	$0.71
________________________________________________

(1)	Amounts were recorded in general and administrative expenses.

(2)
For the three months ended January 31, 2019, pre-tax acquisition-related items of $87 were recorded in net sales, $38 were recorded in cost of sales and $1,005 were recorded in general and administrative expenses. For the three months ended January 31, 2018, pre-tax acquisition-related items of $540 were recorded in general and administrative expenses.

(3)
For the three months ended January 31, 2019, pre-tax restructuring-related items of $2,013 were recorded in general and administrative expenses and $1,313 of expenses were recorded in other income. For the three months ended January 31, 2018, pre-tax restructuring-related items of $642 were recorded in cost of sales and $748 were recorded in general and administrative expenses.

(4)	Amounts were recorded in other income, net.

(5)	Amounts were recorded in income taxes.

Six Months Ended January 31, 2019

We made adjustments to net income and diluted EPS to exclude (i) amortization expense of purchased intangible assets, (ii) acquisition-related items, (iii) other business optimization and restructuring-related charges, (iv) excess tax benefits applicable to stock compensation, (v) gain on disposition of business, (vi) tax matters and (vii) litigation matters to arrive at our non-GAAP financial measures, non-GAAP net income and non-GAAP diluted EPS.

Six Months Ended January 31, 2018

We made adjustments to net income and diluted EPS to exclude (i) amortization expense of purchased intangible assets, (ii) acquisition-related items, (iii) other business optimization and restructuring-related charges, (iv) excess tax benefits applicable to stock compensation, (v) the net tax benefit associated with the estimated impact of the revaluation of our U.S. net deferred tax liabilities as a result of the 2017 Tax Act and (vi) the resolution of the contingent liability associated with the Jet Prep acquisition to arrive at our non-GAAP financial measures, non-GAAP net income and non-GAAP diluted EPS.

(dollar amounts in thousands except share and per share data or as otherwise noted) 26

Cantel Medical Corp.                                 2019 Second Quarter Form 10-Q

The reconciliations of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS were calculated as follows:

	Six Months Ended January 31,
	2019		2018
Net income/Diluted EPS, as reported	$38,042	$0.91	$55,417	$1.33
Intangible amortization, net of tax(1)	8,078	0.20	6,376	0.15
Acquisition-related items, net of tax(2)	2,189	0.05	1,656	0.04
Restructuring-related charges, net of tax(3)	2,085	0.05	1,853	0.05
Gain on disposition of business, net of tax(4)	(929)	(0.02)	—	—
Excess tax benefit(5)	(997)	(0.02)	(2,012)	(0.05)
Tax matters(5)	900	0.02	(8,398)	(0.20)
Litigation matters(1)	134	—	—	—
Resolution of contingent liability(4)	—	—	(1,138)	(0.03)
Non-GAAP net income/Non-GAAP diluted EPS	$49,502	$1.19	$53,754	$1.29
________________________________________________

(1)	Amounts were recorded in general and administrative expenses.

(2)
For the six months ended January 31, 2019, pre-tax acquisition-related items of $304 were recorded in net sales, $92 were recorded in cost of sales and $2,560 were recorded in general and administrative expenses. For the six months ended January 31, 2018, pre-tax acquisition-related items of $893 were recorded in cost of sales and $1,456 were recorded in general and administrative expenses.

(3)
For the six months ended January 31, 2019, pre-tax restructuring-related items of $166 were recorded in cost of sales, $2,693 were recorded in general and administrative expenses and $1,313 of expenses were recorded in other income. For the six months ended January 31, 2018, pre-tax restructuring-related items of $1,147 were recorded in cost of sales and $1,191 were recorded in general and administrative expenses.

(4)	Amounts were recorded in other income, net.

(5)	Amounts were recorded in income taxes.

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

(dollar amounts in thousands except share and per share data or as otherwise noted) 27

Cantel Medical Corp.                                 2019 Second Quarter Form 10-Q

The reconciliations of net income to EBITDAS and adjusted EBITDAS were calculated as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Net income, as reported	$18,800	$32,488	$38,042	$55,417
Interest expense, net	2,207	1,135	4,233	2,324
Income taxes	6,502	(1,141)	12,912	7,513
Depreciation	4,872	4,154	9,563	8,190
Amortization	4,511	4,364	10,552	8,412
Loss on disposal of fixed assets	606	265	839	334
Stock-based compensation expense	3,587	2,739	6,163	4,590
EBITDAS	41,085	44,004	82,304	86,780
Acquisition-related items	1,129	540	2,956	2,349
Restructuring-related charges(1)	1,497	1,390	2,239	2,338
Gain on disposition of business	(1,313)	—	(1,313)	—
Litigation matters	—	—	163	—
Resolution of contingent liability	—	—	—	(1,138)
Adjusted EBITDAS	$42,398	$45,934	$86,349	$90,329
________________________________________________

(1)	Excludes stock-based compensation expense.

We define net debt as long-term debt less cash and cash equivalents. Each of the components of net debt appears on our consolidated balance sheets. We believe that the presentation of net debt provides useful information to investors because we review net debt as part of our management of our overall liquidity, financial flexibility, capital structure and leverage.

	January 31, 2019	July 31, 2018
Long-term debt (excluding debt issuance costs)	$240,000	$200,000
Less cash and cash equivalents	(71,031)	(94,097)
Net debt	$168,969	$105,903

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

Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. Significant factors affecting the management of liquidity are cash flows generated from operating activities, capital expenditures, acquisitions, dispositions and cash dividends. Cash provided by operating activities continues to be a primary source of funds. As necessary, we supplement operating cash flow with borrowings from our revolving credit facility to fund our acquisitions and related business activities.

Cash Flows

Net Cash Provided by Operating Activities. Net cash provided by operating activities decreased by $25,477 or 46.6%, to $29,194 for the six months ended January 31, 2019 from $54,671 for the six months ended January 31, 2018, primarily due to the decrease in net income, the timing of accounts payable and decreased cash collections of outstanding accounts receivable, partially

(dollar amounts in thousands except share and per share data or as otherwise noted) 28

Cantel Medical Corp.                                 2019 Second Quarter Form 10-Q

offset by a reduction in income tax payments. The timing and preparation of our enterprise resource planning ERP go-live this quarter contributed to this decrease during the six month period.

Net Cash Used in Investing Activities. Net cash used in investing activities increased by $5,293 or 6.8%, to $83,056 for the six months ended January 31, 2019 from $77,763 for the six months ended January 31, 2018, primarily due to the increase in capital expenditures (primarily related to the purchase of a new facility and our ERP project), partially offset by a decrease in cash paid for acquisitions and the proceeds from the sale of a business.

Net Cash Provided by Financing Activities. Net cash provided by financing activities increased by $6,969 or 28.4%, to $31,472 for the six months ended January 31, 2019 from $24,503 for the six months ended January 31, 2018, primarily due to a net increase in borrowings to support acquisition-related activity, partially offset by an increase in dividend payments.

Debt

At January 31, 2019, we had $195,000 of outstanding term loan borrowings and $45,000 of revolver borrowings under our Fourth Amended and Restated Credit Agreement (the “2018 Credit Agreement”).

For further information regarding the 2018 Credit Agreement, including a description of affirmative and negative covenants, see Note 10 to our condensed consolidated financial statements in Part I, Item 1 of this report.

Financing Needs

At January 31, 2019, our long-term debt (excluding debt issuance costs) of $240,000, net of our cash and cash equivalents of $71,031, was $168,969. Stockholders’ equity as of that date was $641,603.

Our operating segments generate significant cash from operations. At January 31, 2019, we had a cash balance of $71,031, of which $48,074 was held by foreign subsidiaries. Our foreign cash is needed by our foreign subsidiaries for working capital purposes as well as for current international growth initiatives. Accordingly, our foreign unremitted earnings are considered indefinitely reinvested and unavailable for repatriation.

We believe that our current cash position, anticipated cash flows from operations and the funds available under our 2018 Credit Agreement will be sufficient to satisfy our worldwide cash operating requirements for the foreseeable future based upon our existing operations, particularly given that we historically have not needed to borrow for working capital purposes. At March 1, 2019, approximately $354,729 was available under our 2018 Credit Agreement.

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

(dollar amounts in thousands except share and per share data or as otherwise noted) 29

Cantel Medical Corp.                                 2019 Second Quarter Form 10-Q

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table represents information with respect to purchases of common stock made by the Company during the current quarter:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the program
November 1 - November 30	43	$83.70	—	—
December 1 - December 31	51	$84.05	—	—
January 1 - January 31	786	$74.29	—	—
Total	880	$75.32	—	—
The Company does not currently have a repurchase program. All of the shares purchased during the current quarter represent shares surrendered to the Company to pay employee withholding taxes due upon the vesting of restricted stock.

30

Cantel Medical Corp.                                 2019 Second Quarter Form 10-Q

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
None.
Item 6.    Exhibits

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101
The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 31

Cantel Medical Corp.                                 2019 Second Quarter Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANTEL MEDICAL CORP.

Date: March 1, 2019

	By:	/s/ Jorgen B. Hansen
Jorgen B. Hansen,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Peter G. Clifford
Peter G. Clifford,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Brian R. Capone
Brian R. Capone
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

32