Form 10-Q
period 2019-04-30
CANTEL MEDICAL CORP
filed 2019-06-06
CIK 19446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q

☒Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2019.

or

☐Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to           .

Commission file number:   001-31337

CANTEL MEDICAL CORP.
(Exact name of registrant as specified in its charter)

Delaware	22-1760285
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

150 Clove Road, Little Falls, New Jersey	07424	(973) 890-7220
(Address of principal executive offices)	(Zip code)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock	CMD	New York Stock Exchange
(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)

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

Number of shares of common stock outstanding as of May 31, 2019: 41,766,952.

Cantel Medical Corp.                                 2019 Third Quarter Form 10-Q

Cantel Medical Corp.                                 2019 Third Quarter Form 10-Q

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
Condensed Consolidated Balance Sheets
(Unaudited)

	April 30, 2019	July 31, 2018
Assets
Current assets:
Cash and cash equivalents	$51,348	$94,097
Accounts receivable, net of allowance for doubtful accounts of $1,609 and $1,149	142,504	118,642
Inventories, net	134,193	107,592
Prepaid expenses and other current assets	23,018	17,912
Income taxes receivable	1,483	—
Total current assets	352,546	338,243

Property and equipment, net	173,070	111,417
Intangible assets, net	148,075	137,361
Goodwill	378,144	368,027
Other assets	7,337	5,749
Deferred income taxes	3,621	2,911
Total assets	$1,062,793	$963,708

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$50,537	$34,258
Compensation payable	29,665	30,595
Accrued expenses	33,412	28,525
Deferred revenue	26,635	28,614
Current portion of long-term debt	10,000	10,000
Income taxes payable	819	2,791
Total current liabilities	151,068	134,783

Long-term debt	223,214	187,302
Deferred income taxes	25,663	27,624
Other long-term liabilities	6,983	5,132
Total liabilities	406,928	354,841
Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	$—	$—
Common Stock, par value $0.10 per share; authorized 75,000,000 shares; issued 46,356,251 shares and outstanding 41,765,917 shares as of April 30, 2019; issued 46,243,582 shares and outstanding 41,706,084 shares as of July 31, 2018	4,636	4,624
Additional paid-in capital	201,116	184,212
Retained earnings	534,449	491,540
Accumulated other comprehensive loss	(19,655)	(11,456)
Treasury Stock, at cost; 4,590,334 shares as of April 30, 2019; 4,537,498 shares as of July 31, 2018	(64,681)	(60,053)
Total stockholders’ equity	655,865	608,867
Total liabilities and stockholders’ equity	$1,062,793	$963,708
See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 1

Cantel Medical Corp.                                 2019 Third Quarter Form 10-Q

Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
Net sales
Product sales	$197,478	$189,861	$587,251	$564,310
Product service	31,074	27,407	91,428	78,758
Total net sales	228,552	217,268	678,679	643,068

Cost of sales
Product sales	99,867	93,762	299,595	283,005
Product service	21,808	18,832	62,283	53,495
Total cost of sales	121,675	112,594	361,878	336,500

Gross profit	106,877	104,674	316,801	306,568

Expenses:
Selling	36,077	33,252	103,233	95,774
General and administrative	48,634	37,784	122,527	102,068
Research and development	7,354	6,571	22,355	17,543
Total operating expenses	92,065	77,607	248,115	215,385

Income from operations	14,812	27,067	68,686	91,183

Interest expense, net	2,509	1,498	6,742	3,822
Other income, net	—	—	(1,313)	(1,138)

Income before income taxes	12,303	25,569	63,257	88,499

Income taxes	4,128	6,833	17,040	14,346

Net income	$8,175	$18,736	$46,217	$74,153

Earnings per common share:
Basic	$0.20	$0.45	$1.11	$1.78
Diluted	$0.20	$0.45	$1.11	$1.77
Dividends per common share	$—	$—	$0.10	$0.09

See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 2

Cantel Medical Corp.                                 2019 Third Quarter Form 10-Q

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
Net income	$8,175	$18,736	$46,217	$74,153

Other comprehensive (loss) income:
Foreign currency translation	(3,168)	(6,538)	(8,808)	4,608
Interest rate swap	609	—	609	—
Total other comprehensive (loss) income:	(2,559)	(6,538)	(8,199)	4,608

Comprehensive income	$5,616	$12,198	$38,018	$78,761
See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 3

Cantel Medical Corp.                                 2019 Third Quarter Form 10-Q

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury stock, at cost	Total Stockholders’ Equity
	Number of Shares Outstanding
		Amount
Balance, July 31, 2018	41,706,084	$4,624	$184,212	$491,540	$(11,456)	$(60,053)	$608,867
Repurchases of shares	(37,802)	—	—	—	—	(4,288)	(4,288)
Stock-based compensation	—	—	2,576	—	—	—	2,576
Equity vestings/option exercises	53,320	7	948	—	—	—	955
Cancellations of restricted stock	(286)	—	—	—	—	—	—
Dividends on common stock	—	—	—	—	—	—	—
Net income	—	—	—	19,242	—	—	19,242
Cumulative impact of 606 adoption	—	—	—	865	—	—	865
Other	—	—	(634)	—	—	—	(634)
Other comprehensive loss	—	—	—	—	(5,223)	—	(5,223)
Balance, October 31, 2018	41,721,316	$4,631	$187,102	$511,647	$(16,679)	$(64,341)	$622,360
Repurchases of shares	(880)	—	—	—	—	(67)	(67)
Stock-based compensation	—	—	3,587	—	—	—	3,587
Equity vestings/option exercises	1,857	—	—	—	—	—	—
Cancellations of restricted stock	(1,107)	—	—	—	—	—	—
Dividends on common stock	—	—	—	(4,173)	—	—	(4,173)
Net income	—	—	—	18,800	—	—	18,800
Other	—	—	1,513	—	—	—	1,513
Other comprehensive loss	—	—	—	—	(417)	—	(417)
Balance, January 31, 2019	41,721,186	$4,631	$192,202	$526,274	$(17,096)	$(64,408)	$641,603
Issuance of shares	42,705	4	3,193	—	—	—	3,197
Repurchases of shares	(3,712)	—	—	—	—	(273)	(273)
Stock-based compensation	—	—	5,722	—	—	—	5,722
Equity vestings/option exercises	5,875	1	(1)	—	—	—	—
Cancellations of restricted stock	(137)	—	—	—	—	—	—
Dividends on common stock	—	—	—	—	—	—	—
Net income	—	—	—	8,175	—	—	8,175
Other comprehensive income	—	—	—	—	(2,559)	—	(2,559)
Balance, April 30, 2019	41,765,917	$4,636	$201,116	$534,449	$(19,655)	$(64,681)	$655,865
See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 4

Cantel Medical Corp.                                 2019 Third Quarter Form 10-Q

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury stock, at cost	Total Stockholders’ Equity
	Number of Shares Outstanding
		Amount
Balance, July 31, 2017	41,728,934	$4,619	$174,602	$407,590	$(9,900)	$(52,979)	$523,932
Repurchases of shares	(52,008)	—	—	—	—	(5,822)	(5,822)
Stock-based compensation	—	—	1,851	—	—	—	1,851
Equity vestings/option exercises	42,168	5	874	—	—	—	879
Cancellations of restricted stock	(1,315)	—	—	—	—	—	—
Dividends on common stock	—	—	—	—	—	—	—
Net income	—	—	—	22,929	—	—	22,929
Other	88,100	10	32	—	—	—	42
Other comprehensive loss	—	—	—	—	(1,233)	—	(1,233)
Balance, October 31, 2017	41,805,879	$4,634	$177,359	$430,519	$(11,133)	$(58,801)	$542,578
Repurchases of shares	(1,272)	—	—	—	—	(131)	(131)
Stock-based compensation	—	—	2,739	—	—	—	2,739
Equity vestings/option exercises	—	—	—	—	—	—	—
Cancellations of restricted stock	(1,604)	—	—	—	—	—	—
Dividends on common stock	—	—	—	(3,545)	—	—	(3,545)
Net income	—	—	—	32,488	—	—	32,488
Other	(88,100)	(10)	(15)	—	—	—	(25)
Other comprehensive loss	—	—	—	—	12,379	—	12,379
Balance, January 31, 2018	41,714,903	4,624	180,083	459,462	1,246	(58,932)	586,483
Repurchases of shares	(2,336)	—	—	—	—	(264)	(264)
Stock-based compensation	—	—	2,443	—	—	—	2,443
Equity vestings/option exercises	620	—	—	—	—	—	—
Cancellations of restricted stock	(3,482)	—	—	—	—	—	—
Net income	—	—	—	18,736	—	—	18,736
Other	(370)	(578)	1,025	(1)	—	—	446
Other comprehensive income	—	—	—	—	(6,538)	—	(6,538)
Balance, April 30, 2018	41,709,335	$4,046	$183,551	$478,197	$(5,292)	$(59,196)	$601,306
See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 5

Cantel Medical Corp.                                 2019 Third Quarter Form 10-Q

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended April 30,
	2019	2018
Cash flows from operating activities
Net income	$46,217	$74,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,455	12,816
Amortization	15,508	12,892
Stock-based compensation expense	11,885	7,033
Deferred income taxes	(2,671)	(7,499)
Other non-cash items, net	263	586
Changes in assets and liabilities, net of effects of acquisitions/dispositions:
Accounts receivable	(18,642)	892
Inventories	(24,671)	(9,791)
Prepaid expenses and other assets	(4,929)	(7,256)
Accounts payable and other liabilities	13,608	13,859
Income taxes	(3,537)	(7,682)
Net cash provided by operating activities	48,486	90,003

Cash flows from investing activities
Capital expenditures	(75,387)	(23,772)
Proceeds from sale of business	3,053	—
Acquisitions, net of cash acquired	(40,644)	(84,595)
Net cash used in investing activities	(112,978)	(108,367)

Cash flows from financing activities
Repayments of long-term debt	(12,707)	—
Borrowings under revolving credit facility	50,000	82,300
Repayments under revolving credit facility	(7,000)	(39,300)
Dividends paid	(4,173)	(3,546)
Purchases of treasury stock	(4,628)	(6,216)
Net cash provided by financing activities	21,492	33,238

Effect of exchange rate changes on cash and cash equivalents	251	458

(Decrease) increase in cash and cash equivalents	(42,749)	15,332
Cash and cash equivalents at beginning of period	94,097	36,584
Cash and cash equivalents at end of period	$51,348	$51,916

See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 6

Cantel Medical Corp.                                 2019 Third Quarter Form 10-Q

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
Subsequent Events
We performed a review of events subsequent to April 30, 2019 through the date of issuance of the accompanying unaudited consolidated interim financial statements.
2.           Accounting Pronouncements
Newly Adopted Accounting Standards
In August 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities,” (“ASU 2017-12”) to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018 (our fiscal year 2020), including interim periods within that reporting period. We early adopted ASU 2017-12 effective August 1, 2018. The adoption of ASU 2017-12 did not have a material impact on our financial position, results of operations or cash flows.

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

Cantel Medical Corp.                                 2019 Third Quarter Form 10-Q

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

In February 2016, the FASB issued ASU 2016-02, “(Topic 842) Leases,” (“ASU 2016-02”). The new guidance requires the recording of assets and liabilities arising from leases on the balance sheet accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements. ASU 2016-02 is effective for fiscal years beginning after December 31, 2018 (our fiscal year 2020), including interim periods within that reporting period. Early adoption is permitted as of the beginning of an interim or annual period. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU 2018-11, “Leases (Topic 842) Targeted Improvements,” in December 2018, the FASB issued ASU 2018-20, “Narrow-Scope Improvements for Lessors” and in March 2019, the FASB issued ASU 2019-01, “Leases (Topic 842): Codification Improvements.” These ASUs provide adjustments relating to ASU 2016-02 and improvements to comparative reporting requirements for initial adoption and for separating components of a contract for lessors. We are currently in the process of evaluating the impact of the collective standard (“ASC 842”) on our financial position, results of operations and cash flows.

3.	Acquisitions

Fiscal 2019

Omnia: On February 1, 2019, we purchased all of the issued and outstanding stock of Omnia S.p.A. (“Omnia”), an Italian-based market leader in dental surgical consumables solutions, for total consideration (net of cash acquired), excluding acquisition-related costs, of $19,808, consisting of $16,597 of cash and $3,211 of stock consideration, plus additional earn-outs ranging from zero to a maximum of $5,800, which is payable upon the achievement of certain performance-based financial targets. Omnia’s business consists of a wide-ranging portfolio of sutures, irrigation tubing and customized dental surgical procedure kits, with a focus on procedure room set-up and cross-contamination prevention, and is included in our Dental segment.

(dollar amounts in thousands except share and per share data or as otherwise noted) 8

Cantel Medical Corp.                                 2019 Third Quarter Form 10-Q

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

The following table presents our purchase price allocations of our material acquisitions:

	2019		2018
Purchase Price Allocation	Omnia	CES Business(1)	Aexis	BHT Group
	(Preliminary)	(Preliminary)	(Final)	(Final)
Purchase Price:
Cash paid	$16,597	$17,047	$20,308	$60,216
Fair value of contingent consideration	—	—	1,292	—
Common stock issued	3,211	—	—	—
Total	$19,808	$17,047	$21,600	$60,216

Allocation:
Property and equipment	1,285	539	130	835
Amortizable intangible assets:
Customer relationships	9,259	8,100	1,800	12,500
Technology	1,600	—	4,600	6,200
Brand names	1,600	—	—	—
Goodwill	9,101	6,137	17,092	40,934
Deferred income taxes	—	—	(1,639)	(5,881)
Other working capital	2,170	2,271	909	5,628
Contingent consideration	—	—	(1,292)	—
Long-term debt	(5,207)	—	—	—
Total	$19,808	$17,047	$21,600	$60,216
_______________________________________________

(1)	The excess purchase price over net assets acquired was assigned to goodwill, all of which is deductible for income tax purposes.

Unaudited Pro Forma Summary of Operations

The acquisitions above, both individually and in the aggregate, were not material to our consolidated results of operations or financial position and, therefore, pro forma financial information is not presented.

(dollar amounts in thousands except share and per share data or as otherwise noted) 9

Cantel Medical Corp.                                 2019 Third Quarter Form 10-Q

4.      Stock-Based Compensation
2016 Equity Incentive Plan

At April 30, 2019, 281,044 nonvested restricted stock awards were outstanding under the 2016 plan. No options were outstanding under the 2016 plan. At April 30, 2019, 793,110 shares were collectively available for issuance pursuant to restricted stock and other stock awards, stock options and stock appreciation rights.

2006 Equity Incentive Plan

The 2006 Plan was terminated on January 7, 2016 in conjunction with the adoption of the 2016 Plan. At April 30, 2019, options to purchase 40,000 shares of common stock were outstanding under the 2006 Plan. No additional awards will be granted under this plan.

The following table shows the components of stock-based compensation expense recognized in the condensed consolidated statements of income:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
Cost of sales	$245	$167	$769	$463
Operating expenses:
Selling	538	559	1,684	1,188
General and administrative(1)	4,874	1,641	9,249	5,231
Research and development	65	76	183	151
Total operating expenses	5,477	2,276	11,116	6,570
Stock-based compensation expense	$5,722	$2,443	$11,885	$7,033
_______________________________________________

(1)	The increase in stock-based compensation expense primarily relates to the accelerated vesting of awards resulting from organizational leadership changes.

At April 30, 2019, total unrecognized stock-based compensation expense related to total nonvested stock options and restricted stock awards was $15,427 with a remaining weighted average period of 14 months over which such expense is expected to be recognized.

We determined the fair value of our market-based restricted stock awards using a Monte Carlo simulation on the date of grant using the following assumptions:

	Nine Months Ended April 30,
	2019	2018
Volatility of common stock	27.54%	26.60%
Average volatility of peer companies	36.55%	33.72%
Average correlation coefficient of peer companies	27.18%	32.26%
Risk-free interest rate	2.93%	1.62%

A summary of nonvested stock award activity for the nine months ended April 30, 2019 follows:

	Number of Time-based Awards	Number of Performance-based Awards	Number of Market-based Awards	Number of Total Awards	Weighted Average Fair Value
July 31, 2018	168,320	26,076	17,710	212,106	$88.87
Granted	143,144	35,981	25,320	204,445	$88.48
Vested(1)	(95,459)	(12,742)	(4,335)	(112,536)	$79.53
Forfeited	(10,251)	(7,034)	(5,686)	(22,971)	$98.73
April 30, 2019	205,754	42,281	33,009	281,044	$91.86
_______________________________________________

(1)	The aggregate fair value of all nonvested stock awards which vested was approximately $8,952.

(dollar amounts in thousands except share and per share data or as otherwise noted) 10

Cantel Medical Corp.                                 2019 Third Quarter Form 10-Q

A summary of stock option activity for the nine months ended April 30, 2019 follows:

	Number of shares	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2018	70,000	$38.60
Exercised	(30,000)	$31.81
Outstanding at April 30, 2019	40,000	$43.70	0.82	$1,010
Exercisable at April 30, 2019	40,000	$43.70	0.82	$1,010

During the nine months ended April 30, 2019, 5,000 options vested, with an aggregate fair value of approximately $277. During the nine months ended April 30, 2019, 30,000 options were exercised, with an aggregate fair value of approximately $1,787. At April 30, 2019, all outstanding options were vested.

Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the income tax benefit on stock-based compensation. For the nine months ended April 30, 2019, income tax deductions of $2,465 were generated, of which $1,902 were recorded as a reduction in income tax expense over the equity awards’ vesting period and the remaining excess tax benefit of $563 was recorded as a reduction in income tax expense. For the nine months ended April 30, 2018, income tax deductions of $3,406 were generated, of which $1,394 were recorded as a reduction in income tax expense over the equity awards’ vesting period and the remaining excess tax benefit of $2,012 was recorded as a reduction in income tax expense.

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

(dollar amounts in thousands except share and per share data or as otherwise noted) 11

Cantel Medical Corp.                                 2019 Third Quarter Form 10-Q

The following table gives information as to the net sales disaggregated by geography and product line:

	Three Months Ended April 30,		Nine Months Ended April 30,
Net sales by geography	2019	2018(1)	2019	2018(1)
United States	$163,367	$159,375	$497,469	$478,024
Europe/Africa/Middle East	39,949	33,702	106,278	94,254
Asia/Pacific	15,140	14,341	46,476	41,190
Canada	8,555	7,842	24,064	24,638
Latin America/South America	1,541	2,008	4,392	4,962
Total	$228,552	$217,268	$678,679	$643,068
Net sales by product line
Capital equipment	$51,351	$58,935	$166,870	$177,175
Consumables	144,515	130,155	417,067	385,963
Product service	31,074	27,407	91,428	78,758
All other(2)	1,612	771	3,314	1,172
Total	$228,552	$217,268	$678,679	$643,068
_______________________________________________

(1)	As noted above, prior year amounts have not been adjusted under the modified retrospective method.

(2)	Primarily includes software licensing revenues.

Remaining Performance Obligations

At April 30, 2019, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) was approximately $66,534, primarily within the Medical segment. We expect to recognize revenue on approximately 60% of these remaining performance obligations over the remainder of fiscal 2019 and fiscal 2020. These performance obligations primarily reflect the future product service revenues for multi-period service arrangements.

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

A summary of contract liabilities activity for the nine months ended April 30, 2019 follows:

Contract Liabilities
Balance, August 1, 2018	$29,015
Revenue deferred in current year	48,589
Deferred revenue recognized	(49,710)
Foreign currency translation	(435)
Balance, April 30, 2019	27,459
Contract liabilities included in Other long-term liabilities	(824)
Deferred revenue	$26,635

Practical Expedients and Policy Elections

As part of the cost to obtain a contract, we may pay incremental commissions to sales employees upon entering into a sales contract. Under ASC 606, we have elected to expense these costs as incurred when the period of benefit is less than one year. For certain multi-period contracts, we capitalize these amounts as contract costs, and amortize them based on the contract duration to which the assets relate, which ranges from two to five years. The amounts at April 30, 2019, were not material. For certain international contracts with distributors, we recognize a receivable at the point in time in which we have an unconditional right to payment. Most customers are required to pay a portion of the transaction price in advance and the remaining balance within 30 days of

(dollar amounts in thousands except share and per share data or as otherwise noted) 12

Cantel Medical Corp.                                 2019 Third Quarter Form 10-Q

receiving the related products. Accordingly, we have elected to use the practical expedient which allows us to ignore the possible existence of a significant financing component within these contracts.

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

6.    Inventories, Net

A summary of inventories is as follows:

	April 30, 2019	July 31, 2018
Raw materials and parts	$68,557	$49,054
Work-in-process	4,816	13,189
Finished goods	70,887	53,948
Reserve for excess and obsolete inventory	(10,067)	(8,599)
Total	$134,193	$107,592

7.    Derivatives
Foreign Currency

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

There were six foreign currency forward contracts with an aggregate notional value of $61,447 and $30,159 at April 30, 2019 and July 31, 2018, respectively, which covered certain assets and liabilities that were denominated in currencies other than each entity’s functional currency. For the nine months ended April 30, 2019 and 2018, the settlements of our forward contracts resulted in immaterial amounts of currency conversion gains and losses on the hedged items in the aggregate.

Variable Rate Borrowings

In order to hedge against the impact of fluctuations in the interest rate associated with our variable rate borrowings, on April 9, 2019, we entered into two interest rate swaps with a combined notional value of $150,000, expiring on June 28, 2023. The swaps fixed interest rates at 2.45%. At April 30, 2019, we had an asset of $751 recorded in other assets, and a liability of $142 recorded in accrued expenses, which represent the fair value of the interest rate swaps. The fair value of these interest rate swaps is subject to movements in LIBOR and will fluctuate in future periods.

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

Cantel Medical Corp.                                 2019 Third Quarter Form 10-Q

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

The fair values of our financial instruments measured on a recurring basis were categorized as follows:

	April 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$104	$—	$—	$104
Other Assets:
Interest rate swap	—	751	—	751
Total assets	$104	$751	$—	$855
Liabilities:
Accrued expenses:
Interest rate swap	—	142	—	142
Other long-term liabilities:
Contingent consideration	—	—	1,374	1,374
Total liabilities	$—	$142	$1,374	$1,516

	July 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$104	$—	$—	$104
Total assets	$104	$—	$—	$104
Liabilities:
Other long-term liabilities:
Contingent consideration	—	—	1,298	1,298
Total liabilities	$—	$—	$1,298	$1,298

(dollar amounts in thousands except share and per share data or as otherwise noted) 14

Cantel Medical Corp.                                 2019 Third Quarter Form 10-Q

A reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

Aexis Contingent Consideration
Balance, July 31, 2018	$1,298
Net activity	76
Balance, April 30, 2019	$1,374

Disclosure of Fair Value of Financial Instruments

At April 30, 2019 and July 31, 2018, the carrying amounts for cash and cash equivalents (excluding money markets), accounts receivable and accounts payable approximated fair value due to the short maturity of these instruments. At April 30, 2019 and July 31, 2018, the carrying value of our outstanding borrowings under our credit facility approximated the fair value of these obligations as the respective borrowing rates reflect prevailing market interest rates.

9.	Intangibles and Goodwill

Our intangible assets consist of the following:

	April 30, 2019			July 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships(1)	$144,003	$(49,042)	$94,961	$133,347	$(45,618)	$87,729
Technology(1)	59,652	(21,722)	37,930	54,585	(19,836)	34,749
Brand names(1)	8,462	(3,116)	5,346	8,141	(3,857)	4,284
Non-compete agreements(1)	2,880	(1,604)	1,276	3,060	(1,628)	1,432
Patents and other registrations	3,103	(1,236)	1,867	2,826	(1,179)	1,647
	218,100	(76,720)	141,380	201,959	(72,118)	129,841
Trademarks and tradenames	6,695	—	6,695	7,520	—	7,520
Total intangible assets	$224,795	$(76,720)	$148,075	$209,479	$(72,118)	$137,361
_______________________________________________

(1)	During the nine months ended April 30, 2019, we wrote off $10,127 of fully amortized intangible assets.

Amortization expense related to intangible assets was $15,508 and $12,892 for the nine months ended April 30, 2019 and 2018, respectively. We expect to recognize an additional $5,547 of amortization expense related to intangible assets for the remainder of fiscal 2019, and thereafter $18,382, $18,051, $17,252, $16,222 and $15,352 of amortization expense for fiscal years 2020, 2021, 2022, 2023 and 2024, respectively.

Goodwill changed during the nine months ended April 30, 2019 as follows:

	Medical	Life Sciences	Dental	Dialysis	Total Goodwill
Balance, July 31, 2018	$186,690	$58,925	$114,279	$8,133	$368,027
Acquisitions	—	6,137	9,101	—	15,238
Divestitures	—	(491)	—	—	(491)
Foreign currency translation	(4,244)	(176)	(210)	—	(4,630)
Balance, April 30, 2019	$182,446	$64,395	$123,170	$8,133	$378,144

(dollar amounts in thousands except share and per share data or as otherwise noted) 15

Cantel Medical Corp.                                 2019 Third Quarter Form 10-Q

10.    Financing Arrangements
Our long-term debt consists of the following:

	April 30, 2019	July 31, 2018
Revolving credit loans outstanding	$43,000	$—
Tranche A term loan outstanding	192,500	200,000
Unamortized debt issuance costs	(2,286)	(2,698)
Total long-term debt, net of unamortized debt issuance costs	233,214	197,302
Current portion of long-term debt	(10,000)	(10,000)
Long-term debt, net of unamortized debt issuance costs and excluding current portion	$223,214	$187,302

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

At April 30, 2019, we had $192,500 of term loan A borrowings outstanding and $43,000 revolver borrowings under the 2018 Credit Agreement. The tranche A term loan is subject to principal amortization, with $10,000 due and payable in each of fiscal 2019, 2020, 2021 and 2022, with the remaining $160,000 due and payable at maturity on June 28, 2023. During the nine months ended April 30, 2019, we made principal payments of $7,500.

Borrowings under the 2018 Credit Agreement bear interest at rates ranging from 0.00% to 1.00% above prime rate for base rate borrowings, or at rates ranging from 1.00% to 2.00% above the London Interbank Offered Rate (“LIBOR”), depending upon our “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2018 Credit Agreement (“Consolidated EBITDA”). At April 30, 2019, the lender’s base rate was 5.75% and the LIBOR rate was 3.73%. The margins applicable to our outstanding borrowings were 0.25% above the lender’s base rate or 1.25% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at April 30, 2019. The 2018 Credit Agreement also provides for fees on the unused portion of our facility at rates ranging from 0.20% to 0.35%, depending upon our Consolidated Leverage Ratio, which was 0.20% at April 30, 2019. At April 30, 2019, the interest rate on our outstanding borrowings was approximately 3.74%.

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

11.    Commitments and Contingencies

Contingent Consideration and Assumed Contingent Liability

At April 30, 2019, $1,374 was recorded related to the Aexis acquisition, which is for the estimated fair value of contingent consideration payable upon the achievement of certain purchase order targets through March 21, 2020. During fiscal 2017, we decided to exit the Jet Prep business that was acquired in fiscal 2014. At the time of the acquisition, we assumed a contingent obligation payable to the Israeli Government based on future sales. In November 2017, the Israeli Government formally notified us that they would forgive any future amounts payable due to our decision to exit the Jet Prep business. As a result of this formal notification, we reduced the $1,138 contingent obligation to zero during the first quarter of fiscal 2018, resulting in a benefit through other income for the nine months ended April 30, 2018.

(dollar amounts in thousands except share and per share data or as otherwise noted) 16

Cantel Medical Corp.                                 2019 Third Quarter Form 10-Q

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

The following table sets forth the computation of basic and diluted EPS available to stockholders of common stock (excluding participating securities):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
Numerator for basic and diluted earnings per share:
Net income	$8,175	$18,736	$46,217	$74,153
Less income allocated to participating securities	(5)	(59)	(51)	(281)
Net income available to common shareholders	$8,170	$18,677	$46,166	$73,872
Denominator for basic and diluted earnings per share, adjusted for participating securities:
Denominator for basic earnings per share - weighted average number of shares outstanding attributable to common stock	41,720,733	41,580,387	41,685,623	41,559,312
Dilutive effect of stock awards using the treasury stock method and the average market price for the year	38,705	69,134	40,608	63,642
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	41,759,438	41,649,521	41,726,231	41,622,954
Earnings per share attributable to common stock:
Basic earnings per share	$0.20	$0.45	$1.11	$1.78
Diluted earnings per share	$0.20	$0.45	$1.11	$1.77
Stock options excluded from weighted average dilutive common shares because their inclusion would have been anti-dilutive	—	—	—	—

A reconciliation of weighted average number of shares and common stock equivalents attributable to common stock, as determined above, to our total weighted average number of shares and common stock equivalents, including participating securities, is set forth in the following table:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	41,759,438	41,649,521	41,726,231	41,622,954
Participating securities	25,002	133,954	45,485	159,932
Total weighted average number of shares and common stock equivalents attributable to both common stock and participating securities	41,784,440	41,783,475	41,771,716	41,782,886

(dollar amounts in thousands except share and per share data or as otherwise noted) 17

Cantel Medical Corp.                                 2019 Third Quarter Form 10-Q

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

ASC 740, “Income Taxes,” requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the 2017 Tax Act’s provisions, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which allows companies to record the tax effects of the 2017 Tax Act on a provisional basis and then, if necessary, subsequently adjust such amounts during a limited measurement period as more information becomes available. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year from enactment. As a result, we provided a provisional estimate of the effect of the Tax Act for the fiscal year ended July 31, 2018, and recorded a net benefit of $8,657 due to the impact on our deferred taxes on the basis of the actual fiscal 2018 results of operations. The measurement period provided by SAB 118 concluded during the second quarter of fiscal 2019, and no material adjustments were made to the provisional estimates recorded.

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

A reconciliation of the consolidated effective income tax rate is as follows:

	Three Months Ended	Nine Months Ended
Effective Rate, April 30, 2018	26.7%	16.2%
Deferred tax revaluation	1.0%	10.0%
U.S. federal statutory rate decrease	(5.8)%	(5.8)%
Foreign operations	4.9%	2.4%
State taxes	(0.9)%	0.2%
Excess tax benefit	3.5%	1.4%
Other	4.2%	2.5%
Effective Rate, April 30, 2019	33.6%	26.9%

(dollar amounts in thousands except share and per share data or as otherwise noted) 18

Cantel Medical Corp.                                 2019 Third Quarter Form 10-Q

14.    Accumulated Other Comprehensive Loss

The components and changes in accumulated other comprehensive loss were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
Beginning balance	$(17,096)	$1,246	$(11,456)	$(9,900)
Foreign currency translation	(3,168)	(6,538)	(8,808)	4,608
Interest rate swap	609	—	609	—
Ending balance	$(19,655)	$(5,292)	$(19,655)	$(5,292)

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

Life Sciences: designs, develops, manufactures, sells, and installs water purification systems for medical, pharmaceutical and other bacteria controlled applications. We also provide filtration/separation and disinfectant technologies to the medical and life science markets through a worldwide distributor network. Two customers collectively accounted for approximately 40.9% and 50.1% of our Life Sciences segment net sales for the nine months ended April 30, 2019 and 2018, respectively.

Dental: designs, manufactures, sells, supplies and distributes a broad selection of infection prevention healthcare products, the majority of which are single-use products used by dental practitioners. Three customers collectively accounted for approximately 45.7% and 47.7% of our Dental segment net sales for the nine months ended April 30, 2019 and 2018, respectively.

Dialysis: designs, develops, manufactures, sells and services reprocessing systems and sterilants for dialyzers (a device serving as an artificial kidney), as well as dialysate concentrates and supplies utilized for renal dialysis. Three customers accounted for approximately 45.6% and 39.0% of our Dialysis segment net sales for the nine months ended April 30, 2019 and 2018, respectively. These customers include one of the top two customers noted above under our Life Sciences segment.

None of our customers accounted for 10% or more of our consolidated net sales for the nine months ended April 30, 2019 and 2018.

Information as to reportable segments is summarized below:

	Three Months Ended April 30,		Nine Months Ended April 30,
Net sales	2019	2018	2019	2018
Medical	$130,722	$118,396	$386,854	$347,446
Life Sciences	46,478	54,020	151,692	161,127
Dental	43,628	36,832	116,189	110,599
Dialysis	7,724	8,020	23,944	23,896
Total net sales	$228,552	$217,268	$678,679	$643,068

(dollar amounts in thousands except share and per share data or as otherwise noted) 19

Cantel Medical Corp.                                 2019 Third Quarter Form 10-Q

	Three Months Ended April 30,		Nine Months Ended April 30,
Income from operations	2019	2018	2019	2018
Medical	$24,302	$20,515	$75,038	$64,662
Life Sciences	4,842	9,018	18,496	27,976
Dental	4,758	7,025	15,571	22,258
Dialysis	1,151	1,778	3,728	5,795
	35,053	38,336	112,833	120,691
General corporate expenses	20,241	11,269	44,147	29,508
Total income from operations	$14,812	$27,067	$68,686	$91,183

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

Third Quarter 2019 Summary

A summary of financial results for the three months ended April 30, 2019 compared with the three months ended April 30, 2018 follows:

•	Net sales increased by 5.2% to $228,552 from $217,268, with organic net sales growth of 2.7%

•	Net income decreased by 56.4% to $8,175 from $18,736

•	Non-GAAP net income decreased by 7.9% to $22,966 from $24,929

•	Diluted EPS decreased by 56.4% to $0.20 from $0.45

•	Non-GAAP diluted EPS decreased by 7.5% to $0.55 from $0.60

•	Adjusted EBITDAS decreased by 5.0% to $41,384 from $43,569

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

Acquisitions

On February 1, 2019, we purchased all of the issued and outstanding stock of Omnia, an Italian-based market leader in dental surgical consumables solutions, for total consideration (net of cash acquired), excluding acquisition-related costs, of $19,808, consisting of $16,597 of cash and $3,211 of stock consideration, plus additional earn-outs ranging from zero to a maximum of $5,800, which is payable upon the achievement of certain performance-based financial targets. Omnia’s business consists of a wide-ranging portfolio of sutures, irrigation tubing and customized dental surgical procedure kits, with a focus on procedure room set-up and cross-contamination prevention, and is included in our Dental segment.

(dollar amounts in thousands except share and per share data or as otherwise noted) 20

Cantel Medical Corp.                                 2019 Third Quarter Form 10-Q

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

U.S. Tax Reform

The 2017 Tax Act, among other provisions, lowered the applicable U.S. federal statutory income tax rate from 35% to 21% and implemented the imposition of a one-time transition tax on previously deferred foreign earnings. ASC 740 requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted, including the revaluation of deferred income tax assets and liabilities. During the second quarter ended January 31, 2018, we recorded a one-time net benefit of $8,398 to the income tax provision as a provisional estimate of the net accounting impact of the 2017 Tax Act in accordance with SAB 118. During the third quarter ended April 30, 2018, we reduced the one-time net benefit by $294.

Results of Operations

The following tables give information as to the percentages of net sales represented by selected items reflected in our condensed consolidated statements of income.

	Three Months Ended April 30,				Percentage Change
Statement of Income Data:	2019		2018
Net sales	$228,552	100.0%	$217,268	100.0%	5.2%
Cost of sales	121,675	53.2%	112,594	51.8%	8.1%
Gross profit	106,877	46.8%	104,674	48.2%	2.1%

Selling	36,077	15.8%	33,252	15.3%	8.5%
General and administrative	48,634	21.3%	37,784	17.4%	28.7%
Research and development	7,354	3.2%	6,571	3.0%	11.9%
Total operating expenses	92,065	40.3%	77,607	35.7%	18.6%

Income from operations	14,812	6.5%	27,067	12.5%	(45.3)%

Interest expense, net	2,509	1.1%	1,498	0.7%	67.5%
Other income, net	—	—%	—	—%	—%
Income before income taxes	12,303	5.4%	25,569	11.8%	(51.9)%
Income taxes	4,128	1.8%	6,833	3.2%	(39.6)%
Net income	$8,175	3.6%	$18,736	8.6%	(56.4)%

(dollar amounts in thousands except share and per share data or as otherwise noted) 21

Cantel Medical Corp.                                 2019 Third Quarter Form 10-Q

	Nine Months Ended April 30,				Percentage Change
Statement of Income Data:	2019		2018
Net sales	$678,679	100.0%	$643,068	100.0%	5.5%
Cost of sales	361,878	53.3%	336,500	52.3%	7.5%
Gross profit	316,801	46.7%	306,568	47.7%	3.3%

Selling	103,233	15.2%	95,774	14.9%	7.8%
General and administrative	122,527	18.1%	102,068	15.9%	20.0%
Research and development	22,355	3.3%	17,543	2.7%	27.4%
Total operating expenses	248,115	36.6%	215,385	33.5%	15.2%

Operating income	68,686	10.1%	91,183	14.2%	(24.7)%

Interest expense, net	6,742	1.0%	3,822	0.6%	76.4%
Other income, net	(1,313)	(0.2)%	(1,138)	(0.2)%	—%
Income before income taxes	63,257	9.3%	88,499	13.8%	(28.5)%
Income taxes	17,040	2.5%	14,346	2.3%	18.8%
Net income	$46,217	6.8%	$74,153	11.5%	(37.7)%

The following table gives information as to the net sales by reportable segment and geography, as well as the related percentage of such net sales to the total net sales.

	Three Months Ended April 30,				Nine Months Ended April 30,
Net sales by segment	2019		2018		2019		2018
Medical	$130,722	57.2%	$118,396	54.5%	$386,854	57.0%	$347,446	54.0%
Life Sciences	46,478	20.3%	54,020	24.9%	151,692	22.4%	161,127	25.1%
Dental	43,628	19.1%	36,832	17.0%	116,189	17.1%	110,599	17.2%
Dialysis	7,724	3.4%	8,020	3.6%	23,944	3.5%	23,896	3.7%
Total net sales	$228,552	100.0%	$217,268	100.0%	$678,679	100.0%	$643,068	100.0%
Net sales by geography
United States	$163,367	71.5%	$159,375	73.4%	$497,469	73.3%	$478,024	74.3%
International	65,185	28.5%	57,893	26.6%	181,210	26.7%	165,044	25.7%
Total net sales	$228,552	100.0%	$217,268	100.0%	$678,679	100.0%	$643,068	100.0%

The following table gives information as to the amount of income from operations, as well as income from operations as a percentage of net sales, for each of our reportable segments.

	Three Months Ended April 30,				Nine Months Ended April 30,
Income from operations by segment	2019		2018		2019		2018
Medical	$24,302	18.6%	$20,515	17.3%	$75,038	19.4%	$64,662	18.6%
Life Sciences	4,842	10.4%	9,018	16.7%	18,496	12.2%	27,976	17.4%
Dental	4,758	10.9%	7,025	19.1%	15,571	13.4%	22,258	20.1%
Dialysis	1,151	14.9%	1,778	22.2%	3,728	15.6%	5,795	24.3%
Income from operations by segment	35,053	15.3%	38,336	17.6%	112,833	16.6%	120,691	18.8%
General corporate expenses	20,241	8.8%	11,269	5.1%	44,147	6.5%	29,508	4.6%
Income from operations	$14,812	6.5%	$27,067	12.5%	$68,686	10.1%	$91,183	14.2%

(dollar amounts in thousands except share and per share data or as otherwise noted) 22

Cantel Medical Corp.                                 2019 Third Quarter Form 10-Q

Net Sales

Total net sales increased by $11,284 or 5.2%, to $228,552 for the three months ended April 30, 2019 from $217,268 for the three months ended April 30, 2018, which consisted of an increase of 2.7% in organic sales, an increase of 3.8% in net sales due to acquisitions and a decrease of 1.3% due to foreign currency translation. International net sales increased by $7,292 or 12.6%, to $65,185 for the three months ended April 30, 2019 from $57,893 for the three months ended April 30, 2018. The 12.6% increase in international net sales consisted of 8.3% organic sales growth, a 9.5% increase due to acquisitions (offset by dispositions), and a decrease of 5.2% due to foreign currency translation, resulting from the strengthening of the U.S. dollar.

Total net sales increased by $35,611 or 5.5%, to $678,679 for the nine months ended April 30, 2019 from $643,068 for the nine months ended April 30, 2018, which consisted of an increase of 4.1% in organic sales, an increase of 2.4% in net sales due to acquisitions and a decrease of 1.0% due to foreign currency translation. International net sales increased by $16,166 or 9.8%, to $181,210 for the nine months ended April 30, 2019 from $165,044 for the nine months ended April 30, 2018. The 9.8% increase in international net sales consisted of 9.2% organic sales growth, a 4.5% increase due to acquisitions (offset by dispositions), and a decrease of 3.9% due to foreign currency translation, resulting from the strengthening of the U.S. dollar.

Medical. Net sales increased by $12,326 or 10.4%, for the three months ended April 30, 2019 compared with the three months ended April 30, 2018, which consisted of 12.2% organic sales growth, a 0.6% increase due to acquisitions and a decrease of 2.4% due to foreign currency translation. Net sales increased by $39,408 or 11.3%, for the nine months ended April 30, 2019 compared with the nine months ended April 30, 2018, which consisted of 12.1% organic sales growth, a 0.9% increase due to acquisitions and a decrease of 1.7% due to foreign currency translation. The increases in organic net sales for the three and nine month periods were primarily driven by increased sales of our reprocessing products (across all product lines) and to a lesser extent, our procedure room products and consumables. The sales growth was primarily driven by our domestic business and also supported by international sales increases, most notably in the Asia/Pacific region.

Life Sciences. Net sales decreased by $7,542 or 14.0% for the three months ended April 30, 2019 compared with the three months ended April 30, 2018, which consisted of 17.6% organic sales decrease and a decrease of 0.3% due to foreign currency translation, partially offset by a 3.9% increase due to acquisitions (net of divestitures). Net sales decreased by $9,435 or 5.9% for the nine months ended April 30, 2019 compared with the nine months ended April 30, 2018, which consisted of 9.3% organic sales decrease and a decrease of 0.4% due to foreign currency translation, partially offset by a 3.8% increase due to acquisitions (net of divestitures). The decreases in sales for the three and nine month periods were primarily due to continued softness in demand for capital equipment, primarily in the medical water business, partially offset by acquisition-related growth. We expect this softness in demand to continue through the end of our fiscal year as orders for our hemodialysis water business were down this quarter, as a result of a key customer moving toward a dual source approach and a cyclical downturn in this business. For a more detailed discussion on the competitive threat to our hemodialysis water business, see Part I, Item 1A, Risk Factors, in our 2018 Annual Report on Form 10-K.

Dental. Net sales increased by $6,796 or 18.5%, for the three months ended April 30, 2019 compared with the three months ended April 30, 2018. Net sales increased by $5,590 or 5.1%, for the nine months ended April 30, 2019 compared with the nine months ended April 30, 2018. The increases for the three and nine month periods were primarily driven by acquisition-related growth, partially offset by a decrease in sales to our distributor network due to inventory adjustments within our channel at the start of this fiscal year. Organic sales for the three month period increased by 3.4% as the inventory adjustments within our distributor network have stabilized.

Dialysis. Net sales decreased by $296 or 3.7%, for the three months ended April 30, 2019 compared with the three months ended April 30, 2018. Net sales increased by $48 or 0.2%, for the nine months ended April 30, 2019 compared with the nine months ended April 30, 2018. The decreases in sales for the three month period was primarily due to the decrease in reprocessing sales, partially offset by the increase in sales volume for our domestic concentrate. The slight increases in sales for the nine month period was primarily due to the increase in sales volume for our domestic concentrate business, offset by decreases in reprocessing sales and the loss of concentrate business in certain international regions.

Gross Profit

Gross profit increased by $2,203 or 2.1%, to $106,877 for the three months ended April 30, 2019 from $104,674 for the three months ended April 30, 2018. Gross profit as a percentage of net sales for the three months ended April 30, 2019 and 2018 was 46.8% and 48.2%, respectively. Gross profit increased by $10,233 or 3.3%, to $316,801 for the nine months ended April 30, 2019 from $306,568 for the nine months ended April 30, 2018. Gross profit as a percentage of net sales for the nine months ended April 30, 2019 and 2018 was 46.7% and 47.7%, respectively. The decreases in gross profit as a percentage of net sales for the three and nine month periods ended April 30, 2019 were due to increased labor costs resulting from livable wage increases, and

(dollar amounts in thousands except share and per share data or as otherwise noted) 23

Cantel Medical Corp.                                 2019 Third Quarter Form 10-Q

the reclassification of certain compensation and benefit-related costs that had previously been recorded in operating expenses into cost of sales. The reclassification of certain compensation and benefit-related costs negatively impacted gross profit as a percentage of net sales by approximately 0.5% for the three and nine month periods ended April 30, 2019. Excluding the impact of acquisition-related and restructuring-related items, gross profit as a percentage of net sales for the three months ended April 30, 2019 and 2018, was 47.1% and 48.2%, respectively, and for the nine months ended April 30, 2019 and 2018, was 46.9% and 48.3%, respectively.

Operating Expenses

Operating expenses as a percentage of net sales for the three months ended April 30, 2019 and 2018 was 40.3% and 35.7%, respectively. Operating expenses as a percentage of net sales for the nine months ended April 30, 2019 and 2018 was 36.6% and 33.5%, respectively. As stated above, there was a reclassification of certain compensation and benefit-related costs that had previously been recorded in operating expenses into cost of sales, which positively impacted operating expenses as a percentage of net sales by approximately 0.5% for the three and nine month periods ended April 30, 2019.

Selling expenses increased by $2,825 or 8.5%, to $36,077 for the three months ended April 30, 2019 from $33,252 for the three months ended April 30, 2018. Selling expenses increased by $7,459 or 7.8%, to $103,233 for the nine months ended April 30, 2019 from $95,774 for the nine months ended April 30, 2018. The increase was primarily due to selling and marketing expenses of our recent acquisitions, and to a lesser extent higher compensation-related costs. Selling expenses as a percentage of net sales were 15.8% and 15.3% for the three months ended April 30, 2019 and 2018, respectively. Selling expenses as a percentage of net sales were 15.2% and 14.9% for the nine months ended April 30, 2019 and 2018, respectively.

General and administrative expenses increased by $10,850 or 28.7%, to $48,634 for the three months ended April 30, 2019 from $37,784 for the three months ended April 30, 2018. General and administrative expenses increased by $20,459 or 20.0%, to $122,527 for the nine months ended April 30, 2019 from $102,068 for the nine months ended April 30, 2018. The increases were primarily due to an increase in ERP implementation costs, an increase of restructuring-related costs resulting from organizational leadership changes, acquisition-related items (such as transaction and integration-related costs), and higher amortization expense as a result of our recent acquisitions. General and administrative expenses as a percentage of net sales were 21.3% and 17.4% for the three months ended April 30, 2019 and 2018, respectively. General and administrative expenses as a percentage of net sales were 18.1% and 15.9% for the nine months ended April 30, 2019 and 2018, respectively.

 Research and development expenses (which include continuing engineering costs) increased by $783 or 11.9%, to $7,354 for the three months ended April 30, 2019 from $6,571 for the three months ended April 30, 2018. Research and development expenses increased by $4,812 or 27.4%, to $22,355 for the nine months ended April 30, 2019 from $17,543 for the nine months ended April 30, 2018. The increase was primarily due to additional product development initiatives primarily in our Medical segment, and to a lesser extent due to increased headcount. Research and development expenses as a percentage of net sales were 3.2% and 3.0% for the three months ended April 30, 2019 and 2018, respectively. Research and development expenses as a percentage of net sales were 3.3% and 2.7% for the nine months ended April 30, 2019 and 2018, respectively.

Income from Operations

Medical. Income from operations increased by $3,787 or 18.5%, for the three months ended April 30, 2019 compared with the three months ended April 30, 2018. Income from operations increased by $10,376 or 16.0%, for the nine months ended April 30, 2019 compared with the nine months ended April 30, 2018. The increases in the three and nine month periods were primarily due to increased sales volume in the United States and internationally, as further explained above. The increase was partially offset by elevated ERP implementation costs associated with a third quarter go-live date and restructuring-related charges resulting from organizational leadership changes.

Life Sciences. Income from operations decreased by $4,176 or 46.3%, for the three months ended April 30, 2019 compared with the three months ended April 30, 2018. Income from operations decreased by $9,480 or 33.9%, for the nine months ended April 30, 2019 compared with the nine months ended April 30, 2018. The decreases in the three and nine month periods were primarily due to lower net sales, restructuring-related costs (including the accelerated amortization of certain intangible assets) and an increase in research and development costs. We expect this continued softness in demand to continue in the upcoming quarters as orders for our hemodialysis water business were down this quarter, as a result of a key customer moving toward a dual source approach and a cyclical downturn in this business.

Dental. Income from operations decreased by $2,267 or 32.3%, for the three months ended April 30, 2019 compared with the three months ended April 30, 2018. Income from operations decreased by $6,687 or 30.0%, for the nine months ended April 30, 2019 compared with the nine months ended April 30, 2018. The decreases in the three and nine month periods were

(dollar amounts in thousands except share and per share data or as otherwise noted) 24

Cantel Medical Corp.                                 2019 Third Quarter Form 10-Q

primarily due to reduced gross profit (resulting from livable wage increase, decreased productivity and inflationary pressures) and increased selling and marketing expenses, partially offset by income from operations related to acquisitions.

Dialysis. Income from operations decreased by $627 or 35.3%, for the three months ended April 30, 2019 compared with the three months ended April 30, 2018. Income from operations decreased by $2,067 or 35.7%, for the nine months ended April 30, 2019 compared with the nine months ended April 30, 2018. The decreases in the three and nine month periods were primarily due to the shift to lower margin products and increased selling expenses, partially offset by higher net sales (for the nine month period).

General Corporate Expenses

General corporate expenses relate to unallocated corporate costs primarily related to executive management personnel as well as costs associated with certain facets of our acquisition and integration programs and being a publicly traded company. Such expenses increased by $8,972 or 79.6%, for the three months ended April 30, 2019 from the three months ended April 30, 2018. Such expenses increased by $14,639 or 49.6%, for the nine months ended April 30, 2019 from the nine months ended April 30, 2018. The increases in the three and nine month periods were primarily due to an increase of restructuring-related costs resulting from organizational leadership changes, acquisition-related charges and ERP implementation costs.

Interest Expense, Net

Interest expense, net increased by $1,011 or 67.5%, to $2,509 for the three months ended April 30, 2019 from $1,498 for the three months ended April 30, 2018. Interest expense, net increased by $2,920 or 76.4%, to $6,742 for the nine months ended April 30, 2019 from $3,822 for the nine months ended April 30, 2018. These increases in the three and nine month periods resulted from an increase in the average outstanding borrowings due to both the term loan and revolver borrowings to support the funding of acquisitions, and to a lesser extent, higher variable interest rates.

Other Income, Net

Other income, net of $1,313 for the nine months ended April 30, 2019 represents the gain on sale of our high purity water business in Canada. Other income, net of $1,138 for the nine months ended April 30, 2018 represents the favorable resolution of the contingent liability associated with the Jet Prep acquisition.

Income Taxes

The consolidated effective tax rate increased by 6.9% to 33.6% for the three months ended April 30, 2019 from a 26.7% benefit for the three months ended April 30, 2018. The consolidated effective tax rate increased by 10.7% to 26.9% for the nine months ended April 30, 2019 from 16.2% for the nine months ended April 30, 2018. The increase in the three month period was primarily the result of income mix between domestic and foreign operations, excess tax charges related to share-based compensation, partially offset by the reduction in U.S. federal tax rate. The increase in the nine month period was primarily attributed to the recording of the discrete net tax benefits associated with the estimated impact of our U.S. net deferred tax items as a result of the 2017 Tax Act during fiscal 2018.

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

Cantel Medical Corp.                                 2019 Third Quarter Form 10-Q

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

Excess tax benefits (expense) resulting from stock compensation are recorded as an adjustment to income tax expense. The magnitude of the impact of excess tax benefits generated in the future, which may be favorable or unfavorable, are dependent upon our future grants of equity awards, our future share price on the date awards vest in relation to the fair value of awards on grant date and the exercise behavior of our stock award holders. Since these tax benefits are largely unrelated to our results and unrepresentative of our normal effective tax rate, we excluded their impact on net income and diluted EPS to arrive at our non-GAAP financial measures.

During the nine months ended April 30, 2019, we recorded specific discrete tax items associated with our international operations that were unrelated to fiscal 2019. As these items are unrepresentative of our normal effective tax rate, we excluded their impact on net income and diluted EPS to arrive at our non-GAAP financial measures.

The 2017 Tax Act significantly revised U.S. tax law by, among other provisions, (a) lowering the applicable U.S. federal statutory income tax rate from 35% to 21%, (b) creating a partial territorial tax system that includes imposing a mandatory one-time transition tax on previously deferred foreign earnings, (c) creating provisions regarding the (1) Global Intangible Low Tax Income, (2) the Foreign Derived Intangible Income deduction, and (3) the Base Erosion Anti-Abuse Tax and (d) eliminating or reducing certain income tax deductions, such as interest expense, executive compensation expenses and certain employee expenses. During the nine months ended April 30, 2018, we recorded a one-time net benefit as a provisional estimate of the net accounting impact of the 2017 Tax Act in accordance with SAB 118. Since the net favorable tax benefit is largely unrelated to our results and unrepresentative of our normal effective tax rate, we excluded its impact on net income and diluted EPS to arrive at our non-GAAP financial measures.

In November 2018, we completed the disposition of our high purity water business in Canada. This resulted in a pre-tax gain of $1,313 through other income, net for the nine months ended April 30, 2019. Since this gain was irregular, we made an adjustment to our net income and diluted EPS to exclude this gain to arrive at our non-GAAP financial measures.

In November 2017, the Israeli Government notified us that they would forgive any future amounts due under a contingent obligation payable from a previous acquisition. As a result of this formal notification, we reduced the $1,138 contingent obligation payable to zero during the nine months ended April 30, 2018, resulting in a gain through other income. Since this gain was irregular, we made an adjustment to our net income and diluted EPS to exclude this gain to arrive at our non-GAAP financial measures.

Three Months Ended April 30, 2019

We made adjustments to net income and diluted EPS to exclude (i) amortization expense of purchased intangible assets, (ii) acquisition-related items, (iii) business optimization and restructuring-related charges, primarily related to organizational leadership changes, (iv) an adjustment to the excess tax benefits applicable to stock compensation and (v) tax matters to arrive at our non-GAAP financial measures, non-GAAP net income and non-GAAP diluted EPS.

(dollar amounts in thousands except share and per share data or as otherwise noted) 26

Cantel Medical Corp.                                 2019 Third Quarter Form 10-Q

Three Months Ended April 30, 2018

We made adjustments to net income and diluted EPS to exclude (i) amortization expense of purchased intangible assets, (ii) acquisition-related items, (iii) business optimization and restructuring-related charges, (iv) litigation matters, and (v) the reduction of a repatriation tax related to the 2017 Tax Act to arrive at our non-GAAP financial measures, non-GAAP net income and non-GAAP diluted EPS.

The reconciliations of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS were calculated as follows:

	Three Months Ended April 30,
	2019		2018
Net income/Diluted EPS, as reported	$8,175	$0.20	$18,736	$0.45
Intangible amortization, net of tax(1)	3,850	0.09	3,468	0.08
Acquisition-related items, net of tax(2)	2,047	0.05	651	0.02
Restructuring-related charges, net of tax(3)	8,401	0.20	991	0.02
Litigation matters(1)	—	—	1,637	0.04
Excess tax expenses(4)	434	0.01	—	—
Tax matters(4)	59	—	(554)	(0.01)
Non-GAAP net income/Non-GAAP diluted EPS	$22,966	$0.55	$24,929	$0.60
________________________________________________

(1)	Amounts were recorded in general and administrative expenses.

(2)
For the three months ended April 30, 2019, pre-tax acquisition-related items of $47 were recorded in net sales, $394 were recorded in cost of sales and $2,400 were recorded in general and administrative expenses. For the three months ended April 30, 2018, pre-tax acquisition-related items of $953 were recorded in general and administrative expenses.

(3)
For the three months ended April 30, 2019, pre-tax restructuring-related items of $272 were recorded in cost of sales and $9,840 were recorded in general and administrative expenses. For the three months ended April 30, 2018, pre-tax restructuring-related items of $17 were recorded in cost of sales and $1,466 were recorded in general and administrative expenses.

(4)	Amounts were recorded in income taxes.

Nine Months Ended April 30, 2019

We made adjustments to net income and diluted EPS to exclude (i) amortization expense of purchased intangible assets, (ii) acquisition-related items, (iii) business optimization and restructuring-related charges, primarily related to organizational leadership changes, (iv) gain on disposition of business, (v) excess tax benefits applicable to stock compensation, (vi) tax matters and (vii) litigation matters to arrive at our non-GAAP financial measures, non-GAAP net income and non-GAAP diluted EPS.

Nine Months Ended April 30, 2018

We made adjustments to net income and diluted EPS to exclude (i) amortization expense of purchased intangible assets, (ii) acquisition-related items, (iii) business optimization and restructuring-related charges, (iv) excess tax benefits applicable to stock compensation, (v) the net tax benefit associated with the estimated impact of the revaluation of our U.S. net deferred tax liabilities as a result of the 2017 Tax Act, (vi) litigation matters and (vii) the resolution of the contingent liability associated with the Jet Prep acquisition to arrive at our non-GAAP financial measures, non-GAAP net income and non-GAAP diluted EPS.

(dollar amounts in thousands except share and per share data or as otherwise noted) 27

Cantel Medical Corp.                                 2019 Third Quarter Form 10-Q

The reconciliations of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS were calculated as follows:

	Nine Months Ended April 30,
	2019		2018
Net income/Diluted EPS, as reported	$46,217	$1.11	$74,153	$1.77
Intangible amortization, net of tax(1)	11,928	0.29	9,844	0.24
Acquisition-related items, net of tax(2)	4,236	0.10	2,307	0.06
Restructuring-related charges, net of tax(3)	10,486	0.25	2,844	0.07
Gain on disposition of business, net of tax(4)	(929)	(0.02)	—	—
Excess tax benefits(5)	(563)	(0.01)	(2,012)	(0.05)
Tax matters(5)	959	0.02	(8,952)	(0.22)
Litigation matters(1)	134	—	1,637	0.04
Resolution of contingent liability(4)	—	—	(1,138)	(0.03)
Non-GAAP net income/Non-GAAP diluted EPS	$72,468	$1.74	$78,683	$1.88
________________________________________________

(1)	Amounts were recorded in general and administrative expenses.

(2)
For the nine months ended April 30, 2019, pre-tax acquisition-related items of $351 were recorded in net sales, $486 were recorded in cost of sales and $4,960 were recorded in general and administrative expenses. For the nine months ended April 30, 2018, pre-tax acquisition-related items of $893 were recorded in cost of sales and $2,409 were recorded in general and administrative expenses.

(3)
For the nine months ended April 30, 2019, pre-tax restructuring-related items of $272 were recorded in cost of sales, $12,533 were recorded in general and administrative expenses and $1,313 of expenses were recorded in other income. For the nine months ended April 30, 2018, pre-tax restructuring-related items of $1,164 were recorded in cost of sales and $2,656 were recorded in general and administrative expenses.

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

(dollar amounts in thousands except share and per share data or as otherwise noted) 28

Cantel Medical Corp.                                 2019 Third Quarter Form 10-Q

The reconciliations of net income to EBITDAS and adjusted EBITDAS were calculated as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
Net income, as reported	$8,175	$18,736	$46,217	$74,153
Interest expense, net	2,509	1,498	6,742	3,822
Income taxes	4,128	6,833	17,040	14,346
Depreciation	5,892	4,626	15,455	12,816
Amortization	4,956	4,480	15,508	12,892
Loss on disposal of fixed assets	529	187	1,368	521
Stock-based compensation expense	5,722	2,443	11,885	7,033
EBITDAS	31,911	38,803	114,215	125,583
Acquisition-related items	2,841	953	5,797	3,302
Restructuring-related charges(1)	6,632	1,468	8,871	3,721
Gain on disposition of business	—	—	(1,313)	—
Litigation matters	—	2,345	163	2,345
Resolution of contingent liability	—	—	—	(1,138)
Adjusted EBITDAS	$41,384	$43,569	$127,733	$133,813
________________________________________________

(1)	Excludes stock-based compensation expense.

We define net debt as long-term debt less cash and cash equivalents. Each of the components of net debt appears on our consolidated balance sheets. We believe that the presentation of net debt provides useful information to investors because we review net debt as part of our management of our overall liquidity, financial flexibility, capital structure and leverage.

	April 30, 2019	July 31, 2018
Long-term debt (excluding debt issuance costs)	$235,500	$200,000
Less cash and cash equivalents	(51,348)	(94,097)
Net debt	$184,152	$105,903

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

Cash Flows

Net Cash Provided by Operating Activities. Net cash provided by operating activities decreased by $41,517 or 46.1%, to $48,486 for the nine months ended April 30, 2019 from $90,003 for the nine months ended April 30, 2018, primarily due to the decrease in net income, decreased cash collections of outstanding accounts receivable, cash payments associated with restructuring-related activities during the period and an increase in inventory, partially offset by the timing of accounts payable and a reduction

(dollar amounts in thousands except share and per share data or as otherwise noted) 29

Cantel Medical Corp.                                 2019 Third Quarter Form 10-Q

in income tax payments. The timing of our enterprise resource planning ERP go-live this quarter impacted our net cash provided by operating activities during the nine month period.

Net Cash Used in Investing Activities. Net cash used in investing activities increased by $4,611 or 4.3%, to $112,978 for the nine months ended April 30, 2019 from $108,367 for the nine months ended April 30, 2018, primarily due to the increase in capital expenditures (primarily related to the purchase of a new facility in Minnesota and our ERP project), partially offset by a decrease in cash paid for acquisitions and the proceeds from the sale of a business.

Net Cash Provided by Financing Activities. Net cash provided by financing activities decreased by $11,746 or 35.3%, to $21,492 for the nine months ended April 30, 2019 from $33,238 for the nine months ended April 30, 2018, primarily due to a net decrease in borrowings used to support acquisition-related activity, increase in cash withheld for taxes related to the net settlement of equity awards, and an increase in dividend payments.

Debt

At April 30, 2019, we had $192,500 of outstanding term loan borrowings and $43,000 of revolver borrowings under our Fourth Amended and Restated Credit Agreement (the “2018 Credit Agreement”).

For further information regarding the 2018 Credit Agreement, including a description of affirmative and negative covenants, see Note 10 to our condensed consolidated financial statements in Part I, Item 1 of this report.

In order to hedge against the impact of fluctuations in the interest rate associated with our variable rate borrowings, on April 9, 2019, we entered into two interest rate swaps with a combined notional value of $150,000, expiring on June 28, 2023. The swaps fixed interest rates at 2.45%. The fair value of these interest rate swaps is subject to movements in LIBOR and will fluctuate in future periods.

Financing Needs

At April 30, 2019, our long-term debt (excluding debt issuance costs) of $235,500, net of our cash and cash equivalents of $51,348, was $184,152. Stockholders’ equity as of that date was $655,865.

Our operating segments generate significant cash from operations. At April 30, 2019, we had a cash balance of $51,348, of which $23,734 was held by foreign subsidiaries. Our foreign cash is needed by our foreign subsidiaries for working capital purposes as well as for current international growth initiatives. Accordingly, our foreign unremitted earnings are considered indefinitely reinvested and unavailable for repatriation.

We believe that our current cash position, anticipated cash flows from operations and the funds available under our 2018 Credit Agreement will be sufficient to satisfy our worldwide cash operating requirements for the foreseeable future based upon our existing operations, particularly given that we historically have not needed to borrow for working capital purposes. At June 6, 2019, approximately $356,729 was available under our 2018 Credit Agreement.

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

Cantel Medical Corp.                                 2019 Third Quarter Form 10-Q

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
On February 1, 2019, we acquired Omnia, on March 21, 2018, we acquired Aexis, and on August 1, 2018, we acquired the CES business, as more fully described in Note 3 to the condensed consolidated financial statements. During the initial transition period following the acquisitions, we enhanced our internal control process to ensure that all financial information related to these acquisitions was properly reflected in our condensed consolidated financial statements. We expect all aspects of the Aexis business and CES business will be fully integrated into our existing overall internal control structure during fiscal 2019. We expect all aspects of the Omnia business will be fully integrated into our existing overall internal control structure during fiscal 2020.

In 2017, we began the process of implementing a global operating and financial reporting information technology system, SAP S4 Hana (“SAP”), as part of a multi-year plan to integrate and upgrade our systems and processes. The first phase of this implementation became operational in February 2019, at our Medical segment's United States operations, our Medivators B.V. operations and at our corporate headquarters. As the phased implementation of SAP continues, we are experiencing certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. We believe the necessary steps have been taken to monitor and maintain appropriate internal control over financial reporting during this period of change and we will continue to evaluate the operating effectiveness of related key controls during subsequent periods.  While we expect SAP to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as each of the affected areas evolves.
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

31

Cantel Medical Corp.                                 2019 Third Quarter Form 10-Q

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table represents information with respect to purchases of common stock made by the Company during the current quarter:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the program
February 1 - February 28	535	$83.12	—	—
March 1 - March 31	1,951	$73.93	—	—
April 1 - April 30	1,226	$69.01	—	—
Total	3,712	$73.63	—	—
The Company does not currently have a repurchase program. All of the shares purchased during the current quarter represent shares surrendered to the Company to pay employee withholding taxes due upon the vesting of restricted stock.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
None.
Item 6.    Exhibits

10.1	Retirement Agreement and General Release dated as of March 29, 2019 between the Company and Eric W. Nodiff.

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

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

(dollar amounts in thousands except share and per share data or as otherwise noted) 32

Cantel Medical Corp.                                 2019 Third Quarter Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANTEL MEDICAL CORP.

Date: June 6, 2019

	By:	/s/ George L. Fotiades
George L. Fotiades
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Peter G. Clifford
Peter G. Clifford,
Executive Vice President and Chief Operating Officer
(Principal Financial Officer through April 30, 2019)

	By:	/s/ Brian R. Capone
Brian R. Capone
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

33