Form 10-Q
period 2019-10-31
CANTEL MEDICAL CORP
filed 2019-12-10
CIK 19446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q

☒Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2019.

or

☐Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to           .

Commission file number:   001-31337

 Cantel Medical Corp.
(Exact name of registrant as specified in its charter)

Delaware	22-1760285
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

150 Clove Road	Little Falls	New Jersey	07424	(973)	890-7220
(Address of principal executive offices)			(Zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock	CMD	New York Stock Exchange
(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)

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

Large accelerated filer	☒	Accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of common stock outstanding as of November 30, 2019: 42,576,934.

Cantel Medical Corp.                                 2020 First Quarter Form 10-Q

Cantel Medical Corp.                                 2020 First Quarter Form 10-Q

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
Condensed Consolidated Balance Sheets (Unaudited)

	October 31, 2019	July 31, 2019
Assets
Cash and cash equivalents	$49,285	$44,535
Accounts receivable, net of allowance for doubtful accounts of $2,818 and $2,322	174,931	146,910
Inventories, net	200,312	138,234
Prepaid expenses and other current assets	25,204	22,117
Total current assets	449,732	351,796

Property and equipment, net	227,940	185,242
Right-of-use assets, net	51,604	—
Intangible assets, net	506,877	141,513
Goodwill	655,395	378,109
Other assets	10,029	9,425
Deferred income taxes	4,469	4,281
Total assets	$1,906,046	$1,070,366
Liabilities and stockholders’ equity
Accounts payable	$40,386	$39,450
Compensation payable	35,727	32,762
Accrued expenses	41,113	38,545
Deferred revenue	26,980	27,840
Current portion of long-term debt	24,500	10,000
Income taxes payable	4,939	2,803
Current portion of lease liabilities	9,752	—
Total current liabilities	183,397	151,400

Long-term debt	875,755	220,851
Deferred income taxes	30,923	29,278
Contingent consideration	35,100	—
Long-term lease liabilities	43,150	—
Other long-term liabilities	5,530	7,300
Total liabilities	1,173,855	408,829
Commitments and contingencies (Note 12)

Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $0.10 per share; authorized 75,000,000 shares; issued 47,218,113 shares and outstanding 42,576,825 shares as of October 31, 2019; issued 46,362,902 shares and outstanding 41,771,228 shares as of July 31, 2019	4,722	4,636
Additional paid-in capital	268,032	204,795
Retained earnings	544,864	539,097
Accumulated other comprehensive loss	(17,020)	(22,197)
Treasury Stock; 4,641,288 shares as of October 31, 2019; 4,591,674 shares as of July 31, 2019	(68,407)	(64,794)
Total stockholders’ equity	732,191	661,537
Total liabilities and stockholders’ equity	$1,906,046	$1,070,366
See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 1

Cantel Medical Corp.                                 2020 First Quarter Form 10-Q

Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended October 31,
	2019	2018
Net sales
Product sales	$225,678	$195,760
Product service	31,568	29,829
Total net sales	257,246	225,589

Cost of sales
Product sales	120,586	99,310
Product service	20,791	21,030
Total cost of sales	141,377	120,340

Gross profit	115,869	105,249

Expenses:
Selling	38,411	33,958
General and administrative	55,287	36,535
Research and development	7,747	7,078
Total operating expenses	101,445	77,571

Income from operations	14,424	27,678

Interest expense, net	5,719	2,026

Income before income taxes	8,705	25,652

Income taxes	2,938	6,410

Net income	$5,767	$19,242

Earnings per common share:
Basic	$0.14	$0.46
Diluted	$0.14	$0.46

Dividends per common share	$—	$—

See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 2

Cantel Medical Corp.                                 2020 First Quarter Form 10-Q

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended October 31,
	2019	2018
Net income	$5,767	$19,242

Other comprehensive income (loss):
Foreign currency translation	3,932	(5,223)
Interest rate swap, net of tax	1,245	—
Total other comprehensive income (loss):	5,177	(5,223)

Comprehensive income	$10,944	$14,019
See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 3

Cantel Medical Corp.                                 2020 First Quarter Form 10-Q

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury stock, at cost	Total Stockholders’ Equity
	Shares	Amount
Balance, July 31, 2019	41,771,228	$4,636	$204,795	$539,097	$(22,197)	$(64,794)	$661,537
Repurchases of shares	(49,614)	—	—	—	—	(3,613)	(3,613)
Stock-based compensation	—	—	2,404	—	—	—	2,404
Issuance of shares	751,471	75	59,925	—	—	—	60,000
Equity vests/option exercises	104,686	11	908	—	—	—	919
Cancellations of restricted stock	(946)	—	—	—	—	—	—
Net income	—	—	—	5,767	—	—	5,767
Other comprehensive income	—	—	—	—	5,177	—	5,177
Balance, October 31, 2019	42,576,825	$4,722	$268,032	$544,864	$(17,020)	$(68,407)	$732,191

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury stock, at cost	Total Stockholders’ Equity
	Shares	Amount
Balance, July 31, 2018	41,706,084	$4,624	$184,212	$491,540	$(11,456)	$(60,053)	$608,867
Repurchases of shares	(37,802)	—	—	—	—	(4,288)	(4,288)
Stock-based compensation	—	—	2,576	—	—	—	2,576
Equity vests/option exercises	53,320	7	948	—	—	—	955
Cancellations of restricted stock	(286)	—	—	—	—	—	—
Net income	—	—	—	19,242	—	—	19,242
Cumulative impact of ASC 606 adoption	—	—	—	865	—	—	865
Other	—	—	(634)	—	—	—	(634)
Other comprehensive loss	—	—	—	—	(5,223)	—	(5,223)
Balance, October 31, 2018	41,721,316	$4,631	$187,102	$511,647	$(16,679)	$(64,341)	$622,360
See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 4

Cantel Medical Corp.                                 2020 First Quarter Form 10-Q

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended October 31,
	2019	2018
Cash flows from operating activities
Net income	$5,767	$19,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,338	4,691
Amortization	6,029	6,041
Stock-based compensation expense	2,404	2,576
Amortization of right-of-use assets	2,722	—
Deferred income taxes	1,454	(674)
Inventory step-up amortization	4,772	—
Other non-cash items, net	(548)	1,236
Changes in assets and liabilities, net of effects of acquisitions/dispositions:
Accounts receivable	(348)	(4,087)
Inventories	(6,254)	(3,359)
Prepaid expenses and other assets	1,147	1,089
Accounts payable and other liabilities	(13,664)	1,055
Income taxes	1,450	4,459
Operating lease liabilities	(2,338)	—
Net cash provided by operating activities	8,931	32,269

Cash flows from investing activities
Capital expenditures	(10,390)	(38,834)
Acquisitions, net of cash acquired	(658,932)	(17,000)
Net cash used in investing activities	(669,322)	(55,834)

Cash flows from financing activities
Borrowings of long-term debt	400,000	—
Repayments of long-term debt	(2,375)	(2,500)
Borrowings under revolving credit facility	291,400	—
Repayments under revolving credit facility	(10,900)	—
Debt issuance costs	(9,234)	—
Finance lease liabilities	(127)	—
Purchases of treasury stock	(3,613)	(4,288)
Net cash provided by (used in) financing activities	665,151	(6,788)

Effect of exchange rate changes on cash and cash equivalents	(10)	286

Increase (decrease) in cash and cash equivalents	4,750	(30,067)
Cash and cash equivalents at beginning of period	44,535	94,097
Cash and cash equivalents at end of period	$49,285	$64,030

See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 5

Cantel Medical Corp.                                 2020 First Quarter Form 10-Q

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
The unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles for interim financial reporting and the requirements of Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Annual Report of Cantel Medical Corp. on Form 10-K for the fiscal year ended July 31, 2019 (the “2019 Form 10-K”) and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. The unaudited interim financial statements reflect all adjustments (of a normal and recurring nature) which management considers necessary for a fair presentation of the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of the results for the full year. The Condensed Consolidated Balance Sheet at July 31, 2019 was derived from the audited Consolidated Balance Sheet of Cantel at that date. Certain prior year amounts have been reclassified to conform to the current year presentation.
Subsequent Events
We performed a review of events subsequent to October 31, 2019 through the date of issuance of the accompanying unaudited consolidated interim financial statements.
2.           Accounting Pronouncements
Newly Adopted Accounting Standards
In February 2016, the FASB issued ASU 2016-02, “(Topic 842) Leases,” (“ASU 2016-02”). The new guidance requires the recording of assets and liabilities arising from leases on our condensed consolidated balance sheet accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements. ASU 2016-02 is effective for fiscal years beginning after December 31, 2018 (our fiscal year 2020), including interim periods within that reporting period. Early adoption is permitted as of the beginning of an interim or annual period. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU 2018-11, “Leases (Topic 842) Targeted Improvements,” in December 2018, the FASB issued ASU 2018-20, “Narrow-Scope Improvements for Lessors” and in March 2019, the FASB issued ASU 2019-01, “Leases (Topic 842): Codification Improvements.” These ASUs provide adjustments relating to ASU 2016-02 and improvements to comparative reporting requirements for initial adoption and for separating components of a contract for lessors. We adopted the collective standard “ASC 842” using the modified retrospective transition approach with optional transition relief, and recognized the cumulative effect of applying the new leasing standard to existing contracts on our condensed consolidated balance sheet on August 1, 2019. Therefore, results for reporting periods beginning after August 1, 2019 are presented under the new leasing standard; however, the comparative prior period amounts have not been restated and continue to be reported in accordance with historic accounting under ASC Topic 840. The most significant effects of adoption of the new leasing standard relate to the recognition of right-of-use assets of $35,842 and lease liabilities of $36,417 for operating leases, which we recorded on our condensed consolidated balance sheet on August 1, 2019. The new leasing standard did not impact our condensed consolidated statements of income or condensed consolidated statements of cash flows. See Note 6, “Leases” for a discussion of the impact to the condensed consolidated balance sheets and related disclosures.

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”) to allow for the reclassification from accumulated other comprehensive income to retained earnings of stranded tax effects resulting from the Tax Cuts and Jobs Act enacted in December 2017. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018 (our fiscal year 2020), including interim periods within that reporting period. Accordingly, we adopted ASU 2018-02 on August 1, 2019. The adoption of ASU 2018-02 did not have a material impact on our financial position, results of operations or cash flows.

(dollar amounts in thousands except share and per share data or as otherwise noted) 6

Cantel Medical Corp.                                 2020 First Quarter Form 10-Q

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

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” (“ASU 2016-13”) to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this ASU replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 (our fiscal year 2021). The adoption of ASU 2016-13 is not expected to have a material impact on our financial position, results of operations or cash flows.

3.	Acquisitions

Fiscal 2020

Hu-Friedy: On October 1, 2019, we purchased all of the issued and outstanding membership interests of Hu-Friedy Mfg. Co. LLC (“Hu-Friedy), for a total consideration (net of cash acquired), excluding acquisition-related costs, of $718,933, consisting of $658,933 of cash and $60,000 of stock consideration, plus contingent consideration, payable in cash, ranging from zero to a maximum of $50,000, which is payable upon the achievement of certain commercial milestones through March 31, 2021. Hu-Friedy is a leading global manufacturer of instruments and instrument reprocessing systems serving the dental industry, and is included in our Dental segment.

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

(dollar amounts in thousands except share and per share data or as otherwise noted) 7

Cantel Medical Corp.                                 2020 First Quarter Form 10-Q

The following table presents our purchase price allocations of our material acquisitions:

	2020	2019
Purchase Price Allocation	Hu-Friedy	Omnia	CES Business(1)
	(Preliminary)	(Preliminary)	(Final)
Purchase Price:
Cash paid	$658,933	$16,598	$17,047
Fair value of contingent consideration	35,100	—	—
Common stock issued	60,000	3,210	—
Total	$754,033	$19,808	$17,047

Allocation:
Property and equipment	38,571	1,285	539
Intangible assets:
Customer relationships	226,000	10,206	8,100
Technology	32,000	1,257	—
Brand names	112,000	1,600	—
Goodwill	276,483	11,340	6,137
Deferred income taxes	—	(2,346)	—
Inventories	60,596	—	—
Other working capital	43,483	1,673	2,271
Contingent consideration	(35,100)	—	—
Long-term debt	—	(5,207)	—
Total	$754,033	$19,808	$17,047
_______________________________________________

(1)	The excess purchase price over net assets acquired was assigned to goodwill, all of which is deductible for income tax purposes.

Unaudited Pro Forma Summary of Operations

The following pro forma summary of operations presents our operations as if the Hu-Friedy acquisition had occurred as of the beginning of fiscal 2019. In addition to including the results of operations of this acquisition, the pro forma information gives effect to amortization of the step-up in inventory, depreciation of the step-up in property and equipment, the interest on additional borrowings, the amortization of intangible assets and the issuance of shares of common stock. On an actual basis, the Hu-Friedy acquisition contributed $18,725 to our consolidated net sales for the three months ended October 31, 2019.

	Three Months Ended October 31,
Pro Forma Summary of Operations	2019	2018
Net sales	$296,454	$279,428
Net income	$952	$19,619
Earnings per common share:
Basic	$0.02	$0.46
Diluted	$0.02	$0.46

The pro forma information presented above does not purport to be indicative of the results that actually would have been attained had the Hu-Friedy acquisition occurred as of the beginning of fiscal 2019.

(dollar amounts in thousands except share and per share data or as otherwise noted) 8

Cantel Medical Corp.                                 2020 First Quarter Form 10-Q

4.      Stock-Based Compensation
2016 Equity Incentive Plan

At October 31, 2019, 452,221 nonvested restricted stock awards were outstanding under the 2016 plan. No options were outstanding under the 2016 plan. At October 31, 2019, 511,487 shares were collectively available for issuance pursuant to restricted stock and other stock awards, stock options and stock appreciation rights.

2006 Equity Incentive Plan

The 2006 Plan was terminated on January 7, 2016 in conjunction with the adoption of the 2016 Plan. At October 31, 2019, options to purchase 15,000 shares of common stock were outstanding under the 2006 Plan. No additional awards will be granted under this plan.

The following table shows the components of stock-based compensation expense recognized in the condensed consolidated statements of income:

	Three Months Ended October 31,
	2019	2018
Cost of sales	$260	$237
Operating expenses:
Selling	536	571
General and administrative	1,527	1,710
Research and development	81	58
Total operating expenses	2,144	2,339
Stock-based compensation expense	$2,404	$2,576

At October 31, 2019, total unrecognized stock-based compensation expense related to total nonvested stock options and restricted stock awards was $29,900 with a remaining weighted average period of 21 months over which such expense is expected to be recognized.

We determined the fair value of our market-based restricted stock awards using a Monte Carlo simulation on the date of grant using the following assumptions:

	Three Months Ended October 31,
	2019	2018
Volatility of common stock	30.73%	27.54%
Average volatility of peer companies	36.28%	36.55%
Average correlation coefficient of peer companies	24.63%	27.18%
Risk-free interest rate	1.49%	2.93%

A summary of nonvested stock award activity for the three months ended October 31, 2019 follows:

	Number of Time-based Awards	Number of Performance-based Awards	Number of Market-based Awards	Number of Total Awards	Weighted Average Fair Value
July 31, 2019	234,864	40,210	32,079	307,153	$88.99
Granted	204,206	—	47,967	252,173	$73.67
Vested(1)	(86,937)	(8,475)	(3,462)	(98,874)	$90.74
Forfeited	(8,016)	(215)	—	(8,231)	$80.25
October 31, 2019	344,117	31,520	76,584	452,221	$80.14
_______________________________________________

(1)	The aggregate fair value of all nonvested stock awards which vested was approximately $8,971.

(dollar amounts in thousands except share and per share data or as otherwise noted) 9

Cantel Medical Corp.                                 2020 First Quarter Form 10-Q

A summary of stock option activity for the three months ended October 31, 2019 follows:

	Number of shares	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2019	40,000	$43.70
Exercised	(25,000)	$36.70
Outstanding at October 31, 2019	15,000	$55.36	0.95	$263
Exercisable at October 31, 2019	15,000	$55.36	0.95	$263

During the three months ended October 31, 2019, 25,000 options were exercised, with an aggregate fair value of approximately $1,067. At October 31, 2019, all outstanding options were vested.

Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the income tax benefit on stock-based compensation. For the three months ended October 31, 2019, income tax deductions of $2,022 were generated, of which $2,581 were recorded as a reduction in income tax expense over the equity awards’ vesting period and the remaining excess tax expense of $559 was recorded as an increase in income tax expense. For the three months ended October 31, 2018, income tax deductions of $3,059 were generated, of which $2,062 were recorded as a reduction in income tax expense over the equity awards’ vesting period and the remaining excess tax benefit of $997 was recorded as a reduction in income tax expense.

5.    Revenue Recognition

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

The following table gives information as to the net sales disaggregated by geography and product line:

	Three Months Ended October 31,
Net sales by geography	2019	2018
United States	$190,084	$168,938
Europe/Africa/Middle East	41,018	32,014
Asia/Pacific	17,065	15,752
Canada	7,833	7,373
Latin America/South America	1,246	1,512
Total	$257,246	$225,589
Net sales by product line
Capital equipment	$58,748	$58,132
Consumables	153,279	136,821
Product service	31,568	29,829
Instrument sales	13,520	—
All other(1)	131	807
Total	$257,246	$225,589
_______________________________________________

(1)	Primarily includes software licensing revenues.

(dollar amounts in thousands except share and per share data or as otherwise noted) 10

Cantel Medical Corp.                                 2020 First Quarter Form 10-Q

Remaining Performance Obligations

At October 31, 2019, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) was approximately $73,456, primarily within the Medical segment. We expect to recognize revenue on approximately 70% of these remaining performance obligations over the remainder of fiscal 2020 and fiscal 2021. These performance obligations primarily reflect the future product service revenues for multi-period service arrangements.

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

A summary of contract liabilities activity follows:

	Three Months Ended October 31,
	2019	2018
Beginning balance	$28,235	$29,015
Revenue deferred in current year	2,007	14,524
Deferred revenue recognized	(2,982)	(13,547)
Foreign currency translation	104	(163)
Ending balance	27,364	29,829
Contract liabilities included in Other long-term liabilities	(384)	(549)
Deferred revenue	$26,980	$29,280

6.    Leases

Adoption of “Leases (ASC 842)”

We adopted ASC 842, effective August 1, 2019, using the modified retrospective transition approach with optional transition relief, and recognized the cumulative effect of applying the new leasing standard to existing contracts on our condensed consolidated balance sheet on August 1, 2019. Results for reporting beginning after August 1, 2019 are presented under ASC 842, while prior period amounts are not adjusted and will continue to be reported in accordance with our historical accounting under ASC 840.

We elected a package of practical expedients that were consequently applied to all leases. We did not reassess whether expired or existing contracts contain leases under the new definition of a lease, lease classification for expired or existing leases, nor whether previously capitalized initial direct costs would qualify for capitalization under the new standard. Upon transition, we did not elect to use hindsight with respect to lease renewals and purchase options when accounting for existing leases, as well as assessing the impairment of right-of-use assets. Therefore, lease terms largely remained unchanged. In addition, we elected the short-term lease recognition exemption and did not recognize a lease liability and right-of-use asset on our condensed consolidated balance sheet for all leases with terms of 12 months or less. We elected the practical expedient to combine lease and non-lease components in total gross rent for all of our leases which resulted in larger lease liabilities recorded on our condensed consolidated balance sheet.

Our lease portfolio consists primarily of real estate, equipment and vehicles. We have approximately 90 real estate leases with lease terms ranging from 1 year to 16 years, which include our corporate headquarters, regional headquarters, and other facilities for sales and administration, warehousing, manufacturing and training. Our equipment leases primarily consist of furniture, computers and other office equipment.

Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. At lease commencement, we record a liability for our lease obligation measured at the present value of future lease payments and a right-of-use asset equal to the lease liability adjusted for prepayments and lease incentives. We use our collateralized incremental borrowing rate to calculate the present value of lease liabilities as most of our leases do not provide an implicit rate that is readily determinable. We do not recognize a lease liability and right-of-use asset on our condensed consolidated balance sheet for any leases with an initial term of 12 months or less. Some real estate leases include one or more options to renew or terminate a lease. The exercise of a lease renewal or termination option is assessed at commencement of the lease and only reflected in the lease term if we are reasonably certain to exercise the option. We have lease agreements that contain both lease and non-lease components, such as common area maintenance fees, and we have made a policy election to

(dollar amounts in thousands except share and per share data or as otherwise noted) 11

Cantel Medical Corp.                                 2020 First Quarter Form 10-Q

combine both fixed lease and non-lease components in total gross rent for all of our leases. Operating lease expense is recognized on a straight-line basis over the respective lease term.

Supplemental balance sheet information related to our leases follows:

Lease Type	October 31, 2019
Assets:
Operating lease assets	$46,718
Finance lease assets	4,886
Right-of-use assets, net	$51,604

Liabilities:
Operating lease liabilities	$9,425
Finance lease liabilities	327
Current portion of lease liabilities	9,752

Operating lease liabilities	38,803
Finance lease liabilities	4,347
Long-term lease liabilities	43,150
Total lease liabilities	$52,902

Weighted average remaining lease term:
Operating leases	6.64 years
Finance leases	6.52 years
Weighted average discount rate:
Operating leases	2.75%
Finance leases	23.67%

At October 31, 2019, maturities of lease liabilities for the periods set forth below were as follows:

Fiscal year	Operating	Finance	Total
Remaining 2020	$7,997	$1,064	$9,061
2021	9,436	1,425	10,861
2022	7,498	1,411	8,909
2023	6,664	1,399	8,063
2024	5,934	1,407	7,341
Thereafter	15,868	2,444	18,312
Total lease payments	53,397	9,150	62,547
Less: interest	(5,169)	(4,476)	(9,645)
Present value of lease liabilities	$48,228	$4,674	$52,902

(dollar amounts in thousands except share and per share data or as otherwise noted) 12

Cantel Medical Corp.                                 2020 First Quarter Form 10-Q

As previously disclosed in our 2019 Annual Report on Form 10-K and in accordance with our historical accounting under ASC 840, future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) for the periods set forth below were as follows:

Fiscal year	Total
2020	$9,099
2021	7,671
2022	6,021
2023	5,659
2024	5,159
Thereafter	15,251
Total	$48,860

Supplemental income statement information related to our leases follows:

Three Months Ended October 31, 2019
Operating lease costs	$2,651
Finance lease costs:
Amortization of right-of-use assets	71
Interest on lease obligations	90
Variable lease costs	846
Short-term lease costs	248
Net lease cost	$3,906

Supplemental cash flow information related to leases follows:

Three Months Ended October 31, 2019
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases(1)	$14,153
Finance leases(2)	$4,798
_______________________________________________
(1) Primarily relates to new warehouse facility included in our Dental segment and operating leases acquired in the Hu-Friedy acquisition.
(2) Includes finance leases acquired in the Hu-Friedy acquisition.

7.    Inventories, Net

A summary of inventories, net is as follows:

	October 31, 2019	July 31, 2019
Raw materials and parts	$71,361	$69,498
Work-in-process	29,244	5,801
Finished goods	116,088	73,050
Reserve for excess and obsolete inventory	(16,381)	(10,115)
Total Inventories, net	$200,312	$138,234

8.    Derivatives
Foreign Currency

In order to hedge against the impact of fluctuations in the value of the Euro, British Pound, Canadian dollar, Australian dollar, Singapore dollar and Chinese Renminbi relative to the U.S. dollar on the conversion of such net assets into the functional currencies, we enter into short-term forward contracts to purchase such foreign currencies, which contracts are one-month in duration. These

(dollar amounts in thousands except share and per share data or as otherwise noted) 13

Cantel Medical Corp.                                 2020 First Quarter Form 10-Q

short-term contracts are designated as fair value hedge instruments. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets that are denominated and ultimately settled in currencies other than each entity’s functional currency. Gains and losses related to hedging contracts to buy foreign currencies forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. We do not currently hedge against the impact of fluctuations in the value of the Japanese Yen and Sri Lankan Rupee relative to the U.S. dollar because the overall foreign currency exposure relating to these currencies is not material.

There were six foreign currency forward contracts with an aggregate notional value of $73,559 and $78,264 at October 31, 2019 and July 31, 2019, respectively, which covered certain assets and liabilities that were denominated in currencies other than each entity’s functional currency. For the three months ended October 31, 2019 and 2018, the settlements of our forward contracts resulted in immaterial amounts of currency conversion gains and losses on the hedged items in the aggregate.

Variable Rate Borrowings

In order to hedge against the impact of fluctuations in the interest rate associated with our variable rate borrowings, in fiscal 2019, we entered into two interest rate swaps with a combined notional value of $150,000, expiring on June 28, 2023. The swaps fixed interest rates at 2.45%. At October 31, 2019, we had a short-term asset of $1,119 recorded in prepaid expenses and other current assets, and a long-term asset of $3,812 recorded in other assets, which represent the fair value of the interest rate swaps. At July 31, 2019, we had a short-term asset of $486 recorded in prepaid expenses and other current assets, and a long-term asset of $2,826 recorded in other assets. The fair value of these interest rate swaps is subject to movements in LIBOR and will fluctuate in future periods.

9.    Fair Value Measurements
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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Our financial assets that are re-measured at fair value on a recurring basis include money market funds that are classified as cash and cash equivalents in the consolidated condensed consolidated balance sheets. These money market funds are classified within Level 1 of the fair value hierarchy and are valued using quoted market prices for identical assets.

For the Hu-Friedy acquisition, additional purchase price payments ranging from zero to $50,000 are contingent upon the achievement of certain commercial milestones through March 31, 2021. We estimated the aggregate fair value of the two contingent consideration arrangements to be $35,100 at the date of acquisition, and was reported separately in our condensed consolidated balance sheet. The initial value assigned to the contingent consideration arrangements was determined on the basis of forecasted sales of Hu-Friedy products over the next twelve to eighteen months. The fair value was determined by employing a Monte Carlo simulation in a risk neutral framework, with the underlying simulated variable of net sales and the related achievement of certain gross margin percentages. The model also included assumptions on the market price of risk, which was calculated as the weighted average cost of capital less the long-term risk free-rate. We are required to reassess the fair value of contingent payments on a periodic basis. Although we believe our assumptions are reasonable, different assumptions or changes in the future may result in different estimated amounts.

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

(dollar amounts in thousands except share and per share data or as otherwise noted) 14

Cantel Medical Corp.                                 2020 First Quarter Form 10-Q

The fair values of our financial instruments measured on a recurring basis were categorized as follows:

	October 31, 2019
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money markets	$104	$—	$—	$104
Prepaid and other current assets:
Interest rate swap	—	1,119	—	1,119
Other Assets:
Interest rate swap	—	3,812	—	3,812
Total assets	$104	$4,931	$—	$5,035

Accrued expenses:
Contingent consideration	—	—	1,668	1,668
Other long-term liabilities:
Contingent consideration	—	—	35,100	35,100
Total liabilities	$—	$—	$36,768	$36,768

	July 31, 2019
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money markets	$104	$—	$—	$104
Prepaid expenses and other current assets:
Interest rate swap	—	486	—	486
Other Assets:
Interest rate swap	—	2,826	—	2,826
Total assets	$104	$3,312	$—	$3,416

Other long-term liabilities:
Contingent consideration	—	—	1,411	1,411
Total liabilities	$—	$—	$1,411	$1,411

A reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

	Aexis Contingent Consideration	Hu-Friedy Contingent Consideration	Total
Balance, July 31, 2019	$1,411	$—	$1,411
Fair value adjustments included in general and administrative expenses	257	—	257
Acquisitions and settlements, net	—	35,100	35,100
Balance, October 31, 2019	$1,668	$35,100	$36,768

Disclosure of Fair Value of Financial Instruments

At October 31, 2019 and July 31, 2019, the carrying amounts for cash and cash equivalents (excluding money markets), accounts receivable and accounts payable approximated fair value due to the short maturity of these instruments. At October 31, 2019 and July 31, 2019, the carrying value of our outstanding borrowings under our credit facility approximated the fair value of these obligations as the respective borrowing rates reflect prevailing market interest rates.

(dollar amounts in thousands except share and per share data or as otherwise noted) 15

Cantel Medical Corp.                                 2020 First Quarter Form 10-Q

10.	Intangibles and Goodwill

Our intangible assets consist of the following:

	October 31, 2019			July 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$372,059	$(58,109)	$313,950	$146,204	$(54,866)	$91,338
Technology	92,439	(25,669)	66,770	60,032	(24,081)	35,951
Brand names	8,619	(3,458)	5,161	8,361	(3,256)	5,105
Non-compete agreements	2,850	(1,671)	1,179	2,880	(1,653)	1,227
Patents and other registrations	2,407	(701)	1,706	2,866	(1,252)	1,614
	478,374	(89,608)	388,766	220,343	(85,108)	135,235
Trademarks and tradenames	118,111	—	118,111	6,278	—	6,278
Total intangible assets	$596,485	$(89,608)	$506,877	$226,621	$(85,108)	$141,513

Amortization expense related to intangible assets was $6,029 and $6,041 for the three months ended October 31, 2019 and 2018, respectively. We expect to recognize an additional $26,117 of amortization expense related to intangible assets for the remainder of fiscal 2020, and thereafter $34,708, $34,336, $33,303, $32,435 and $29,205 of amortization expense for fiscal years 2021, 2022, 2023, 2024 and 2025, respectively.

Goodwill changed during the three months ended October 31, 2019 as follows:

	Medical	Life Sciences	Dental	Dialysis	Total
Balance, July 31, 2019	$180,197	$64,481	$125,298	$8,133	$378,109
Acquisitions	—	—	276,483	—	276,483
Foreign currency translation	1,652	39	(888)	—	803
Balance, October 31, 2019	$181,849	$64,520	$400,893	$8,133	$655,395

11.    Financing Arrangements
Our long-term debt consists of the following:

	October 31, 2019	July 31, 2019
Revolving credit loans outstanding	$323,500	$43,000
Tranche A term loans outstanding	587,625	190,000
Unamortized debt issuance costs	(10,870)	(2,149)
Total long-term debt, net of unamortized debt issuance costs	900,255	230,851
Current portion of long-term debt	(24,500)	(10,000)
Long-term debt, net of unamortized debt issuance costs and excluding current portion	$875,755	$220,851

On September 6, 2019, we entered into a First Amendment (the “Amendment”), amending the 2018 Credit Agreement, and as amended by the Amendment, the (“Amended Credit Agreement”) dated as of June 28, 2018. The Amendment added a $400,000 delayed draw term loan facility (the “Delayed Draw Facility”), in addition to the existing tranche A term loan and existing revolving credit facility. The Delayed Draw Facility and a portion of the revolving credit facility was used to finance a portion of the cash consideration for our acquisition of Hu-Friedy. The remaining proceeds were used to refinance certain existing indebtedness of Cantel and Hu-Friedy, and to pay the fees and expenses incurred in connection therewith, as well as for working capital, capital expenditures and other lawful corporate purposes. Pursuant to the Amended Credit Agreement, subject to the satisfaction of certain conditions precedent, including the consent of the lenders, the Company may from time to time increase its borrowing capacity under the revolving credit facility by, or incur incremental term loans in, an aggregate amount not to exceed the sum of (i) the greater of (x) $300,000 or (y) an amount equal to two times the our consolidated EBITDA, calculated on a pro forma basis, plus (ii) the aggregate principal amount of voluntary prepayments of the revolving loans and term loans.

(dollar amounts in thousands except share and per share data or as otherwise noted) 16

Cantel Medical Corp.                                 2020 First Quarter Form 10-Q

At October 31, 2019, we had $587,625 of term loan A borrowings outstanding and $323,500 revolver borrowings under the Amended Credit Agreement. The tranche A term loans are subject to principal amortization, with $19,500 due and payable in fiscal 2020, $29,500 due and payable in each of fiscal 2021, 2022, 2023, and 2024, with the remaining $452,500 due and payable at maturity on September 6, 2024. During the three months ended October 31, 2019, we made principal payments of $2,375.

Borrowings under the Amended Credit Agreement bear interest at rates ranging from 0.00% to 1.25% above prime rate for base rate borrowings, or at rates ranging from 1.00% to 2.25% above the London Interbank Offered Rate (“LIBOR”), depending upon our “Consolidated Leverage Ratio,” which is the consolidated ratio of total funded debt (minus certain unrestricted cash) to consolidated EBITDA. At October 31, 2019, the lender’s base rate was 4.75% and the LIBOR rate was 2.03%. The margins applicable to our outstanding borrowings were 1.25% above the lender’s base rate or 2.25% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at October 31, 2019. The Amended Credit Agreement also provides for fees on the unused portion of our facility at rates ranging from 0.20% to 0.40%, depending upon our Consolidated Leverage Ratio, which was 0.40% at October 31, 2019. At October 31, 2019, the interest rate on our outstanding borrowings was approximately 4.28%.

The Amended Credit Agreement contains affirmative and negative covenants reasonably customary for similar credit facilities and is secured by (i) substantially all assets of Cantel and its U.S.-based subsidiaries, (ii) a pledge by each Loan Party of all of the outstanding shares of its U.S.-based subsidiaries and 65% of the outstanding shares of certain of Cantel’s foreign-based subsidiaries and (iii) a guaranty by Cantel’s domestic subsidiaries. We are in compliance with all financial covenants under the Amended Credit Agreement.

12.    Commitments and Contingencies

Contingent Consideration and Assumed Contingent Liability

At October 31, 2019, $35,100 was recorded associated with the Hu-Friedy acquisition, which is for the estimated fair value of contingent consideration arrangements that are payable upon the achievement of certain commercial milestones through March 31, 2021. Additionally, $1,668 was recorded associated with the Aexis acquisition, which is for the estimated fair value of contingent consideration payable upon the achievement of certain purchase order targets through March 21, 2020. See Note 9, “Fair Value Measurements.”

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

Cantel Medical Corp.                                 2020 First Quarter Form 10-Q

The following table sets forth the computation of basic and diluted EPS available to stockholders of common stock (excluding participating securities):

	Three Months Ended October 31,
	2019	2018
Numerator for basic and diluted earnings per share:
Net income	$5,767	$19,242
Less income allocated to participating securities	(2)	(33)
Net income available to common shareholders	$5,765	$19,209
Denominator for basic and diluted earnings per share, adjusted for participating securities:
Denominator for basic earnings per share - weighted average number of shares outstanding attributable to common stock	42,022,383	41,640,745
Dilutive effect of stock awards using the treasury stock method and the average market price for the year	146,422	65,028
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	42,168,805	41,705,773
Earnings per share attributable to common stock:
Basic earnings per share	$0.14	$0.46
Diluted earnings per share	$0.14	$0.46
Stock options excluded because their inclusion would have been anti-dilutive	—	—

A reconciliation of weighted average number of shares and common stock equivalents attributable to common stock, as determined above, to our total weighted average number of shares and common stock equivalents, including participating securities, is set forth in the following table:

	Three Months Ended October 31,
	2019	2018
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	42,168,805	41,705,773
Participating securities	16,857	69,452
Total weighted average number of shares and common stock equivalents attributable to both common stock and participating securities	42,185,662	41,775,225

14.    Accumulated Other Comprehensive Loss

The components and changes in accumulated other comprehensive loss follow:

	Three Months Ended October 31,
	2019	2018
Beginning balance	$(22,197)	$(11,456)
Foreign currency translation	3,932	(5,223)
Interest rate swap, net of taxes(1)	1,245	—
Ending balance	$(17,020)	$(16,679)

_______________________________________________

(1)	Includes tax effect of $375 for the three months ended October 31, 2019.

15.    Reportable Segments
In accordance with ASC Topic 280, “Segment Reporting,” (“ASC 280”), we have determined our reportable business segments based upon an assessment of product types, organizational structure, customers and internally prepared financial statements. The primary factors used by us in analyzing segment performance are net sales and income from operations.

In the first quarter of fiscal 2020 and as a result of the Hu-Friedy acquisition, we moved the financial reporting and management of our industrial biological and chemical indicator business to our Dental segment from our Life Sciences segment. Prior year segment disclosures have been recast to conform to the current year presentation.

(dollar amounts in thousands except share and per share data or as otherwise noted) 18

Cantel Medical Corp.                                 2020 First Quarter Form 10-Q

Our reportable segments are as follows:

Medical: designs, develops, manufactures, sells and installs a comprehensive offering of products and services comprising a complete circle of infection prevention solutions. Our products include endoscope reprocessing and endoscopy procedure products.

Life Sciences: designs, develops, manufactures, sells, and installs water purification systems for medical and other bacteria controlled applications. We also provide filtration/separation and disinfectant technologies to the medical and life science markets through a worldwide distributor network. Two customers collectively accounted for approximately 45.7% and 43.9% of our Life Sciences segment net sales for the three months ended October 31, 2019 and 2018, respectively.

Dental: designs, manufactures, sells, supplies and distributes a broad selection of infection prevention healthcare products, the majority of which are single-use products used by dental practitioners. We are also a leading global manufacturer of instruments and instrument reprocessing workflow systems serving the dental industry. Three customers collectively accounted for approximately 43.5% and 50.2% of our Dental segment net sales for the three months ended October 31, 2019 and 2018, respectively.

Dialysis: designs, develops, manufactures, sells and services reprocessing systems and sterilants for dialyzers (a device serving as an artificial kidney), as well as dialysate concentrates and supplies utilized for renal dialysis. Three customers accounted for approximately 46.1% and 41.4% of our Dialysis segment net sales for the three months ended October 31, 2019 and 2018, respectively. These customers include one of the top two customers noted above under our Life Sciences segment.

None of our customers accounted for 10% or more of our consolidated net sales for the three months ended October 31, 2019 and 2018.

Information as to reportable segments is summarized below:

	Three Months Ended October 31,
Net sales	2019	2018
Medical	$133,353	$127,552
Life Sciences	49,141	51,842
Dental	67,243	38,131
Dialysis	7,509	8,064
Total net sales	$257,246	$225,589

	Three Months Ended October 31,
Income from operations	2019	2018
Medical	$21,119	$25,211
Life Sciences	7,135	5,572
Dental	5,004	6,684
Dialysis	1,622	1,384
	34,880	38,851
General corporate expenses	20,456	11,173
Total income from operations	$14,424	$27,678

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

(dollar amounts in thousands except share and per share data or as otherwise noted) 19

Cantel Medical Corp.                                 2020 First Quarter Form 10-Q

First Quarter 2020 Summary

A summary of financial results for the three months ended October 31, 2019 compared with the three months ended October 31, 2018 follows:

•	Net sales increased by 14.0% to $257,246 from $225,589, with organic net sales growth of 4.8%

•	Net income decreased by 70.0% to $5,767 from $19,242

•	Diluted earnings per share decreased by 70.3% to $0.14 from $0.46

•	Non-GAAP net income increased by 5.1% to $27,219 from $25,891

•	Non-GAAP diluted earnings per share increased by 4.8% to $0.65 from $0.62

See Non-GAAP Financial Measures below.

Reportable Segment Changes

In the first quarter of fiscal 2020 and as a result of the Hu-Friedy acquisition, we moved the financial reporting and management of our industrial biological and chemical indicator business to our Dental segment from our Life Sciences segment. Prior year segment disclosures have been recast to conform to the current year presentation.

Acquisitions

On October 1, 2019, we purchased all of the issued and outstanding membership interests of Hu-Friedy Mfg. Co. LLC (“Hu-Friedy), for a total consideration (net of cash acquired), excluding acquisition-related costs, of $718,933, consisting of $658,933 of cash and $60,000 of stock consideration, plus contingent consideration, payable in cash, ranging from zero to a maximum of $50,000, which is payable upon the achievement of certain commercial milestones through March 31, 2021. Hu-Friedy is a leading global manufacturer of instruments and instrument reprocessing systems serving the dental industry, and is included in our Dental segment.

Results of Operations

The following tables give information as to the percentages of net sales represented by selected items reflected in our condensed consolidated statements of income.

	Three Months Ended October 31,				Percentage Change
Statement of Income Data:	2019		2018
Net sales	$257,246	100.0%	$225,589	100.0%	14.0%
Cost of sales	141,377	55.0%	120,340	53.3%	17.5%
Gross profit	115,869	45.0%	105,249	46.7%	10.1%

Selling	38,411	14.9%	33,958	15.1%	13.1%
General and administrative	55,287	21.5%	36,535	16.2%	51.3%
Research and development	7,747	3.0%	7,078	3.1%	9.5%
Total operating expenses	101,445	39.4%	77,571	34.4%	30.8%

Operating income	14,424	5.6%	27,678	12.3%	(47.9)%

Interest expense, net	5,719	2.2%	2,026	0.9%	182.3%
Other income, net	—	—%	—	—%	—%
Income before income taxes	8,705	3.4%	25,652	11.4%	(66.1)%
Income taxes	2,938	1.2%	6,410	2.9%	(54.2)%
Net income	$5,767	2.2%	$19,242	8.5%	(70.0)%

(dollar amounts in thousands except share and per share data or as otherwise noted) 20

Cantel Medical Corp.                                 2020 First Quarter Form 10-Q

The following table gives information as to the net sales by reportable segment and geography, as well as the related percentage of such net sales to the total net sales.

	Three Months Ended October 31,
Net sales by segment	2019		2018
Medical	$133,353	51.8%	$127,552	56.5%
Life Sciences	49,141	19.1%	51,842	23.0%
Dental	67,243	26.1%	38,131	16.9%
Dialysis	7,509	3.0%	8,064	3.6%
Total net sales	$257,246	100.0%	$225,589	100.0%
Net sales by geography
United States	$190,084	73.9%	$168,938	74.9%
International	67,162	26.1%	56,651	25.1%
Total net sales	$257,246	100.0%	$225,589	100.0%

The following table gives information as to the amount of income from operations, as well as income from operations as a percentage of net sales, for each of our reportable segments.

	Three Months Ended October 31,
Income from operations by segment	2019		2018
Medical	$21,119	15.8%	$25,211	19.8%
Life Sciences	7,135	14.5%	5,572	10.7%
Dental	5,004	7.4%	6,684	17.5%
Dialysis	1,622	21.6%	1,384	17.2%
Income from operations by segment	34,880	13.6%	38,851	17.2%
General corporate expenses	20,456	8.0%	11,173	4.9%
Income from operations	$14,424	5.6%	$27,678	12.3%

Net Sales

Total net sales increased by $31,657 or 14.0%, to $257,246 for the three months ended October 31, 2019 from $225,589 for the three months ended October 31, 2018, which consisted of an increase of 4.8% in organic sales, an increase of 9.9% in net sales due to acquisitions and a decrease of 0.7% due to foreign currency translation. International net sales increased by $10,511 or 18.6%, to $67,162 for the three months ended October 31, 2019 from $56,651 for the three months ended October 31, 2018. The 18.6% increase in international net sales consisted of 10.2% organic sales growth, a 11.1% increase due to acquisitions (offset by dispositions), and a decrease of 2.7% due to foreign currency translation, resulting from the strengthening of the U.S. dollar.

Medical. Net sales increased by $5,801 or 4.5%, for the three months ended October 31, 2019 compared with the three months ended October 31, 2018, which consisted of 5.7% organic sales growth and a decrease of 1.2% due to foreign currency translation. The increase in organic net sales was primarily driven by increased sales related to service and chemistries, and to a lesser extent, our procedure room products and consumables. The sales growth was driven by international sales increases, most notably in Canada, and our domestic service business.

Life Sciences. Net sales decreased by $2,701 or 5.2% for the three months ended October 31, 2019 compared with the three months ended October 31, 2018, which consisted of a 4.0% decrease due to divestitures, 1.1% organic sales decrease and a decrease of 0.1% due to foreign currency translation. The decrease in sales was primarily due the divestiture of our high purity water business in Canada, which occurred in the second quarter of fiscal 2019, and the continued softness in demand for capital equipment, primarily in the medical water business. We expect this softness in demand to begin to stabilize in the latter part of fiscal 2020. For a more detailed discussion on the competitive threat to our hemodialysis water business, see Part I, Item 1A, Risk Factors, in our 2019 Annual Report on Form 10-K.

Dental. Net sales increased by $29,112 or 76.3%, for the three months ended October 31, 2019 compared with the three months ended October 31, 2018, which consisted of a 64.3% increase due to acquisitions and a 12.0% organic sales increase. The Hu-Friedy and Omnia acquisitions contributed $18,725 and $5,777 of net sales, respectively. The inventory adjustments within

(dollar amounts in thousands except share and per share data or as otherwise noted) 21

Cantel Medical Corp.                                 2020 First Quarter Form 10-Q

our distributor network in fiscal 2019, which negatively impacted our 2019 net sales, did not reoccur in 2020. As a result, our net sales have returned to normalized organic growth during the three months ended October 31, 2019.

Dialysis. Net sales decreased by $555 or 6.9%, for the three months ended October 31, 2019 compared with the three months ended October 31, 2018. The decrease was primarily due to the decrease in domestic sales as our customer base continues to shift to dry acid, further eroding our liquid concentrate business.

Gross Profit

Gross profit increased by $10,620 or 10.1%, to $115,869 for the three months ended October 31, 2019 from $105,249 for the three months ended October 31, 2018. Gross profit as a percentage of net sales for the three months ended October 31, 2019 and 2018 was 45.0% and 46.7%, respectively. The decrease in gross profit as a percentage of net sales was due to the amortization of the step up in inventory acquired in the Hu-Friedy acquisition, and to a lesser extent, increased labor costs resulting from livable wage increases taken in the latter part of fiscal 2019, partially offset by favorable mix associated with the Hu-Friedy products.

Operating Expenses

Operating expenses increased $23,874 or 30.8% to $101,445 for the three months ended October 31, 2019 from $77,571 for the three months ended October 31, 2018. Operating expenses as a percentage of net sales for the three months ended October 31, 2019 and 2018 was 39.4% and 34.4%, respectively.

Selling expenses increased by $4,453 or 13.1%, to $38,411 for the three months ended October 31, 2019 from $33,958 for the three months ended October 31, 2018. The increase was primarily due to our recent acquisitions. Selling expenses as a percentage of net sales were 14.9% and 15.1% for the three months ended October 31, 2019 and 2018, respectively.

General and administrative expenses increased by $18,752 or 51.3%, to $55,287 for the three months ended October 31, 2019 from $36,535 for the three months ended October 31, 2018. The increase was primarily due to our recent acquisitions, certain transaction and integration-related costs, restructuring-related costs, higher amortization expense and elevated depreciation expense related to our new ERP platform and our new Medical headquarters in Minnesota. General and administrative expenses as a percentage of net sales were 21.5% and 16.2% for the three months ended October 31, 2019 and 2018, respectively.

 Research and development expenses (which include continuing engineering costs) increased by $669 or 9.5%, to $7,747 for the three months ended October 31, 2019 from $7,078 for the three months ended October 31, 2018. The increase was due primarily to research and development projects in our Life Sciences segment. Research and development expenses as a percentage of net sales were 3.0% and 3.1% for the three months ended October 31, 2019 and 2018, respectively.

Income from Operations

Medical. Income from operations decreased by $4,092 or 16.2%, for the three months ended October 31, 2019 compared with the three months ended October 31, 2018. The decrease was primarily due to restructuring-related charges, elevated depreciation expense associated with our new ERP platform and our new headquarters facility in Minnesota, partially offset by the decrease in certain operating expenses, due to the timing of marketing-related spend and to a lesser extent, lower sales commissions.

Life Sciences. Income from operations increased by $1,563 or 28.1%, for the three months ended October 31, 2019 compared with the three months ended October 31, 2018. The increase was primarily due to a reduction of this segment’s overall expense base as a result of the divestiture of our high purity water business in Canada, partially offset by lower net sales.

Dental. Income from operations decreased by $1,680 or 25.1%, for the three months ended October 31, 2019 compared with the three months ended October 31, 2018. The decrease was primarily due to certain acquisition and integration-related costs, inventory step-up amortization as a result of the Hu-Friedy acquisition, higher depreciation and amortization expense as a result of our recent acquisitions, partially offset by incremental income from operations related to these recent acquisitions.

Dialysis. Income from operations increased by $238 or 17.2%, for the three months ended October 31, 2019 compared with the three months ended October 31, 2018. The increase was primarily due gross margin improvements resulting from cost saving initiatives, partially offset by the decrease in net sales.

(dollar amounts in thousands except share and per share data or as otherwise noted) 22

Cantel Medical Corp.                                 2020 First Quarter Form 10-Q

General Corporate Expenses

General corporate expenses relate to unallocated corporate costs primarily related to executive management personnel as well as costs associated with certain facets of our acquisition and integration programs and being a publicly traded company. Such expenses increased by $9,283 or 83.1%, for the three months ended October 31, 2019 from the three months ended October 31, 2018. The increase was primarily due to an increase in acquisition-related and transaction charges incurred in connection with the Hu-Friedy acquisition.

Interest Expense, Net

Interest expense, net increased by $3,693 or 182.3%, to $5,719 for the three months ended October 31, 2019 from $2,026 for the three months ended October 31, 2018. These increase resulted from an increase in the average outstanding borrowings due to both the term loan and revolver borrowings to support the funding of our recent acquisitions, and to a lesser extent, higher variable interest rates.

Income Taxes

The consolidated effective tax rate increased to 33.8% for the three months ended October 31, 2019 from 25.0% for the three months ended October 31, 2018. The increase was primarily the result of the excess tax charges related to share-based compensation, and to a lesser extent, the jurisdictional tax structure of the acquired Hu-Friedy international operations.

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

Cantel Medical Corp.                                 2020 First Quarter Form 10-Q

these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to past operating performance.

Restructuring-related and business optimization items consist of severance-related costs associated with work force reductions and other restructuring-related activities. Such costs include (i) salary continuation, (ii) bonus payments, (iii) outplacement services, (iv) medical-related premium costs and (v) accelerated stock-compensation costs. Since these restructuring-related and business optimization items often mask underlying operating performance, we exclude these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to past operating performance.

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

During the three months ended October 31, 2018, we recorded an adjustment to a litigation matter in our consolidated financial statements. Since these costs are irregular and mask our underlying operating performance, we made an adjustment to our net income and diluted EPS for fiscal 2019 to exclude such costs to arrive at our non-GAAP financial measures.

Three Months Ended October 31, 2019

We made adjustments to net income and diluted EPS to exclude (i) amortization expense of purchased intangible assets, (ii) acquisition-related items, (iii) business optimization and restructuring-related charges and (iv) excess tax expenses applicable to stock compensation, to arrive at our non-GAAP financial measures, non-GAAP net income and non-GAAP diluted EPS.

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

(dollar amounts in thousands except share and per share data or as otherwise noted) 24

Cantel Medical Corp.                                 2020 First Quarter Form 10-Q

The reconciliations of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS were calculated as follows:

	Three Months Ended October 31,
	2019		2018
Net income/Diluted EPS, as reported	$5,767	$0.14	$19,242	$0.46
Intangible amortization, net of tax(1)	5,021	0.12	4,626	0.11
Acquisition-related items, net of tax(2)	12,520	0.30	1,349	0.03
Restructuring-related charges, net of tax(3)	3,352	0.08	641	0.02
Excess tax benefits(4)	559	0.01	(997)	(0.02)
Tax matters(4)	—	—	896	0.02
Litigation matters(1)	—	—	134	—
Non-GAAP net income/Non-GAAP diluted EPS	$27,219	$0.65	$25,891	$0.62
________________________________________________

(1)	Amounts were recorded in general and administrative expenses.

(2)
For the three months ended October 31, 2019, pre-tax acquisition-related items of $4,771 were recorded in cost of sales and $11,806 were recorded in general and administrative expenses. For the three months ended October 31, 2018, pre-tax acquisition-related items of $217 were recorded in net sales, $54 were recorded in cost of sales and $1,555 were recorded in general and administrative expenses.

(3)
For the three months ended October 31, 2019, pre-tax restructuring-related items of $1,157 were recorded in cost of sales, and $4,271 were recorded in general and administrative expenses. For the three months ended October 31, 2018, pre-tax restructuring-related items of $166 were recorded in cost of sales and $680 were recorded in general and administrative expenses.

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

The reconciliations of net income to EBITDAS and adjusted EBITDAS were calculated as follows:

	Three Months Ended October 31,
	2019	2018
Net income, as reported	$5,767	$19,242
Interest expense, net	5,719	2,026
Income taxes	2,938	6,410
Depreciation	6,338	4,691
Amortization	6,029	6,041
Loss on disposal of fixed assets	167	1,053
Stock-based compensation expense	2,404	2,576
EBITDAS	29,362	42,039
Acquisition-related items	16,577	1,827
Restructuring-related charges(1)	5,367	742
Litigation matters	—	163
Adjusted EBITDAS	$51,306	$44,771
________________________________________________

(1)	Excludes stock-based compensation expense.

(dollar amounts in thousands except share and per share data or as otherwise noted) 25

Cantel Medical Corp.                                 2020 First Quarter Form 10-Q

We define net debt as long-term debt less cash and cash equivalents. Each of the components of net debt appears on our condensed consolidated balance sheets. We believe that the presentation of net debt provides useful information to investors because we review net debt as part of our management of our overall liquidity, financial flexibility, capital structure and leverage.

	October 31, 2019	July 31, 2019
Long-term debt (excluding debt issuance costs)	$911,125	$233,000
Less cash and cash equivalents	(49,285)	(44,535)
Net debt	$861,840	$188,465

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

	Net Sales	Medical Net Sales	Life Sciences Net Sales	Dental Net Sales	Dialysis Net Sales
Net sales growth	14.0%	4.5%	(5.2)%	76.3%	(6.9)%
Impact due to foreign currency translation	0.7%	1.2%	0.1%	—%	0.1%
Sales related to acquisitions/divestitures	(9.9)%	—%	4.0%	(64.3)%	—%
Organic sales growth	4.8%	5.7%	(1.1)%	12.0%	(6.8)%

Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. Significant factors affecting the management of liquidity are cash flows generated from operating activities, capital expenditures, acquisitions, dispositions and cash dividends. Cash provided by operating activities continues to be a primary source of funds. As necessary, we supplement operating cash flow with borrowings from our credit facility to fund our acquisitions and related business activities.

Cash Flows

Net Cash Provided by Operating Activities. Net cash provided by operating activities decreased by $23,338 to $8,931 for the three months ended October 31, 2019 from $32,269 for the three months ended October 31, 2018, primarily due to the decrease in net income, cash payments associated with acquisition-related and transaction items during the period as a result of the Hu-Friedy acquisition, an increase in restructuring-related payments and an increase in inventory within our Dental and Medical segments. This was partially offset by increased cash collections of outstanding accounts receivable.

Net Cash Used in Investing Activities. Net cash used in investing activities increased by $613,488 to $669,322 for the three months ended October 31, 2019 from $55,834 for the three months ended October 31, 2018, primarily due to the Hu-Friedy acquisition, partially offset by a decrease in capital expenditures.

Net Cash Provided by (used in) Financing Activities. Net cash provided by financing activities increased by $671,939 to $665,151 for the three months ended October 31, 2019 from $6,788 of cash used for the three months ended October 31, 2018, primarily due to borrowings from the refinancing of our existing credit agreement to support the Hu-Friedy acquisition, and the debt issuance costs associated with amending our credit agreement.

Debt

At October 31, 2019, we had $587,625 of outstanding term loan borrowings and $323,500 of revolver borrowings under the First Amendment to our Fourth Amended and Restated Credit Agreement (the “Amended Credit Agreement”).

For further information regarding the Amended Credit Agreement, including a description of affirmative and negative covenants, see Note 11 to our condensed consolidated financial statements in Part I, Item 1 of this report.

(dollar amounts in thousands except share and per share data or as otherwise noted) 26

Cantel Medical Corp.                                 2020 First Quarter Form 10-Q

In order to hedge against the impact of fluctuations in the interest rate associated with our variable rate borrowings, during fiscal 2019, we entered into two interest rate swaps with a combined notional value of $150,000, expiring on June 28, 2023. The swaps fixed interest rates at 2.45%. The fair value of these interest rate swaps is subject to movements in LIBOR and will fluctuate in future periods.

Financing Needs

At October 31, 2019, our long-term debt (excluding debt issuance costs) of $911,125, net of our cash and cash equivalents of $49,285, was $861,840. Stockholders’ equity as of that date was $732,191.

Our operating segments generate significant cash from operations. At October 31, 2019, we had a cash balance of $49,285, of which $32,284 was held by foreign subsidiaries. Our foreign cash is needed by our foreign subsidiaries for working capital purposes as well as for current international growth initiatives. Accordingly, our foreign unremitted earnings are considered indefinitely reinvested and unavailable for repatriation.

We believe that our current cash position, anticipated cash flows from operations and the funds available under our Amended Credit Agreement will be sufficient to satisfy our worldwide cash operating requirements for the foreseeable future based upon our existing operations, particularly given that we historically have not needed to borrow for working capital purposes. At December 10, 2019, approximately $80,729 was available under our Amended Credit Agreement.

Critical Accounting Policies
There were no changes to our critical accounting policies from those disclosed in our 2019 Annual Report on Form 10-K.

Forward Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and other securities laws. These statements are based on current expectations, estimates, or forecasts about our businesses, the industries in which we operate, and the current beliefs and assumptions of management; they do not relate strictly to historical or current facts. Without limiting the foregoing, words or phrases such as “expect,” “anticipate,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “may,” “could” and variations of such words and similar expressions generally identify forward-looking statements. In addition, any statements that refer to predictions or projections of our future financial performance, anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions about future events, activities or developments and are subject to numerous risks, uncertainties, and assumptions that are difficult to predict. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made. Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under Item 1A of the 2019 Annual Report on Form 10-K, entitled Risk Factors. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the information reported in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2019 Annual Report on Form 10-K.
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

Cantel Medical Corp.                                 2020 First Quarter Form 10-Q

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

On October 1, 2019, we acquired Hu-Friedy, as more fully described in Note 3 to the condensed consolidated financial statements. During the initial transition period following the acquisitions, we enhanced our internal control process to ensure that all financial information related to these acquisitions was properly reflected in our condensed consolidated financial statements. We expect all aspects of the Hu-Friedy business will be fully integrated into our existing overall internal control structure during fiscal 2020.

In 2017, we began the process of implementing a global operating and financial reporting information technology system, SAP S4 Hana (“SAP”), as part of a multi-year plan to integrate and upgrade our systems and processes. The first phase of this implementation became operational in February 2019, at our Medical segment’s United States operations, our Medivators B.V. operations and at our corporate headquarters. As the phased implementation of SAP continues, we are experiencing certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. We believe the necessary steps have been taken to monitor and maintain appropriate internal control over financial reporting during this period of change and we will continue to evaluate the operating effectiveness of related key controls during subsequent periods.  While we expect SAP to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as each of the affected areas evolves.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our 2019 Annual Report on Form 10‑K. The risk factors disclosed in Part I, Item 1A to our 2019 Annual Report on Form 10-K, in addition to the other information set forth in this report, could materially affect our business, financial condition, or results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table represents information with respect to purchases of common stock made by the Company during the current quarter:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the program
August 1 - August 31	840	$88.54	—	—
September 1 - September 30	16,824	$79.38	—	—
October 1 - October 31	31,950	$68.95	—	—
Total	49,614	$72.82	—	—

The Company does not currently have a repurchase program. All of the shares purchased during the current quarter represent shares surrendered to the Company to pay employee withholding taxes due upon the vesting of restricted stock.

28

Cantel Medical Corp.                                 2020 First Quarter Form 10-Q

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

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(dollar amounts in thousands except share and per share data or as otherwise noted) 29

Cantel Medical Corp.                                 2020 First Quarter Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANTEL MEDICAL CORP.

Date: December 10, 2019

	By:	/s/ George L. Fotiades
George L. Fotiades
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Shaun M. Blakeman
Shaun M. Blakeman
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Brian R. Capone
Brian R. Capone
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

30