Form 10-Q
period 2020-01-31
CANTEL MEDICAL CORP
filed 2020-03-06
CIK 19446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q

☒Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2020.

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

Number of shares of common stock outstanding as of February 29, 2020: 42,141,460.

Cantel Medical Corp.         2020 Second Quarter Form 10-Q

Cantel Medical Corp.         2020 Second Quarter Form 10-Q
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets (Unaudited)

	January 31, 2020	July 31, 2019
Assets
Cash and cash equivalents	$58,730	$44,535
Accounts receivable, net of allowance for doubtful accounts of $2,784 and $2,322	168,878	146,910
Inventories, net	184,177	138,234
Prepaid expenses and other current assets	25,963	22,117
Total current assets	437,748	351,796

Property and equipment, net	230,023	185,242
Right-of-use assets, net	52,014	—
Intangible assets, net	496,735	141,513
Goodwill	656,612	378,109
Other long-term assets	10,808	9,425
Deferred income taxes	6,958	4,281
Total assets	$1,890,898	$1,070,366
Liabilities and stockholders’ equity
Accounts payable	$37,693	$39,450
Compensation payable	36,761	32,762
Accrued expenses	36,615	38,545
Deferred revenue	25,614	27,840
Current portion of long-term debt	29,500	10,000
Income taxes payable	2,255	2,803
Current portion of lease liabilities	10,207	—
Contingent consideration	25,346	—
Total current liabilities	203,991	151,400

Long-term debt	885,442	220,851
Deferred income taxes	29,490	29,278
Long-term lease liabilities	43,323	—
Other long-term liabilities	5,371	7,300
Total liabilities	1,167,617	408,829
Commitments and contingencies (Note 12)

Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $0.10 per share; authorized 75,000,000 shares; issued 47,221,781 shares and outstanding 42,579,275 shares at January 31, 2020; issued 46,362,902 shares and outstanding 41,771,228 shares at July 31, 2019	4,722	4,636
Additional paid-in capital	265,837	204,795
Retained earnings	538,130	539,097
Accumulated other comprehensive loss	(16,914)	(22,197)
Treasury Stock; 4,642,506 shares at January 31, 2020; 4,591,674 shares at July 31, 2019	(68,494)	(64,794)
Total stockholders’ equity	723,281	661,537
Total liabilities and stockholders’ equity	$1,890,898	$1,070,366

See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 1

Cantel Medical Corp.         2020 Second Quarter Form 10-Q
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Net sales
Product sales	$256,935	$194,013	$482,613	$389,773
Product service	31,563	30,525	63,131	60,354
Total net sales	288,498	224,538	545,744	450,127

Cost of sales
Product sales	144,891	100,418	265,477	199,728
Product service	21,363	19,445	42,154	40,475
Total cost of sales	166,254	119,863	307,631	240,203

Gross profit	122,244	104,675	238,113	209,924

Expenses:
Selling	44,740	33,198	83,151	67,156
General and administrative	62,051	37,358	117,338	73,893
Research and development	7,857	7,923	15,604	15,001
Total operating expenses	114,648	78,479	216,093	156,050

Income from operations	7,596	26,196	22,020	53,874

Interest expense, net	10,250	2,207	15,969	4,233
Other income, net	—	(1,313)	—	(1,313)

(Loss) income before income taxes	(2,654)	25,302	6,051	50,954

Income taxes	(391)	6,502	2,547	12,912

Net (loss) income	$(2,263)	$18,800	$3,504	$38,042

(Loss) earnings per common share:
Basic	$(0.05)	$0.45	$0.08	$0.91
Diluted	$(0.05)	$0.45	$0.08	$0.91

Dividends per common share	$0.11	$0.10	$0.11	$0.10

See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 2

Cantel Medical Corp.         2020 Second Quarter Form 10-Q
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Net (loss) income	$(2,263)	$18,800	$3,504	$38,042

Other comprehensive income (loss):
Foreign currency translation	(140)	(417)	3,792	(5,640)
Interest rate swap, net of tax	246	—	1,491	—
Total other comprehensive income (loss):	106	(417)	5,283	(5,640)

Comprehensive (loss) income	$(2,157)	$18,383	$8,787	$32,402

See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 3

Cantel Medical Corp.         2020 Second Quarter Form 10-Q
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury stock, at cost	Total Stockholders’ Equity
	Shares	Amount
Balance, July 31, 2019	41,771,228	$4,636	$204,795	$539,097	$(22,197)	$(64,794)	$661,537
Repurchases of shares	(49,614)	—	—	—	—	(3,613)	(3,613)
Stock-based compensation	—	—	2,404	—	—	—	2,404
Issuance of shares	751,471	75	59,925	—	—	—	60,000
Equity vests/option exercises	104,686	11	908	—	—	—	919
Cancellations of restricted stock	(946)	—	—	—	—	—	—
Net income	—	—	—	5,767	—	—	5,767
Other comprehensive income	—	—	—	—	5,177	—	5,177
Balance, October 31, 2019	42,576,825	$4,722	$268,032	$544,864	$(17,020)	$(68,407)	$732,191
Repurchases of shares	(1,218)	—	—	—	—	(87)	(87)
Stock-based compensation	—	—	3,412	—	—	—	3,412
Issuance of shares	—	—	(5,608)	—	—	—	(5,608)
Equity vests/option exercises	3,900	—	1	—	—	—	1
Cancellations of restricted stock	(232)	—	—	—	—	—	—
Dividends	—	—	—	(4,471)	—	—	(4,471)
Net loss	—	—	—	(2,263)	—	—	(2,263)
Other comprehensive income	—	—	—	—	106	—	106
Balance, January 31, 2020	42,579,275	$4,722	$265,837	$538,130	$(16,914)	$(68,494)	$723,281

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury stock, at cost	Total Stockholders’ Equity
	Shares	Amount
Balance, July 31, 2018	41,706,084	$4,624	$184,212	$491,540	$(11,456)	$(60,053)	$608,867
Repurchases of shares	(37,802)	—	—	—	—	(4,288)	(4,288)
Stock-based compensation	—	—	2,576	—	—	—	2,576
Equity vests/option exercises	53,320	7	948	—	—	—	955
Cancellations of restricted stock	(286)	—	—	—	—	—	—
Net income	—	—	—	19,242	—	—	19,242
Cumulative impact of ASC 606 adoption	—	—	—	865	—	—	865
Other	—	—	(634)	—	—	—	(634)
Other comprehensive loss	—	—	—	—	(5,223)	—	(5,223)
Balance, October 31, 2018	41,721,316	$4,631	$187,102	$511,647	$(16,679)	$(64,341)	$622,360
Repurchases of shares	(880)	—	—	—	—	(67)	(67)
Stock-based compensation	—	—	3,587	—	—	—	3,587
Equity vests/option exercises	1,857	—	—	—	—	—	—
Cancellations of restricted stock	(1,107)	—	—	—	—	—	—
Dividends on common stock	—	—	—	(4,173)	—	—	(4,173)
Net income	—	—	—	18,800	—	—	18,800
Other	—	—	1,513	—	—	—	1,513
Other comprehensive loss	—	—	—	—	(417)	—	(417)
Balance, January 31, 2018	41,721,186	$4,631	$192,202	$526,274	$(17,096)	$(64,408)	$641,603

See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 4

Cantel Medical Corp.         2020 Second Quarter Form 10-Q
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended January 31,
	2020	2019
Cash flows from operating activities
Net income	$3,504	$38,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,215	9,563
Amortization	15,003	10,552
Stock-based compensation expense	5,816	6,163
Amortization of right-of-use assets	5,945	—
Deferred income taxes	(2,467)	(3,096)
Inventory step-up amortization	16,700	—
Fair value adjustments to contingent consideration	10,578	—
Other non-cash items, net	46	(154)
Changes in assets and liabilities, net of effects of acquisitions/dispositions:
Accounts receivable	5,706	(6,909)
Inventories	(2,198)	(9,517)
Prepaid expenses and other assets	314	(2,980)
Accounts payable and other liabilities	(22,682)	(10,105)
Income taxes	(1,551)	(2,365)
Operating lease liabilities	(5,396)	—
Net cash provided by operating activities	43,533	29,194
Cash flows from investing activities
Capital expenditures	(21,098)	(62,062)
Proceeds from sale of businesses	2,236	3,053
Acquisitions, net of cash acquired	(686,350)	(24,047)
Net cash used in investing activities	(705,212)	(83,056)
Cash flows from financing activities
Borrowings of long-term debt	400,000	—
Repayments of long-term debt	(4,750)	(5,000)
Borrowings under revolving credit facility	317,900	45,000
Repayments under revolving credit facility	(20,900)	—
Dividends paid	(4,471)	(4,173)
Debt issuance costs	(9,234)	—
Finance lease liabilities	(209)	—
Purchases of treasury stock	(3,700)	(4,355)
Net cash provided by financing activities	674,636	31,472

Effect of exchange rate changes on cash and cash equivalents	1,238	(676)

Increase (decrease) in cash and cash equivalents	14,195	(23,066)
Cash and cash equivalents at beginning of period	44,535	94,097
Cash and cash equivalents at end of period	$58,730	$71,031

See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 5

Cantel Medical Corp.         2020 Second Quarter Form 10-Q
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
Subsequent Events
We performed a review of events subsequent to January 31, 2020 through the date of issuance of the accompanying unaudited consolidated interim financial statements. See Note 16, “Subsequent Events.”

2.        Accounting Pronouncements
Newly Adopted Accounting Standards
In February 2016, the FASB issued ASU 2016-02, “(Topic 842) Leases,” (“ASU 2016-02”). The new guidance requires the recording of assets and liabilities arising from leases on our condensed consolidated balance sheet accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements. ASU 2016-02 is effective for fiscal years beginning after December 31, 2018 (our fiscal year 2020), including interim periods within that reporting period. Early adoption is permitted as of the beginning of an interim or annual period. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU 2018-11, “Leases (Topic 842) Targeted Improvements,” in December 2018, the FASB issued ASU 2018-20, “Narrow-Scope Improvements for Lessors” and in March 2019, the FASB issued ASU 2019-01, “Leases (Topic 842): Codification Improvements.” These ASUs provide adjustments relating to ASU 2016-02 and improvements to comparative reporting requirements for initial adoption and for separating components of a contract for lessors. We adopted the collective standard “ASC 842” using the modified retrospective transition approach with optional transition relief, and recognized the cumulative effect of applying the new leasing standard to existing contracts on our condensed consolidated balance sheet on August 1, 2019. Therefore, results for reporting periods beginning after August 1, 2019 are presented under the new leasing standard; however, the comparative prior period amounts have not been restated and continue to be reported in accordance with historic accounting under ASC Topic 840. The most significant effects of adoption of the new leasing standard relate to the recognition of right-of-use assets of $35,842 and lease liabilities of $36,417 for operating leases, which we recorded on our condensed consolidated balance sheet on August 1, 2019. Additionally, the amortization of the right-of-use assets and the cash flow impact from lease liabilities are separately disclosed in the condensed consolidated statement of cash flows. The new leasing standard did not impact our condensed consolidated statements of income. See Note 6, “Leases” for a discussion of the impact to the condensed consolidated balance sheets and related disclosures.

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

(dollar amounts in thousands except share and per share data or as otherwise noted) 6

Cantel Medical Corp.         2020 Second Quarter Form 10-Q
Recently Issued Accounting Standards

In December 2019, the FASB issued ASU 2019-12, “(Topic 740) Simplifying the Accounting for Income Taxes,” (“ASU 2019-12”) to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 (our fiscal year 2022), including interim periods within that reporting period. The adoption of ASU 2019-12 is not expected to have a material impact on our financial position, results of operations or cash flows.

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

3. Acquisitions

Fiscal 2020

Hu-Friedy: On October 1, 2019, we purchased all of the issued and outstanding membership interests of Hu-Friedy Mfg. Co. LLC (“Hu-Friedy”), for a total consideration (net of cash acquired), excluding acquisition-related costs, of $716,542, consisting of $662,151 of cash and $54,391 of stock consideration (subject to adjustment), plus contingent consideration payable in cash. The additional contingent consideration payments are (i) subject to the achievement of certain commercial milestones through March 31, 2021 ranging from zero to a maximum of $50,000 and (ii) contingent upon changes in our stock price from the date of closing through a future date subject to a registration rights agreement. See Note 9, “Fair Value Measurements,” for further details regarding these contingent payments. Hu-Friedy is a leading global manufacturer of instruments and instrument reprocessing systems serving the dental industry, and is included in our Dental segment.

Fiscal 2019

Omnia: On February 1, 2019, we purchased all of the issued and outstanding stock of Omnia S.p.A. (“Omnia”), an Italian-based market leader in dental surgical consumables solutions, for total consideration (net of cash acquired), excluding acquisition-related costs, of $19,007, consisting of $15,797 of cash and $3,210 of stock consideration, plus additional earn-outs ranging from zero to a maximum of $5,800, which is payable upon the achievement of certain performance-based financial targets. Omnia’s business consists of a wide-ranging portfolio of sutures, irrigation tubing and customized dental surgical

(dollar amounts in thousands except share and per share data or as otherwise noted) 7

Cantel Medical Corp.         2020 Second Quarter Form 10-Q
procedure kits, with a focus on procedure room set-up and cross-contamination prevention, and is included in our Dental segment.

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

The following table presents our purchase price allocations of our material acquisitions:

	2020	2019
Purchase Price Allocation	Hu-Friedy	Omnia	CES Business(1)
	(Preliminary)	(Final)	(Final)
Purchase Price:
Cash paid	$662,151	$15,797	$17,047
Fair value of contingent consideration	38,371	—	—
Common stock issued	54,391	3,210	—
Total	$754,913	$19,007	$17,047

Allocation:
Property and equipment	38,571	1,285	539
Intangible assets:
Customer relationships	226,000	10,206	8,100
Technology	32,000	1,257	—
Brand names	112,000	1,600	—
Goodwill	278,001	10,539	6,137
Deferred income taxes	—	(2,346)	—
Inventories	60,596	—	—
Other working capital	7,745	1,673	2,271
Long-term debt	—	(5,207)	—
Total	$754,913	$19,007	$17,047
_______________________________________________
(1)The excess purchase price over net assets acquired was assigned to goodwill, all of which is deductible for income tax purposes.

Unaudited Pro Forma Summary of Operations
The following pro forma summary of operations presents our operations as if the Hu-Friedy acquisition had occurred as of the beginning of fiscal 2019. In addition to including the results of operations of this acquisition, the pro forma information gives effect to amortization of the step-up in inventory, depreciation of the step-up in property and equipment, the interest on additional borrowings, the amortization of intangible assets and the issuance of shares of common stock. On an actual basis, the Hu-Friedy acquisition contributed $56,649 and $75,374 to our consolidated net sales for the three and six months ended January 31, 2020, respectively.

	Three Months Ended January 31,		Six Months Ended January 31,
Pro Forma Summary of Operations	2020	2019	2020	2019
Net sales	$288,498	$277,532	$584,669	$557,805
Net (loss) income	$(2,263)	$18,388	$(1,514)	$38,256
(Loss) earnings per common share:
Basic	$(0.05)	$0.43	$(0.04)	$0.90
Diluted	$(0.05)	$0.43	$(0.04)	$0.90

(dollar amounts in thousands except share and per share data or as otherwise noted) 8

Cantel Medical Corp.         2020 Second Quarter Form 10-Q
The pro forma information presented above does not purport to be indicative of the results that actually would have been attained had the Hu-Friedy acquisition occurred as of the beginning of fiscal 2019.

4.   Stock-Based Compensation
2016 Equity Incentive Plan

At January 31, 2020, 433,801 nonvested restricted stock awards were outstanding under the 2016 plan. No options were outstanding under the 2016 plan. At January 31, 2020, 524,775 shares were collectively available for issuance pursuant to restricted stock and other stock awards, stock options and stock appreciation rights.

2006 Equity Incentive Plan

The 2006 Plan was terminated on January 7, 2016 in conjunction with the adoption of the 2016 Plan. At January 31, 2020, options to purchase 15,000 shares of common stock were outstanding under the 2006 Plan. No additional awards will be granted under this plan.

The following table shows the components of stock-based compensation expense recognized in the condensed consolidated statements of income:

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Cost of sales	$390	$287	$650	$524
Operating expenses:
Selling	609	575	1,145	1,146
General and administrative	2,306	2,665	3,833	4,375
Research and development	107	60	188	118
Total operating expenses	3,022	3,300	5,166	5,639
Stock-based compensation expense	$3,412	$3,587	$5,816	$6,163

At January 31, 2020, total unrecognized stock-based compensation expense related to total nonvested stock options and restricted stock awards was $25,234 with a remaining weighted average period of 18 months over which such expense is expected to be recognized.

We determined the fair value of our market-based restricted stock awards using a Monte Carlo simulation on the date of grant using the following assumptions:

	Six Months Ended January 31,
	2020	2019
Volatility of common stock	30.73%	27.54%
Average volatility of peer companies	36.28%	36.55%
Average correlation coefficient of peer companies	24.63%	27.18%
Risk-free interest rate	1.49%	2.93%

A summary of nonvested stock award activity for the six months ended January 31, 2020 follows:

	Number of Time-based Awards	Number of Performance-based Awards	Number of Market-based Awards	Number of Total Awards	Weighted Average Fair Value
Nonvested stock awards at July 31, 2019	234,864	40,210	32,079	307,153	$88.99
Granted	207,311	—	47,967	255,278	$73.66
Vested(1)	(91,439)	(8,475)	(3,462)	(103,376)	$90.25
Forfeited	(14,684)	(1,165)	(9,405)	(25,254)	$85.19
Nonvested stock awards at January 31, 2020	336,052	30,570	67,179	433,801	$79.81
_______________________________________________
(1)The aggregate fair value of all nonvested stock awards which vested was approximately $9,329.

(dollar amounts in thousands except share and per share data or as otherwise noted) 9

Cantel Medical Corp.         2020 Second Quarter Form 10-Q
A summary of stock option activity for the six months ended January 31, 2020 follows:

	Number of shares	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2019	40,000	$43.70
Exercised	(25,000)	$36.70
Outstanding at January 31, 2020	15,000	$55.36	0.70	$146
Exercisable at January 31, 2020	15,000	$55.36	0.70	$146

During the six months ended January 31, 2020, 25,000 options were exercised, with an aggregate fair value of approximately $1,067. At January 31, 2020, all outstanding options were vested.

Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the income tax benefit on stock-based compensation. For the six months ended January 31, 2020, income tax deductions of $2,022 were generated, of which $2,581 were recorded as a reduction in income tax expense over the equity awards’ vesting period and the remaining excess tax expense of $559 was recorded as an increase in income tax expense. For the six months ended January 31, 2019, income tax deductions of $3,059 were generated, of which $2,062 were recorded as a reduction in income tax expense over the equity awards’ vesting period and the remaining excess tax benefit of $997 was recorded as a reduction in income tax expense.

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

The following table gives information as to the net sales disaggregated by geography and product line:

	Three Months Ended January 31,		Six Months Ended January 31,
Net sales by geography	2020	2019	2020	2019
United States	$207,598	$165,164	$397,682	$334,102
Europe/Africa/Middle East	49,496	34,319	90,514	66,333
Asia/Pacific	22,266	15,568	39,331	31,320
Canada	7,745	8,138	15,578	15,509
Latin America/South America	1,393	1,349	2,639	2,863
Total	$288,498	$224,538	$545,744	$450,127
Net sales by product line
Capital equipment	$59,724	$57,387	$118,472	$115,519
Consumables	154,209	135,731	307,488	272,552
Product service	31,563	30,525	63,131	60,354
Instrument sales	40,821	—	54,341	—
All other(1)	2,181	895	2,312	1,702
Total	$288,498	$224,538	$545,744	$450,127
_______________________________________________
(1)Primarily includes software licensing revenues.

(dollar amounts in thousands except share and per share data or as otherwise noted) 10

Cantel Medical Corp.         2020 Second Quarter Form 10-Q
Remaining Performance Obligations

At January 31, 2020, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) was approximately $72,451, primarily within the Medical segment. We expect to recognize revenue on approximately 60% of these remaining performance obligations over the remainder of fiscal 2020 and fiscal 2021. These performance obligations primarily reflect the future product service revenues for multi-period service arrangements.

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

A summary of contract liabilities activity follows:

	Six Months Ended January 31,
	2020	2019
Beginning balance	$28,235	$29,015
Revenue deferred in current year	27,197	31,525
Deferred revenue recognized	(29,605)	(32,444)
Foreign currency translation	136	(443)
Ending balance	25,963	27,653
Contract liabilities included in Other long-term liabilities	(349)	(517)
Deferred revenue	$25,614	$27,136

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

We elected a package of practical expedients that were consequently applied to all leases. We did not reassess whether expired or existing contracts contain leases under the new definition of a lease, lease classification for expired or existing leases, nor whether previously capitalized initial direct costs would qualify for capitalization under the new standard. Upon transition, we did not elect to use hindsight with respect to lease renewals and purchase options when accounting for existing leases, as well as assessing the impairment of right-of-use assets. Therefore, lease terms largely remained unchanged. In addition, we elected the short-term lease recognition exemption and did not recognize a lease liability and right-of-use asset on our condensed consolidated balance sheet for all leases with terms of 12 months or less. We elected the practical expedient to combine lease and non-lease components, such as common area maintenance fees, in total gross rent for all of our leases which resulted in larger lease liabilities recorded on our condensed consolidated balance sheet.

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

Cantel Medical Corp.         2020 Second Quarter Form 10-Q
only reflected in the lease term if we are reasonably certain to exercise the option. Operating lease expense is recognized on a straight-line basis over the respective lease term.

Supplemental balance sheet information related to our leases follows:

Lease Type	January 31, 2020
Assets:
Operating lease assets	$47,329
Finance lease assets	4,685
Right-of-use assets, net	$52,014

Liabilities:
Operating lease liabilities	$9,859
Finance lease liabilities	348
Current portion of lease liabilities	10,207

Operating lease liabilities	39,080
Finance lease liabilities	4,243
Long-term lease liabilities	43,323
Total lease liabilities	$53,530

Weighted average remaining lease term:
Operating leases	6.42 years
Finance leases	6.29 years
Weighted average discount rate:
Operating leases	2.74%
Finance leases	23.69%

At January 31, 2020, maturities of lease liabilities for the periods set forth below were as follows:

Fiscal year	Operating	Finance	Total
Remaining 2020	$5,561	$708	$6,269
2021	10,217	1,421	11,638
2022	8,317	1,406	9,723
2023	7,339	1,398	8,737
2024	6,390	1,407	7,797
Thereafter	16,038	2,457	18,495
Total lease payments	53,862	8,797	62,659
Less: interest	(4,923)	(4,206)	(9,129)
Present value of lease liabilities	$48,939	$4,591	$53,530

(dollar amounts in thousands except share and per share data or as otherwise noted) 12

Cantel Medical Corp.         2020 Second Quarter Form 10-Q
As previously disclosed in our 2019 Annual Report on Form 10-K and in accordance with our historical accounting under ASC 840, future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) for the periods set forth below were as follows:

Fiscal year	Total
2020	$9,099
2021	7,671
2022	6,021
2023	5,659
2024	5,159
Thereafter	15,251
Total	$48,860

Supplemental income statement information related to our leases follows:

Six Months Ended January 31, 2020
Operating lease costs	$5,684
Finance lease costs:
Amortization of right-of-use assets	261
Interest on lease obligations	358
Variable lease costs	1,534
Short-term lease costs	591
Net lease cost	$8,428

Supplemental cash flow information related to leases follows:

Six Months Ended January 31, 2020
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases(1)	$17,738
Finance leases(2)	$4,798
_______________________________________________
(1) Primarily relates to new warehouse facility included in our Dental segment and operating leases acquired in the Hu-Friedy acquisition.
(2) Includes finance leases acquired in the Hu-Friedy acquisition.

7. Inventories, Net

A summary of inventories, net is as follows:

	January 31, 2020	July 31, 2019
Raw materials and parts	$70,068	$69,498
Work-in-process	8,946	5,801
Finished goods	121,853	73,050
Reserve for excess and obsolete inventory	(16,690)	(10,115)
Total Inventories, net	$184,177	$138,234

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

Cantel Medical Corp.         2020 Second Quarter Form 10-Q
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

There were six foreign currency forward contracts with an aggregate notional value of $69,302 and $78,264 at January 31, 2020 and July 31, 2019, respectively, which covered certain assets and liabilities that were denominated in currencies other than each entity’s functional currency. For the three and six months ended January 31, 2020 and 2019, the settlements of our forward contracts resulted in immaterial amounts of currency conversion gains and losses on the hedged items in the aggregate.

Variable Rate Borrowings

In order to hedge against the impact of fluctuations in the interest rate associated with our variable rate borrowings, in fiscal 2019, we entered into two interest rate swaps with a combined notional value of $150,000, expiring on June 28, 2023. The swaps fixed interest rates at 2.265%. At January 31, 2020, we had a short-term asset of $1,253 recorded in prepaid expenses and other current assets, and a long-term asset of $4,071 recorded in other assets, which represent the fair value of the interest rate swaps. At July 31, 2019, we had a short-term asset of $486 recorded in prepaid expenses and other current assets, and a long-term asset of $2,826 recorded in other assets. The fair value of these interest rate swaps is subject to movements in LIBOR and will fluctuate in future periods.

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

For the Hu-Friedy acquisition, additional purchase price payments are (i) contingent upon the achievement of certain commercial milestones through March 31, 2021, and (ii) contingent upon changes in our stock price from the date of closing through a future date subject to a registration rights agreement. We estimated the aggregate fair value of these contingent consideration arrangements to be $38,371 at the date of acquisition and was reported separately in our condensed consolidated balance sheet. For the contingent consideration arrangements based upon the achievement of certain commercial milestones, the initial value assigned at the date of acquisition was determined on the basis of forecasted sales and gross profit percentage of Hu-Friedy products over the next twelve to eighteen months. The fair value was determined by employing a Monte Carlo simulation in a risk neutral framework with the underlying simulated variable of net sales and the related achievement of certain gross profit percentages. The model also included assumptions on the market price of risk, which was calculated as the weighted average cost of capital less the long-term risk free-rate. During the second quarter of fiscal 2020, we paid $25,000 to settle a portion of this contingent consideration arrangement related to net sales achieved for the twelve month period ended December 31, 2019.

For the contingent consideration arrangement based upon changes in our stock price through a future date, we are required pay to the sellers of Hu-Friedy an amount in cash equal to $35,000 minus the aggregate net proceeds received by the seller in connection with a future equity issuance if the amount of such aggregate net proceeds are less than $35,000. The initial fair value assigned to this contingent consideration arrangement was determined based on the closing price of our stock price at the date that the acquisition closed (October 1, 2019) relative to the contracted stock price stipulated in the purchase agreement. On February 13, 2020, we paid $6,722 to the former owners of Hu-Friedy to settle this contingent consideration. See Note 16, “Subsequent Events.”

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

Cantel Medical Corp.         2020 Second Quarter Form 10-Q
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

We are required to reassess the fair value of contingent consideration payments on a periodic basis. Although we believe our assumptions are reasonable, different assumptions or changes in the future may result in different estimated amounts.

The fair values of our financial instruments measured on a recurring basis were categorized as follows:

	January 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money markets	$107	$—	$—	$107
Prepaid and other current assets:
Interest rate swap	—	1,253	—	1,253
Other Assets:
Interest rate swap	—	4,071	—	4,071
Total assets	$107	$5,324	$—	$5,431

Contingent consideration:	6,481	—	18,865	25,346
Total liabilities	$6,481	$—	$18,865	$25,346

	July 31, 2019
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money markets	$104	$—	$—	$104
Prepaid expenses and other current assets:
Interest rate swap	—	486	—	486
Other Assets:
Interest rate swap	—	2,826	—	2,826
Total assets	$104	$3,312	$—	$3,416

Other long-term liabilities:
Contingent consideration	—	—	1,411	1,411
Total liabilities	$—	$—	$1,411	$1,411

A reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

	Aexis Contingent Consideration	Hu-Friedy Contingent Consideration (Earnouts)	Hu-Friedy Contingent Consideration (Stock Price)	Total
Balance, July 31, 2019	1,411	—	—	1,411
Acquisitions	—	35,100	3,272	38,372
Fair value adjustments included in general and administrative expenses	242	7,112	3,209	10,563
Settlements/payments	—	(25,000)	—	(25,000)
Balance, January 31, 2020	$1,653	$17,212	$6,481	$25,346

(dollar amounts in thousands except share and per share data or as otherwise noted) 15

Cantel Medical Corp.         2020 Second Quarter Form 10-Q
Disclosure of Fair Value of Financial Instruments

At January 31, 2020 and July 31, 2019, the carrying amounts for cash and cash equivalents (excluding money markets), accounts receivable and accounts payable approximated fair value due to the short maturity of these instruments. At January 31, 2020 and July 31, 2019, the carrying value of our outstanding borrowings under our credit facility approximated the fair value of these obligations as the respective borrowing rates reflect prevailing market interest rates.

10. Intangibles and Goodwill

Our intangible assets consist of the following:

	January 31, 2020			July 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$372,075	$(65,049)	$307,026	$146,204	$(54,866)	$91,338
Technology	90,840	(27,052)	63,788	60,032	(24,081)	35,951
Brand names	8,459	(3,649)	4,810	8,361	(3,256)	5,105
Non-compete agreements	2,850	(1,720)	1,130	2,880	(1,653)	1,227
Patents and other registrations	2,513	(810)	1,703	2,866	(1,252)	1,614
	476,737	(98,280)	378,457	220,343	(85,108)	135,235
Trademarks and tradenames	118,278	—	118,278	6,278	—	6,278
Total intangible assets	$595,015	$(98,280)	$496,735	$226,621	$(85,108)	$141,513

Amortization expense related to intangible assets was $15,003 and $10,552 for the six months ended January 31, 2020 and 2019, respectively. We expect to recognize an additional $17,625 of amortization expense related to intangible assets for the remainder of fiscal 2020, and thereafter $35,135, $34,763, $33,730, $32,866 and $30,024 of amortization expense for fiscal years 2021, 2022, 2023, 2024 and 2025, respectively.

Goodwill changed during the six months ended January 31, 2020 as follows:

	Medical	Life Sciences	Dental	Dialysis	Total
Balance, July 31, 2019	$180,197	$64,481	$125,298	$8,133	$378,109
Acquisitions	—	—	277,200	—	277,200
Foreign currency translation	1,457	20	(174)	—	1,303
Balance, January 31, 2020	$181,654	$64,501	$402,324	$8,133	$656,612

11. Financing Arrangements
Our long-term debt consists of the following:

	January 31, 2020	July 31, 2019
Revolving credit loans outstanding	$340,000	$43,000
Tranche A term loans outstanding	585,250	190,000
Unamortized debt issuance costs	(10,308)	(2,149)
Total long-term debt, net of unamortized debt issuance costs	914,942	230,851
Current portion of long-term debt	(29,500)	(10,000)
Long-term debt, net of unamortized debt issuance costs and excluding current portion	$885,442	$220,851

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

Cantel Medical Corp.         2020 Second Quarter Form 10-Q
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

At January 31, 2020, we had $585,250 of term loan A borrowings outstanding and $340,000 revolver borrowings under the Amended Credit Agreement. The tranche A term loans are subject to principal amortization, with $19,500 due and payable in fiscal 2020, $29,500 due and payable in each of fiscal 2021, 2022, 2023, and 2024, with the remaining $452,500 due and payable at maturity on September 6, 2024. During the six months ended January 31, 2020, we made principal payments of $4,750.

Borrowings under the Amended Credit Agreement bear interest at rates ranging from 0.00% to 1.25% above prime rate for base rate borrowings, or at rates ranging from 1.00% to 2.25% above the London Interbank Offered Rate (“LIBOR”), depending upon our “Consolidated Leverage Ratio,” which is the consolidated ratio of total funded debt (minus certain unrestricted cash) to consolidated EBITDA. At January 31, 2020, the lender’s base rate was 4.75% and the LIBOR rate was 2.03%. The margins applicable to our outstanding borrowings were 1.25% above the lender’s base rate or 2.25% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at January 31, 2020. The Amended Credit Agreement also provides for fees on the unused portion of our facility at rates ranging from 0.20% to 0.40%, depending upon our Consolidated Leverage Ratio, which was 0.40% at January 31, 2020. At January 31, 2020, the interest rate on our outstanding borrowings was approximately 3.98%.

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

12. Commitments and Contingencies

Contingent Consideration Arrangements

At January 31, 2020, $17,212 was recorded associated with the Hu-Friedy acquisition, which is for the estimated fair value of contingent consideration arrangements that are payable upon the achievement of certain commercial milestones through March 31, 2021. Additionally, $6,481 was recorded, which is for the estimated fair value of contingent consideration arrangement based upon changes in our stock price through a future date. At January 31, 2020, $1,653 was recorded associated with the Aexis acquisition, which is for the estimated fair value of contingent consideration payable upon the achievement of certain purchase order targets through March 21, 2020. See Note 9, “Fair Value Measurements” for additional information.

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

Cantel Medical Corp.         2020 Second Quarter Form 10-Q
The following table sets forth the computation of basic and diluted EPS available to stockholders of common stock (excluding participating securities):

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Numerator for basic and diluted earnings per share:
Net (loss) income	$(2,263)	$18,800	$3,504	$38,042
Less income allocated to participating securities	—	(16)	—	(49)
Net (loss) income available to common shareholders	$(2,263)	$18,784	$3,504	$37,993
Denominator for basic and diluted (loss) earnings per share, adjusted for participating securities:
Denominator for basic (loss) earnings per share - weighted average number of shares outstanding attributable to common stock	42,561,178	41,667,955	42,298,833	41,660,095
Dilutive effect of stock awards using the treasury stock method and the average market price for the year	—	18,088	91,286	41,558
Denominator for diluted (loss) earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	42,561,178	41,686,043	42,390,119	41,701,653
(Loss) earnings per share attributable to common stock:
Basic (loss) earnings per share	$(0.05)	$0.45	$0.08	$0.91
Diluted (loss) earnings per share	$(0.05)	$0.45	$0.08	$0.91
Stock awards excluded because their inclusion would have been anti-dilutive	36,150	—	—	—

A reconciliation of weighted average number of shares and common stock equivalents attributable to common stock, as determined above, to our total weighted average number of shares and common stock equivalents, including participating securities, is set forth in the following table:

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Denominator for diluted (loss) earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	42,561,178	41,686,043	42,390,119	41,701,653
Participating securities	2,981	33,400	9,962	55,436
Total weighted average number of shares and common stock equivalents attributable to both common stock and participating securities	42,564,159	41,719,443	42,400,081	41,757,089

14. Accumulated Other Comprehensive Loss

The components and changes in accumulated other comprehensive loss follow:

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Beginning balance	$(17,020)	$(16,679)	$(22,197)	$(11,456)
Foreign currency translation	(140)	(417)	3,792	(5,640)
Interest rate swap, net of taxes(1)	246	—	1,491	—
Ending balance	$(16,914)	$(17,096)	$(16,914)	$(17,096)
_______________________________________________
(1)Includes tax effect of $375 and $521 for the three and six months ended January 31, 2020, respectively.

(dollar amounts in thousands except share and per share data or as otherwise noted) 18

Cantel Medical Corp.         2020 Second Quarter Form 10-Q
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

Life Sciences: designs, develops, manufactures, sells, and installs water purification systems for medical and other bacteria controlled applications. We also provide filtration/separation and disinfectant technologies to the medical and life science markets through a worldwide distributor network. Two customers collectively accounted for approximately 45.0% and 42.5% of our Life Sciences segment net sales for the six months ended January 31, 2020 and 2019, respectively.

Dental: designs, manufactures, sells, supplies and distributes a broad selection of infection prevention healthcare products, the majority of which are single-use products used by dental practitioners. We are also a leading global manufacturer of instruments and instrument reprocessing workflow systems serving the dental industry. Three customers collectively accounted for approximately 43.3% and 47.9% of our Dental segment net sales for the six months ended January 31, 2020 and 2019, respectively.

Dialysis: designs, develops, manufactures, sells and services reprocessing systems and sterilants for dialyzers (a device serving as an artificial kidney), as well as dialysate concentrates and supplies utilized for renal dialysis. Three customers accounted for approximately 50.7% and 20.6% of our Dialysis segment net sales for the six months ended January 31, 2020 and 2019, respectively. These customers include the top two customers noted above under our Life Sciences segment.

None of our customers accounted for 10% or more of our consolidated net sales for the six months ended January 31, 2020 and 2019.

Information as to reportable segments is summarized below

	Three Months Ended January 31,		Six Months Ended January 31,
Net sales	2020	2019	2020	2019
Medical	$130,959	$128,580	$264,312	$256,132
Life Sciences	50,122	50,516	99,263	102,358
Dental	101,044	37,286	168,287	75,417
Dialysis	6,373	8,156	13,882	16,220
Total net sales	$288,498	$224,538	$545,744	$450,127

	Three Months Ended January 31,		Six Months Ended January 31,
Income (loss) from operations	2020	2019	2020	2019
Medical	$21,534	$25,525	$42,653	$50,736
Life Sciences	7,700	6,701	14,835	12,273
Dental	(856)	5,510	4,148	12,194
Dialysis	1,507	1,193	3,129	2,577
	29,885	38,929	64,765	77,780
General corporate expenses	22,289	12,733	42,745	23,906
Total income from operations	$7,596	$26,196	$22,020	$53,874

(dollar amounts in thousands except share and per share data or as otherwise noted) 19

Cantel Medical Corp.         2020 Second Quarter Form 10-Q
16. Subsequent Events
On February 13, 2020, we entered into a stock repurchase agreement with Dental Holding, the former owners of Hu-Friedy (the “Repurchase Agreement”). The Repurchase Agreement amended the Hu-Friedy purchase and sale agreement and the related registration rights agreement to provide that we repurchase a portion the shares from the seller included in the equity consideration transferred at a price per share of $64.51 (the “Repurchase”), which equals the closing price of shares of our common stock traded on the New York Stock Exchange on February 12, 2020. The Repurchase was completed on February 13, 2020, and the shares were thereafter canceled and retired. The Hu-Friedy purchase and sale agreement further required us to pay to the seller an amount in cash equal to $35,000 minus the aggregate net proceeds received by the seller from an equity issuance if the amount of such aggregate net proceeds was less than $35,000 (the “True-Up Obligation”). The Repurchase Agreement further amended the purchase and sale agreement to provide that in satisfaction of the True-Up Obligation, we will make a payment to the sellers in an amount equal to $6,722, which amount equals $35,000 minus the aggregate amount of $28,279 paid to Dental Holding as consideration for the Repurchase. These payments were made to Dental Holding on February 13, 2020.

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

Second Quarter 2020 Summary

        A summary of financial results for the three months ended January 31, 2020 compared with the three months ended January 31, 2019 follows:

•Net sales increased by 28.5% to $288,498 from $224,538, with organic net sales growth of 1.3%
•Income from operations decreased by 71.0% to $7,596 from $26,196
•Non-GAAP income from operations increased by 33.3% to $45,107 from $33,849
•Net income decreased by 112.0% to a $2,263 loss from $18,800
•Diluted earnings per share decreased by 111.1% to $(0.05) from $0.45
•Non-GAAP net income increased by 9.5% to $25,844 from $23,611
•Non-GAAP diluted earnings per share increased by 7.0% to $0.61 from $0.57
•Cash flows from operating activities increased by 49.1% to $43,533 from $29,194 (on year to date basis)

See Non-GAAP Financial Measures and required reconciliations below.

Reportable Segment Changes

        In the first quarter of fiscal 2020 and as a result of the Hu-Friedy acquisition, we moved the financial reporting and management of our industrial biological and chemical indicator business to our Dental segment from our Life Sciences segment. Prior year segment disclosures have been recast to conform to the current year presentation.

Acquisitions

        On October 1, 2019, we purchased all of the issued and outstanding membership interests of Hu-Friedy Mfg. Co. LLC (“Hu-Friedy”), for a total consideration (net of cash acquired), excluding acquisition-related costs, of $716,542, consisting of $662,151 of cash and $54,391 of stock consideration (subject to adjustment), plus contingent consideration payable in cash. The additional contingent consideration payments are (i) subject to the achievement of certain commercial milestones through March 31, 2021 ranging from zero to a maximum of $50,000 and (ii) contingent upon changes in our stock price from the date of closing through a future date subject to a registration rights agreement. Hu-Friedy is a leading global manufacturer of

(dollar amounts in thousands except share and per share data or as otherwise noted) 20

Cantel Medical Corp.         2020 Second Quarter Form 10-Q
instruments and instrument reprocessing systems serving the dental industry, and is included in our Dental segment. During the second quarter of fiscal 2020, we paid $25,000 to settle a portion of the contingent consideration arrangements related to net sales achieved for the twelve month period ended December 31, 2019. On February 13, 2020, we made payments totaling $35,000 to (i) repurchase a portion of the shares from the seller which were included in the equity consideration transferred at closing and (ii) settle a contingent consideration arrangement entered into at closing which was based on changes in our stock price.

Results of Operations

The following tables give information as to the percentages of net sales represented by selected items reflected in our condensed consolidated statements of income.

	Three Months Ended January 31,				Percentage Change
Statement of Income Data:	2020		2019
Net sales	$288,498	100.0%	$224,538	100.0%	28.5%
Cost of sales	166,254	57.6%	119,863	53.4%	38.7%
Gross profit	122,244	42.4%	104,675	46.6%	16.8%

Selling	44,740	15.5%	33,198	14.8%	34.8%
General and administrative	62,051	21.5%	37,358	16.6%	66.1%
Research and development	7,857	2.8%	7,923	3.5%	(0.8)%
Total operating expenses	114,648	39.8%	78,479	34.9%	46.1%

Income from operations	7,596	2.6%	26,196	11.7%	(71.0)%

Interest expense, net	10,250	3.5%	2,207	1.0%	364.4%
Other income, net	—	—%	(1,313)	(0.6)%	—%
(Loss) income before income taxes	(2,654)	(0.9)%	25,302	11.3%	(110.5)%
Income taxes	(391)	(0.1)%	6,502	2.9%	(106.0)%
Net (loss) income	$(2,263)	(0.8)%	$18,800	8.4%	(112.0)%

	Six Months Ended January 31,				Percentage Change
Statement of Income Data:	2020		2019
Net sales	$545,744	100.0%	$450,127	100.0%	21.2%
Cost of sales	307,631	56.4%	240,203	53.4%	28.1%
Gross profit	238,113	43.6%	209,924	46.6%	13.4%

Selling	83,151	15.2%	67,156	14.9%	23.8%
General and administrative	117,338	21.5%	73,893	16.4%	58.8%
Research and development	15,604	2.9%	15,001	3.3%	4.0%
Total operating expenses	216,093	39.6%	156,050	34.6%	38.5%

Income from operations	22,020	4.0%	53,874	12.0%	(59.1)%

Interest expense, net	15,969	2.9%	4,233	0.9%	277.3%
Other income, net	—	—%	(1,313)	(0.2)%	—%
Income before income taxes	6,051	1.1%	50,954	11.3%	(88.1)%
Income taxes	2,547	0.5%	12,912	2.8%	(80.3)%
Net income	$3,504	0.6%	$38,042	8.5%	(90.8)%

(dollar amounts in thousands except share and per share data or as otherwise noted) 21

Cantel Medical Corp.         2020 Second Quarter Form 10-Q
The following table gives information as to the net sales by reportable segment and geography, as well as the related percentage of such net sales to the total net sales.

	Three Months Ended January 31,				Six Months Ended January 31,
Net sales by segment	2020		2019		2020		2019
Medical	$130,959	45.4%	$128,580	57.3%	$264,312	48.4%	$256,132	56.9%
Life Sciences	50,122	17.4%	50,516	22.5%	99,263	18.2%	102,358	22.7%
Dental	101,044	35.0%	37,286	16.6%	168,287	30.8%	75,417	16.8%
Dialysis	6,373	2.2%	8,156	3.6%	13,882	2.6%	16,220	3.6%
Total net sales	$288,498	100.0%	$224,538	100.0%	$545,744	100.0%	$450,127	100.0%
Net sales by geography
United States	$207,598	72.0%	$165,164	73.6%	$397,682	72.9%	$334,102	74.2%
International	80,900	28.0%	59,374	26.4%	148,062	27.1%	116,025	25.8%
Total net sales	$288,498	100.0%	$224,538	100.0%	$545,744	100.0%	$450,127	100.0%

        The following table gives information as to the amount of income from operations, as well as income from operations as a percentage of net sales, for each of our reportable segments.

	Three Months Ended January 31,				Six Months Ended January 31,
Income (loss) from operations	2020		2019		2020		2019
Medical	$21,534	16.4%	$25,525	19.9%	$42,653	16.1%	$50,736	19.8%
Life Sciences	7,700	15.4%	6,701	13.3%	14,835	14.9%	12,273	12.0%
Dental	(856)	(0.8)%	5,510	14.8%	4,148	2.5%	12,194	16.2%
Dialysis	1,507	23.6%	1,193	14.6%	3,129	22.5%	2,577	15.9%
	29,885	10.4%	38,929	17.3%	64,765	11.9%	77,780	17.3%
General corporate expenses	22,289	7.8%	12,733	5.6%	42,745	7.9%	23,906	5.3%
Total income from operations	$7,596	2.6%	$26,196	11.7%	$22,020	4.0%	$53,874	12.0%

Net Sales

Total net sales increased by $63,960 or 28.5%, to $288,498 for the three months ended January 31, 2020 from $224,538 for the three months ended January 31, 2019, which consisted of an increase of 1.3% in organic sales, an increase of 27.4% in net sales due to acquisitions and a decrease of 0.2% due to foreign currency translation. International net sales increased by $21,526 or 36.3%, to $80,900 for the three months ended January 31, 2020 from $59,374 for the three months ended January 31, 2019. The 36.3% increase in international net sales consisted of 6.9% organic sales growth, a 30.0% increase due to acquisitions (offset by dispositions), and a decrease of 0.6% due to foreign currency translation, resulting from the strengthening of the U.S. dollar.

Total net sales increased by $95,617 or 21.2%, to $545,744 for the six months ended January 31, 2020 from $450,127 for the six months ended January 31, 2019, which consisted of an increase of 3.0% in organic sales, an increase of 18.6% in net sales due to acquisitions and a decrease of 0.4% due to foreign currency translation. International net sales increased by $32,037 or 27.6%, to $148,062 for the six months ended January 31, 2020 from $116,025 for the six months ended January 31, 2019. The 27.6% increase in international net sales consisted of 8.5% organic sales growth, a 20.8% increase due to acquisitions (offset by dispositions), and a decrease of 1.7% due to foreign currency translation, resulting from the strengthening of the U.S. dollar.

Medical. Net sales increased by $2,379 or 1.9%, for the three months ended January 31, 2020 compared with the three months ended January 31, 2019, which consisted of 2.2% organic sales growth and a decrease of 0.3% due to foreign currency translation. Net sales increased by $8,180 or 3.2%, for the six months ended January 31, 2020 compared with the six months ended January 31, 2019, which consisted of 4.0% organic sales growth and a decrease of 0.8% due to foreign currency translation. The increases in organic net sales for both the three and six month periods were primarily driven by increased sales related to service and chemistries. For the three months ended January 31, 2020, the increase in net sales was partially offset by decreases in U.S. capital equipment sales as we have experienced softer order rates in the U.S. during fiscal 2020.

(dollar amounts in thousands except share and per share data or as otherwise noted) 22

Cantel Medical Corp.         2020 Second Quarter Form 10-Q
Life Sciences. Net sales decreased by $394 or 0.8% for the three months ended January 31, 2020 compared with the three months ended January 31, 2019, which consisted of a 2.4% decrease due to dispositions, offset by a 1.6% organic sales increase. Net sales decreased by $3,095 or 3.0% for the six months ended January 31, 2020 compared with the six months ended January 31, 2019, which consisted of a 3.2% decrease due to dispositions, offset by a 0.2% organic sales decrease. The decreases in net sales for both the three and six month periods were primarily due the disposition of our high purity water business in Canada, which occurred in the second quarter of fiscal 2019, and the continued softness in demand for capital equipment, primarily in the medical water business. The softness in demand has begun to stabilize and we expect continued improvement in the latter part of fiscal 2020. For a more detailed discussion on the competitive threat to our hemodialysis water business, see Part I, Item 1A, Risk Factors, in our 2019 Annual Report on Form 10-K.

Dental. Net sales increased by $63,758 or 171.0%, for the three months ended January 31, 2020 compared with the three months ended January 31, 2019, which consisted of a 168.1% increase due to acquisitions and a 2.9% organic sales increase. The Hu-Friedy and Omnia acquisitions contributed $56,649 and $6,020 of net sales, respectively. Net sales increased by $92,870 or 123.1%, for the six months ended January 31, 2020 compared with the six months ended January 31, 2019, which consisted of a 115.6% increase due to acquisitions and a 7.5% organic sales increase. The Hu-Friedy and Omnia acquisitions contributed $75,374 and $11,672 of net sales, respectively. The inventory adjustments within our distributor network in fiscal 2019, which negatively impacted our 2019 net sales, did not reoccur in 2020. As a result, our net sales have returned to normalized organic growth during the three and six months ended January 31, 2020.

Dialysis. Net sales decreased by $1,783 or 21.9%, for the three months ended January 31, 2020 compared with the three months ended January 31, 2019. Net sales decreased by $2,338 or 14.4%, for the six months ended January 31, 2020 compared with the six months ended January 31, 2019. The decreases in net sales for both the three and six month periods were primarily due to the decrease in domestic sales as our customer base continues to shift to dry acid, further eroding our liquid concentrate business.

Gross Profit

Gross profit increased by $17,569 or 16.8%, to $122,244 for the three months ended January 31, 2020 from $104,675 for the three months ended January 31, 2019. Gross profit as a percentage of net sales for the three months ended January 31, 2020 and 2019 was 42.4% and 46.6%, respectively. Gross profit increased by $28,189 or 13.4%, to $238,113 for the six months ended January 31, 2020 from $209,924 for the six months ended January 31, 2019. Gross profit as a percentage of net sales for the six months ended January 31, 2020 and 2019 was 43.6% and 46.6%, respectively. The decreases in gross profit as a percentage of net sales for both the three and six month periods were due to the amortization of the step up in inventory acquired in the Hu-Friedy acquisition, and to a lesser extent, increased labor costs resulting from livable wage increases taken in the latter part of fiscal 2019, partially offset by favorable mix associated with the Hu-Friedy products.

Operating Expenses

Operating expenses increased $36,169 or 46.1% to $114,648 for the three months ended January 31, 2020 from $78,479 for the three months ended January 31, 2019. Operating expenses as a percentage of net sales for the three months ended January 31, 2020 and 2019 were 39.8% and 34.9%, respectively. Operating expenses increased $60,043 or 38.5% to $216,093 for the six months ended January 31, 2020 from $156,050 for the six months ended January 31, 2019. Operating expenses as a percentage of net sales for the six months ended January 31, 2020 and 2019 were 39.6% and 34.6%, respectively.

Selling expenses increased by $11,542 or 34.8%, to $44,740 for the three months ended January 31, 2020 from $33,198 for the three months ended January 31, 2019. Selling expenses increased by $15,995 or 23.8%, to $83,151 for the six months ended January 31, 2020 from $67,156 for the six months ended January 31, 2019. The increases for both the three and six month periods were primarily due to the Hu-Friedy and Omnia acquisitions. Selling expenses as a percentage of net sales were 15.5% and 14.8% for the three months ended January 31, 2020 and 2019, respectively. Selling expenses as a percentage of net sales were 15.2% and 14.9% for the six months ended January 31, 2020 and 2019, respectively.

General and administrative expenses increased by $24,693 or 66.1%, to $62,051 for the three months ended January 31, 2020 from $37,358 for the three months ended January 31, 2019. General and administrative expenses increased by $43,445 or 58.8%, to $117,338 for the six months ended January 31, 2020 from $73,893 for the six months ended January 31, 2019. The increases for both the three and six month periods were primarily due to the Hu-Friedy and Omnia acquisitions, certain transaction and integration-related costs (including fair value adjustments to contingent consideration arrangements), restructuring-related costs, higher amortization expense and elevated depreciation expense related to our new ERP platform and our new Medical headquarters in Minnesota. General and administrative expenses as a percentage of net sales were 21.5% and

(dollar amounts in thousands except share and per share data or as otherwise noted) 23

Cantel Medical Corp.         2020 Second Quarter Form 10-Q
16.6% for the three months ended January 31, 2020 and 2019, respectively. General and administrative expenses as a percentage of net sales were 21.5% and 16.4% for the six months ended January 31, 2020 and 2019, respectively.

Research and development expenses (which include continuing engineering costs) decreased by $66 or 0.8%, to $7,857 for the three months ended January 31, 2020 from $7,923 for the three months ended January 31, 2019. Research and development expenses increased by $603 or 4.0%, to $15,604 for the six months ended January 31, 2020 from $15,001 for the six months ended January 31, 2019. The decrease for the three month period was due primarily to a reduction in research and development expense in our Medical segment, offset by increased spending on projects in our Life Sciences segment and additional research and development costs incurred by Hu-Friedy. For the six month period, the increase was primarily a result of the Hu-Friedy acquisition and increased Life Sciences spending, partially offset by a reduction in research and development expense in our Medical segment. Research and development expenses as a percentage of net sales were 2.9% and 3.5% for the three months ended January 31, 2020 and 2019, respectively. Research and development expenses as a percentage of net sales were 2.9% and 3.3% for the six months ended January 31, 2020 and 2019, respectively.

Income from Operations

Medical. Income from operations decreased by $3,991 or 15.6%, for the three months ended January 31, 2020 compared with the three months ended January 31, 2019. Income from operations decreased by $8,083 or 15.9%, for the six months ended January 31, 2020 compared with the six months ended January 31, 2019. The decreases for both the three and six month periods were primarily due to the softness in organic sales growth in the U.S., restructuring-related charges, elevated depreciation expense associated with our new ERP platform and our new Medical headquarters in Minnesota, partially offset by the decrease in certain operating expenses, due to the timing of marketing-related spend and to a lesser extent, lower sales commissions.

Life Sciences. Income from operations increased by $999 or 14.9%, for the three months ended January 31, 2020 compared with the three months ended January 31, 2019. Income from operations increased by $2,562 or 20.9%, for the six months ended January 31, 2020 compared with the six months ended January 31, 2019. The increase was primarily due to a reduction of this segment’s overall expense base as a result of the disposition of our high purity water business in Canada and the stabilization of our organic sales.

Dental. Income from operations decreased by $6,366 or 115.5%, for the three months ended January 31, 2020 compared with the three months ended January 31, 2019. Income from operations decreased by $8,046 or 66.0%, for the six months ended January 31, 2020 compared with the six months ended January 31, 2019. The decreases for both the three and six month periods were primarily due to certain acquisition and integration-related costs, inventory step-up amortization, higher depreciation and amortization expense primarily as a result of the Hu-Friedy acquisition, partially offset by incremental income from operations related to both the Hu-Friedy and Omnia acquisitions.

Dialysis. Income from operations increased by $314 or 26.3%, for the three months ended January 31, 2020 compared with the three months ended January 31, 2019. Income from operations increased by $552 or 21.4%, for the six months ended January 31, 2020 compared with the six months ended January 31, 2019. The increases for both the three and six month periods were primarily due gross margin improvements resulting from cost saving initiatives, partially offset by decreases in net sales.

General Corporate Expenses

General corporate expenses relate to unallocated corporate costs primarily related to executive management personnel as well as costs associated with certain facets of our acquisition and integration programs and being a publicly traded company. Such expenses increased by $9,556 or 75.0%, for the three months ended January 31, 2020 from the three months ended January 31, 2019. These expenses increased by $18,839 or 78.8%, for the six months ended January 31, 2020 from the six months ended January 31, 2019. The increases for both the three and six month periods were primarily due to an increase in acquisition-related and transaction charges incurred in connection with the Hu-Friedy acquisition.

Interest Expense, Net

Interest expense, net increased by $8,043 or 364.4%, to $10,250 for the three months ended January 31, 2020 from $2,207 for the three months ended January 31, 2019. Interest expense, net increased by $11,736 or 277.3%, to $15,969 for the six months ended January 31, 2020 from $4,233 for the six months ended January 31, 2019. These increases for both the three and six month periods resulted from an increase in the average outstanding debt which includes both the term loan and revolver borrowings made to support the funding of our recent acquisitions, and to a lesser extent, increases in non-cash amortization of debt issuance costs associated with the amended credit facility.

(dollar amounts in thousands except share and per share data or as otherwise noted) 24

Cantel Medical Corp.         2020 Second Quarter Form 10-Q
Income Taxes

The consolidated effective tax rate decreased to 14.7% for the three months ended January 31, 2020 from 25.7% for the three months ended January 31, 2019. The decrease was primarily due to period costs related to the Hu-Friedy acquisition. The consolidated effective tax rate increased to 42.1% for the six months ended January 31, 2020 from 25.3% for the six months ended January 31, 2019. The increase was primarily the result of the excess tax charges related to share-based compensation, and to a lesser extent, the jurisdictional tax structure of the acquired Hu-Friedy international operations and the shift in our income before taxes during fiscal 2020.

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

Cantel Medical Corp.         2020 Second Quarter Form 10-Q
grant date and the exercise behavior of our stock award holders. Since these tax benefits are largely unrelated to our results and unrepresentative of our normal effective tax rate, we excluded their impact on net income and diluted EPS to arrive at our non-GAAP financial measures.

In January 2020, we completed the disposition of a dental product line. This resulted in a pre-tax loss of $170 through general and administrative expenses for the three and six months ended January 31, 2020. Since this loss was irregular, we made an adjustment to our net income and diluted EPS to exclude this loss to arrive at our non-GAAP financial measures.

During the six months ended January 31, 2019, we recorded specific discrete tax items associated with our international operations that were unrelated to fiscal 2019. As these items were unrepresentative of our normal effective tax rate, we excluded their impact on net income and diluted EPS for fiscal 2019 to arrive at our non-GAAP financial measures.

In November 2018, we completed the disposition of our high quality water business in Canada, The resulted in a pre-tax gain of $1,313 through other income, net for the three and six months ended January 31, 2019. Since this gain was irregular, we made an adjustment to our net income and diluted EPS to exclude this gain to arrive at our non-GAAP financial measures.

During the six months ended January 31, 2019, we recorded an adjustment to a minor litigation matter in our consolidated financial statements. Since these costs are irregular and mask our underlying operating performance, we made an adjustment to our net income and diluted EPS for fiscal 2019 to exclude such costs to arrive at our non-GAAP financial measures.

Three Months Ended January 31, 2020

We made adjustments to net income and diluted EPS to exclude (i) amortization expense of purchased intangible assets, (ii) acquisition-related items, (iii) business optimization and restructuring-related charges and (iv) loss on disposition of product line to arrive at non-GAAP net income and non-GAAP diluted EPS.

Three Months Ended January 31, 2019

We made adjustments to net income and diluted EPS to exclude (i) amortization expense of purchased intangible assets, (ii) acquisition-related items, (iii) other business optimization and restructuring-related charges, (vi) gain on disposition of business and (v) tax matters to arrive at non-GAAP net income and non-GAAP diluted EPS.

The reconciliations of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS were calculated as follows:

	Three Months Ended January 31,
	2020		2019
Net (loss) income/Diluted EPS, as reported	$(2,263)	$(0.05)	$18,800	$0.45
Intangible amortization, net of tax(1)	7,967	0.19	3,452	0.09
Acquisition-related items, net of tax(2)	18,078	0.42	840	0.02
Restructuring-related charges, net of tax(3)	1,932	0.05	1,444	0.03
Gain on disposition of business, net of tax(4)	—	—	(929)	(0.02)
Loss on disposition of product line, net of tax(1)	130	—	—	—
Tax matters(5)	—	—	4	—
Non-GAAP net income/Non-GAAP diluted EPS	$25,844	$0.61	$23,611	$0.57
________________________________________________
(1)Amounts were recorded in general and administrative expenses.
(2)For the three months ended January 31, 2020, pre-tax acquisition-related items of $11,929 were recorded in cost of sales and $12,214 were recorded in general and administrative expenses. For the three months ended January 31, 2019, pre-tax acquisition-related items of $87 were recorded in net sales, $38 were recorded in cost of sales and $1,005 were recorded in general and administrative expenses.
(3)For the three months ended January 31, 2020, pre-tax restructuring-related items of $1,662 were recorded in cost of sales, and $2,562 were recorded in general and administrative expenses. For the three months ended January 31, 2019, pre-tax restructuring-related items of $2,013 were recorded in general and administrative expenses and a gain of $1,313 was recorded in other income.
(4)Amounts were recorded in other income, net.
(5)Amounts were recorded in income taxes.

(dollar amounts in thousands except share and per share data or as otherwise noted) 26

Cantel Medical Corp.         2020 Second Quarter Form 10-Q
Six Months Ended January 31, 2020

We made adjustments to net income and diluted EPS to exclude (i) amortization expense of purchased intangible assets, (ii) acquisition-related items, (iii) business optimization and restructuring-related charges, (vi) loss on disposition of business and (v) excess tax expenses applicable to stock compensation, to arrive at non-GAAP net income and non-GAAP diluted EPS.

Six Months Ended January 31, 2019

We made adjustments to net income and diluted EPS to exclude (i) amortization expense of purchased intangible assets, (ii) acquisition-related items, (iii) other business optimization and restructuring-related charges, (iv) excess tax benefits applicable to stock compensation, (v) gain on disposition of business, (vi) tax matters and (vii) litigation matters to arrive at non-GAAP net income and non-GAAP diluted EPS.

The reconciliations of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS were calculated as follows:

	Six Months Ended January 31,
	2020		2019
Net income/Diluted EPS, as reported	$3,504	$0.08	$38,042	$0.91
Intangible amortization, net of tax(1)	12,988	0.31	8,078	0.20
Acquisition-related items, net of tax(2)	30,598	0.72	2,189	0.05
Restructuring-related charges, net of tax(3)	5,284	0.13	2,085	0.05
Litigation matters(1)	—	—	134	—
Gain on disposition of business, net of tax(4)	—	—	(929)	(0.02)
Loss on disposition of product line, net of tax(1)	130	—	—	—
Excess tax benefits(5)	559	0.01	(997)	(0.02)
Tax matters(5)	—	—	900	0.02
Non-GAAP net income/Non-GAAP diluted EPS	$53,063	$1.25	$49,502	$1.19
________________________________________________
(1)Amounts were recorded in general and administrative expenses.
(2)For the six months ended January 31, 2020, pre-tax acquisition-related items of $16,700 were recorded in cost of sales and $24,020 were recorded in general and administrative expenses. For the six months ended January 31, 2019, pre-tax acquisition-related items of $304 were recorded in net sales, $92 were recorded in cost of sales and $2,560 were recorded in general and administrative expenses.
(3)For the six months ended January 31, 2020, pre-tax restructuring-related items of $2,818 were recorded in cost of sales, and $6,833 were recorded in general and administrative expenses. For the six months ended January 31, 2019, pre-tax restructuring-related items of $166 were recorded in cost of sales, $2,693 were recorded in general and administrative expenses and a gain of $1,313 was recorded in other income.
(4)Amounts were recorded in other income, net.
(5)Amounts were recorded in income taxes.

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

(dollar amounts in thousands except share and per share data or as otherwise noted) 27

Cantel Medical Corp.         2020 Second Quarter Form 10-Q
The reconciliations of net income to EBITDAS and adjusted EBITDAS were calculated as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Net (loss) income, as reported	$(2,263)	$18,800	$3,504	$38,042
Interest expense, net	10,250	2,207	15,969	4,233
Income taxes	(391)	6,502	2,547	12,912
Depreciation	7,877	4,872	14,215	9,563
Amortization	8,974	4,511	15,003	10,552
(Gain) loss on disposal of fixed assets	(101)	606	66	839
Stock-based compensation expense	3,412	3,587	5,816	6,163
EBITDAS	27,758	41,085	57,120	82,304
Acquisition-related items	24,143	1,129	40,720	2,956
Restructuring-related charges(1)	3,728	1,497	9,095	2,239
Gain on disposition of business	—	(1,313)	—	(1,313)
Loss on disposition of product line	170	—	170	—
Litigation matters	—	—	—	163
Adjusted EBITDAS	$55,799	$42,398	$107,105	$86,349
________________________________________________
(1)Excludes stock-based compensation expense.

        We define net debt as long-term debt less cash and cash equivalents. Each of the components of net debt appears on our condensed consolidated balance sheets. We believe that the presentation of net debt provides useful information to investors because we review net debt as part of our management of our overall liquidity, financial flexibility, capital structure and leverage.

	January 31, 2020	July 31, 2019
Long-term debt (excluding debt issuance costs)	$925,250	$233,000
Less cash and cash equivalents	(58,730)	(44,535)
Net debt	$866,520	$188,465

        We define organic sales as net sales less (i) the impact of foreign currency translation, (ii) net sales related to acquired businesses during the first twelve months of ownership and (iii) dispositions during the periods being compared. We believe that reporting organic sales provides useful information to investors by helping identify underlying growth trends in our business and facilitating easier comparisons of our revenue performance with prior periods. We exclude the effect of foreign currency translation from organic sales because foreign currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends. We exclude the effect of acquisitions and divestitures because the nature, size, and number of acquisitions and dispositions can vary dramatically from period to period and can obscure underlying business trends and make comparisons of financial performance difficult.

For the three months ended January 31, 2020, the reconciliation of net sales growth to organic sales growth for total net sales and net sales of our reportable segments were calculated as follows:

	Net Sales	Medical Net Sales	Life Sciences Net Sales	Dental Net Sales	Dialysis Net Sales
Net sales growth	28.5%	1.9%	(0.8)%	171.0%	(21.9)%
Impact due to foreign currency translation	0.2%	0.3%	0.0%	—%	0.0%
Sales related to acquisitions/dispositions	(27.4)%	—%	2.4%	(168.1)%	—%
Organic sales growth	1.3%	2.2%	1.6%	2.9%	(21.9)%

(dollar amounts in thousands except share and per share data or as otherwise noted) 28

Cantel Medical Corp.         2020 Second Quarter Form 10-Q
For the six months ended January 31, 2020, the reconciliation of net sales growth to organic sales growth for total net sales and net sales of our reportable segments were calculated as follows:

	Net Sales	Medical Net Sales	Life Sciences Net Sales	Dental Net Sales	Dialysis Net Sales
Net sales growth	21.2%	3.2%	(3.0)%	123.1%	(14.4)%
Impact due to foreign currency translation	0.4%	0.8%	0.0%	—%	0.0%
Sales related to acquisitions/dispositions	(18.6)%	—%	3.2%	(115.6)%	—%
Organic sales growth	3.0%	4.0%	0.2%	7.5%	(14.4)%

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

Cash Flows

Net Cash Provided by Operating Activities. Net cash provided by operating activities increased by $14,339 to $43,533 for the six months ended January 31, 2020 from $29,194 for the six months ended January 31, 2019, primarily due to increased cash collections of outstanding accounts receivable and the reduction in inventory levels (excluding acquired Hu-Friedy inventory). This was partially offset by a decrease in net income, cash payments associated with acquisition-related and transaction costs during the period associated with the Hu-Friedy acquisition, and an increase in restructuring-related payments.
Net Cash Used in Investing Activities. Net cash used in investing activities increased by $622,156 to $705,212 for the six months ended January 31, 2020 from $83,056 for the six months ended January 31, 2019, primarily due to the Hu-Friedy acquisition, partially offset by a decrease in capital expenditures as we completed our ERP implementation for the Medical segment’s U.S. operations and corporate headquarters during the latter half of fiscal 2019.

Net Cash Provided by Financing Activities. Net cash provided by financing activities increased by $643,164 to $674,636 for the six months ended January 31, 2020 from $31,472 of cash used for the six months ended January 31, 2019, primarily due to borrowings made to support the Hu-Friedy acquisition, and the payment of debt issuance costs associated with amending our credit agreement.

Debt

At January 31, 2020, we had $585,250 of outstanding term loan borrowings and $340,000 of revolver borrowings under the First Amendment to our Fourth Amended and Restated Credit Agreement (the “Amended Credit Agreement”).

For further information regarding the Amended Credit Agreement, including a description of affirmative and negative covenants, see Note 11 to our condensed consolidated financial statements in Part I, Item 1 of this report.

In order to hedge against the impact of fluctuations in the interest rate associated with our variable rate borrowings, during fiscal 2019, we entered into two interest rate swaps with a combined notional value of $150,000, expiring on June 28, 2023. The swaps fixed interest rates at 2.27%. The fair value of these interest rate swaps is subject to movements in LIBOR and will fluctuate in future periods.

Financing Needs

At January 31, 2020, our long-term debt (excluding debt issuance costs) of $925,250, net of our cash and cash equivalents of $58,730, was $866,520. Stockholders’ equity as of that date was $723,281.

Our operating segments generate significant cash from operations. At January 31, 2020, we had a cash balance of $58,730, of which $35,130 was held by foreign subsidiaries. Our foreign cash is needed by our foreign subsidiaries for working capital purposes as well as for current international growth initiatives. Accordingly, our foreign unremitted earnings are considered indefinitely reinvested and unavailable for repatriation.

(dollar amounts in thousands except share and per share data or as otherwise noted) 29

Cantel Medical Corp.         2020 Second Quarter Form 10-Q
We believe that our current cash position, anticipated cash flows from operations and the funds available under our Amended Credit Agreement will be sufficient to satisfy our worldwide cash operating requirements for the foreseeable future based upon our existing operations, particularly given that we historically have not needed to borrow for working capital purposes. At March 6, 2020, approximately 36,729 was available under our Amended Credit Agreement.

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

Cantel Medical Corp.         2020 Second Quarter Form 10-Q
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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our 2019 Annual Report on Form 10-K, except as noted below. The risk factors disclosed in Part I, Item 1A to our 2019 Annual Report on Form 10-K, in addition to the other information set forth in this report, could materially affect our business, financial condition, or results of operations.

Our business may be adversely affected by the recent coronavirus outbreak. In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. In January 2020, the coronavirus spread to other countries, including the United States, and efforts to contain the spread of this coronavirus intensified. The outbreak and any preventative or protective actions that governments or we may take in respect of the coronavirus may result in a period of business disruption, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect our business, financial condition and results of operations. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table represents information with respect to purchases of common stock made by the Company during the current quarter:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the program
November 1 - November 30	57	$72.79	—	—
December 1 - December 31	990	$71.62	—	—
January 1 - January 31	171	$69.64	—	—
Total	1,218	$71.40	—	—

The Company does not currently have a repurchase program. All of the shares purchased during the current quarter represent shares surrendered to the Company to pay employee withholding taxes due upon the vesting of restricted stock.

Item 3. Defaults Upon Senior Securities
None.

31

Cantel Medical Corp.         2020 Second Quarter Form 10-Q
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

Cantel Medical Corp.         2020 Second Quarter Form 10-Q
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANTEL MEDICAL CORP.

Date: March 6, 2020

	By:	/s/ George L. Fotiades
George L. Fotiades
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Shaun M. Blakeman
Shaun M. Blakeman
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Brian R. Capone
Brian R. Capone
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

33