Form 10-Q
period 2020-04-30
CANTEL MEDICAL CORP
filed 2020-06-09
CIK 19446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q

☒Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2020.

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

Number of shares of common stock outstanding as of May 29, 2020: 42,154,298.

Cantel Medical Corp.         2020 Third Quarter Form 10-Q

Cantel Medical Corp.         2020 Third Quarter Form 10-Q
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets (Unaudited)

	April 30, 2020	July 31, 2019
Assets
Cash and cash equivalents	$115,766	$44,535
Accounts receivable, net of allowance for doubtful accounts of $3,077 and $2,322	147,558	146,910
Inventories, net	185,493	138,234
Prepaid expenses and other current assets	21,790	20,920
Income taxes receivable	15,422	1,197
Total current assets	486,029	351,796

Property and equipment, net	224,233	185,242
Right-of-use assets, net	50,005	—
Intangible assets, net	486,325	141,513
Goodwill	653,626	378,109
Other long-term assets	6,722	9,425
Deferred income taxes	5,432	4,281
Total assets	$1,912,372	$1,070,366
Liabilities and stockholders’ equity
Accounts payable	$52,986	$39,450
Compensation payable	32,520	32,762
Accrued expenses	37,564	38,545
Deferred revenue	26,884	27,840
Current portion of long-term debt	31,414	10,000
Income taxes payable	6,298	2,803
Current portion of lease liabilities	10,269	—
Total current liabilities	197,935	151,400

Long-term debt	944,011	220,851
Deferred income taxes	27,607	29,278
Long-term lease liabilities	41,701	—
Other long-term liabilities	12,649	7,300
Total liabilities	1,223,903	408,829
Commitments and contingencies (Note 12)

Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $0.10 per share; authorized 75,000,000 shares; issued 47,229,396 shares and outstanding 42,145,737 shares at April 30, 2020; issued 46,362,902 shares and outstanding 41,771,228 shares at July 31, 2019	4,679	4,636
Additional paid-in capital	240,625	204,795
Retained earnings	553,917	539,097
Accumulated other comprehensive loss	(42,092)	(22,197)
Treasury Stock; 4,645,300 shares at April 30, 2020; 4,591,674 shares at July 31, 2019	(68,660)	(64,794)
Total stockholders’ equity	688,469	661,537
Total liabilities and stockholders’ equity	$1,912,372	$1,070,366

See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 1

Cantel Medical Corp.         2020 Third Quarter Form 10-Q
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Net sales
Product sales	$207,690	$197,478	$690,303	$587,251
Product service	29,243	31,074	92,374	91,428
Total net sales	236,933	228,552	782,677	678,679

Cost of sales
Product sales	116,488	99,867	381,965	299,595
Product service	19,462	21,808	61,616	62,283
Total cost of sales	135,950	121,675	443,581	361,878

Gross profit	100,983	106,877	339,096	316,801

Expenses:
Selling	38,057	36,077	121,208	103,233
General and administrative	32,133	48,634	149,471	122,527
Research and development	8,349	7,354	23,953	22,355
Total operating expenses	78,539	92,065	294,632	248,115

Income from operations	22,444	14,812	44,464	68,686

Interest expense, net	10,113	2,509	26,082	6,742
Other income, net	—	—	—	(1,313)

Income before income taxes	12,331	12,303	18,382	63,257

Income taxes	(3,456)	4,128	(909)	17,040

Net income	$15,787	$8,175	$19,291	$46,217

Earnings per common share:
Basic	$0.37	$0.20	$0.46	$1.11
Diluted	$0.37	$0.20	$0.46	$1.11

Dividends per common share	$—	$—	$0.11	$0.10

See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 2

Cantel Medical Corp.         2020 Third Quarter Form 10-Q
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Net income	$15,787	$8,175	$19,291	$46,217

Other comprehensive loss:
Foreign currency translation	(6,053)	(3,168)	(2,261)	(8,808)
Interest rate swap, net of tax	(19,125)	609	(17,634)	609
Total other comprehensive loss:	(25,178)	(2,559)	(19,895)	(8,199)

Comprehensive (loss) income	$(9,391)	$5,616	$(604)	$38,018

See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 3

Cantel Medical Corp.         2020 Third Quarter Form 10-Q
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury stock, at cost	Total Stockholders’ Equity
	Shares	Amount
Balance, July 31, 2019	41,771,228	$4,636	$204,795	$539,097	$(22,197)	$(64,794)	$661,537
Repurchases of shares	(49,614)	—	—	—	—	(3,613)	(3,613)
Stock-based compensation	—	—	2,404	—	—	—	2,404
Issuance of shares	751,471	75	59,925	—	—	—	60,000
Equity vests/option exercises	104,686	11	908	—	—	—	919
Cancellations of restricted stock	(946)	—	—	—	—	—	—
Net income	—	—	—	5,767	—	—	5,767
Other comprehensive income	—	—	—	—	5,177	—	5,177
Balance, October 31, 2019	42,576,825	$4,722	$268,032	$544,864	$(17,020)	$(68,407)	$732,191
Repurchases of shares	(1,218)	—	—	—	—	(87)	(87)
Stock-based compensation	—	—	3,412	—	—	—	3,412
Issuance of shares	—	—	(5,608)	—	—	—	(5,608)
Equity vests/option exercises	3,900	—	1	—	—	—	1
Cancellations of restricted stock	(232)	—	—	—	—	—	—
Dividends	—	—	—	(4,471)	—	—	(4,471)
Net loss	—	—	—	(2,263)	—	—	(2,263)
Other comprehensive income	—	—	—	—	106	—	106
Balance, January 31, 2020	42,579,275	$4,722	$265,837	$538,130	$(16,914)	$(68,494)	$723,281
Repurchases of shares	(441,153)	(44)	(28,235)	—	—	(166)	(28,445)
Stock-based compensation	—	—	3,027	—	—	—	3,027
Equity vests/option exercises	7,615	1	(4)	—	—	—	(3)
Net income	—	—	—	15,787	—	—	15,787
Other comprehensive loss	—	—	—	—	(25,178)	—	(25,178)
Balance, April 30, 2020	42,145,737	$4,679	$240,625	$553,917	$(42,092)	$(68,660)	$688,469

See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 4

Cantel Medical Corp.         2020 Third Quarter Form 10-Q

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury stock, at cost	Total Stockholders’ Equity
	Shares	Amount
Balance, July 31, 2018	41,706,084	$4,624	$184,212	$491,540	$(11,456)	$(60,053)	$608,867
Repurchases of shares	(37,802)	—	—	—	—	(4,288)	(4,288)
Stock-based compensation	—	—	2,576	—	—	—	2,576
Equity vests/option exercises	53,320	7	948	—	—	—	955
Cancellations of restricted stock	(286)	—	—	—	—	—	—
Net income	—	—	—	19,242	—	—	19,242
Cumulative impact of ASC 606 adoption	—	—	—	865	—	—	865
Other	—	—	(634)	—	—	—	(634)
Other comprehensive loss	—	—	—	—	(5,223)	—	(5,223)
Balance, October 31, 2018	41,721,316	$4,631	$187,102	$511,647	$(16,679)	$(64,341)	$622,360
Repurchases of shares	(880)	—	—	—	—	(67)	(67)
Stock-based compensation	—	—	3,587	—	—	—	3,587
Equity vests/option exercises	1,857	—	—	—	—	—	—
Cancellations of restricted stock	(1,107)	—	—	—	—	—	—
Dividends on common stock	—	—	—	(4,173)	—	—	(4,173)
Net income	—	—	—	18,800	—	—	18,800
Other	—	—	1,513	—	—	—	1,513
Other comprehensive loss	—	—	—	—	(417)	—	(417)
Balance, January 31, 2019	41,721,186	$4,631	$192,202	$526,274	$(17,096)	$(64,408)	$641,603
Issuance of shares	42,705	4	3,193	—	—	—	3,197
Repurchases of shares	(3,712)	—	—	—	—	(273)	(273)
Stock-based compensation	—	—	5,722	—	—	—	5,722
Equity vests/option exercises	5,875	1	(1)	—	—	—	—
Cancellations of restricted stock	(137)	—	—	—	—	—	—
Net income	—	—	—	8,175	—	—	8,175
Other comprehensive loss	—	—	—	—	(2,559)	—	(2,559)
Balance, April 30, 2019	41,765,917	$4,636	$201,116	$534,449	$(19,655)	$(64,681)	$655,865

See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 5

Cantel Medical Corp.         2020 Third Quarter Form 10-Q
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended April 30,
	2020	2019
Cash flows from operating activities
Net income	$19,291	$46,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,105	15,455
Amortization	23,952	15,508
Stock-based compensation expense	8,843	11,885
Amortization of right-of-use assets	9,162	—
Deferred income taxes	(2,822)	(2,671)
Inventory step-up amortization	16,700	—
Fair value adjustments to contingent consideration	(6,423)	—
Other non-cash items, net	3,853	263
Changes in assets and liabilities, net of effects of acquisitions/dispositions:
Accounts receivable	26,990	(18,642)
Inventories	(3,514)	(24,671)
Prepaid expenses and other assets	2,653	(4,929)
Accounts payable and other liabilities	(8,608)	13,608
Income taxes	(11,883)	(3,537)
Operating lease liabilities	(7,456)	—
Net cash provided by operating activities	92,843	48,486
Cash flows from investing activities
Capital expenditures	(26,212)	(75,387)
Proceeds from sale of businesses	2,236	3,053
Acquisitions, net of cash acquired	(721,350)	(40,644)
Net cash used in investing activities	(745,326)	(112,978)
Cash flows from financing activities
Borrowings of long-term debt	400,000	—
Repayments of long-term debt	(12,125)	(12,707)
Borrowings under revolving credit facility	388,900	50,000
Repayments under revolving credit facility	(32,900)	(7,000)
Dividends paid	(4,471)	(4,173)
Debt issuance costs	(9,234)	—
Finance lease liabilities	(304)	—
Purchases of treasury stock	(3,865)	(4,628)
Net cash provided by financing activities	726,001	21,492

Effect of exchange rate changes on cash and cash equivalents	(2,287)	251

Increase (decrease) in cash and cash equivalents	71,231	(42,749)
Cash and cash equivalents at beginning of period	44,535	94,097
Cash and cash equivalents at end of period	$115,766	$51,348

See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 6

Cantel Medical Corp.         2020 Third Quarter Form 10-Q
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
The unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial reporting and the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include certain information and note disclosures required by GAAP for annual financial reporting and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Annual Report of Cantel Medical Corp. on Form 10-K for the fiscal year ended July 31, 2019 (the “2019 Annual Report on Form 10-K”) and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. The unaudited interim financial statements reflect all adjustments (of a normal and recurring nature) which management considers necessary for a fair presentation of the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of the results for the full year. The Condensed Consolidated Balance Sheet at July 31, 2019 was derived from the audited Consolidated Balance Sheet of Cantel at that date. Certain prior year amounts have been reclassified to conform to the current year presentation.
COVID-19
The unprecedented nature of the COVID-19 pandemic has adversely impacted the global economy. The COVID-19 pandemic and the rapidly evolving reaction of governments, private sector participants and the public in an effort to contain the spread of COVID-19 and address its impacts have intensified and have had significant direct and indirect effects on businesses and commerce generally, including disruption to supply chains, employee base and transactional activity, facilities closures and production suspensions, and significantly increased demand for certain goods and services, such as certain pandemic-related medical services and supplies, alongside decreased demand for others, such as elective surgery, retail, hospitality and travel.
The extent to which these events may impact our business, financial condition, results of operations and cash flows, will depend on future developments which are highly uncertain and many of which are outside our control. Such developments include the ultimate geographic spread and duration of the pandemic, new information which may emerge concerning the severity of the COVID-19 virus, the effectiveness and intensity of measures to contain the COVID-19 virus and address its impacts, and the economic impact of the pandemic and the reactions to it. Such developments, among others, depending on their nature, duration and intensity, could have an adverse effect on our business, financial condition, results of operations and cash flows.
To date, we have been able to continue our operations with limited disruptions in supply and manufacturing. Although it is difficult to predict the broad macroeconomic effects that the COVID-19 virus will have on industries or individual companies, we have assessed the possible effects and outcomes of the pandemic on, among other things, our supply chain, customers and distributors, discounts and rebates, employee base, product sustainability, research and development efforts, product pipeline and consumer demand and currently believe that our estimates are reasonable. We have implemented several measures to proactively reduce operating costs, conserve liquidity and navigate through this unprecedented situation. These management cost reduction measures include salary reductions, employee furloughs and reductions to travel and expenses and the deferral of certain operating and capital expenditures. We continue to actively manage our daily cash flows and continue to evaluate additional measures that will reduce operating costs and conserve cash.
In preparing the unaudited Condensed Consolidated Financial Statements, management is required to make estimates and assumptions, including estimates and assumptions regarding the nature, timing and extent of the impacts that the COVID-19 pandemic will have on our operations and cash flows. The estimates and assumptions used by management affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited Condensed Consolidated Financial Statements, and the reported amounts of net sales and expenses during the reporting periods. Additionally, changes to estimates related to the COVID-19 disruptions could result in other impacts, including but not limited to goodwill and long-lived asset impairment charges, inventory write downs and bad debt expense. Actual results could differ from these estimates and the differences could be material. If historical experience and other factors used by management to make these estimates do not reasonably reflect future activity, our results of operations and financial position could be adversely impacted.

(dollar amounts in thousands except share and per share data or as otherwise noted) 7

Cantel Medical Corp.         2020 Third Quarter Form 10-Q
Financial Covenants

The consolidated leverage ratio (as defined in our Amended Credit Agreement discussed in Note 11, “Financing Arrangements”) is tested at the end of each fiscal quarter and requires us to not exceed a maximum ratio of 4.25x. On May 11, 2020, we amended our credit agreement, which principal changes include (i) increasing the maximum consolidated leverage ratio covenant for the fiscal quarter ended April 30, 2020 to 5.25x, (ii) suspending such financial maintenance covenant until October 31, 2021, (iii) maintaining a minimum liquidity (as defined in the credit agreement) of at least $50,000 during the fiscal quarter ending July 31, 2020 and $75,000 during each of the following fiscal quarters ending with the fiscal quarter ending July 31, 2021, (iv) requiring us to maintain minimum consolidated EBITDA for each period of four fiscal quarters ending on the last day of the fiscal quarters ending July 31, 2020 through July 31, 2021 and (v) limiting our ability to pay dividends and repurchase shares of our common stock during the period the consolidated leverage ratio and consolidated interest coverage ratio are suspended. Our consolidated leverage ratio as of April 30, 2020 was 4.82x. As of April 30, 2020, our total available liquidity was $116,495, which included $729 of undrawn availability under our revolving credit facility. We were in compliance with the amended financial covenants under the amended credit agreement as of April 30, 2020. We will not be paying a dividend on August 1, 2020.
Based on our current estimates regarding the magnitude and length of the disruptions to our business, we do not anticipate these disruptions will impact our ability to maintain compliance with our debt covenants for at least the next 12 months. However, the ultimate magnitude and length of time that the disruptions from COVID-19 will continue are highly uncertain.
Subsequent Events
We performed a review of events subsequent to April 30, 2020 through the date of issuance of the accompanying unaudited consolidated interim financial statements. See Note 16, “Subsequent Events.”

2.        Accounting Pronouncements
Newly Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “(Topic 842) Leases,” (“ASU 2016-02”). The new guidance requires the recording of assets and liabilities arising from leases on our condensed consolidated balance sheet accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements. ASU 2016-02 is effective for fiscal years beginning after December 31, 2018 (our fiscal year 2020), including interim periods within that reporting period. Early adoption is permitted as of the beginning of an interim or annual period. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU 2018-11, “Leases (Topic 842) Targeted Improvements,” in December 2018, the FASB issued ASU 2018-20, “Narrow-Scope Improvements for Lessors” and in March 2019, the FASB issued ASU 2019-01, “Leases (Topic 842): Codification Improvements.” These ASUs provide adjustments relating to ASU 2016-02 and improvements to comparative reporting requirements for initial adoption and for separating components of a contract for lessors. We adopted the collective standard “ASC 842” using the modified retrospective transition approach with optional transition relief and recognized the cumulative effect of applying the new leasing standard to existing contracts on our condensed consolidated balance sheet on August 1, 2019. Therefore, results for reporting periods beginning after August 1, 2019 are presented under the new leasing standard; however, the comparative prior period amounts have not been restated and continue to be reported in accordance with historic accounting under Accounting Standards Codification (“ASC”) 840. The most significant effects of adoption of the new leasing standard relate to the recognition of right-of-use assets of $35,842 and lease liabilities of $36,417 for operating leases, which we recorded on our condensed consolidated balance sheet on August 1, 2019. Additionally, the amortization of the right-of-use assets and the cash flow impact from lease liabilities are separately disclosed in the condensed consolidated statement of cash flows. The new leasing standard did not impact our condensed consolidated statements of income. See Note 6, “Leases” for a discussion of the impact to the condensed consolidated balance sheets and related disclosures.

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

(dollar amounts in thousands except share and per share data or as otherwise noted) 8

Cantel Medical Corp.         2020 Third Quarter Form 10-Q
Recently Issued Accounting Standards

In March 2020, the FASB issued ASU 2020-04, “(Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” (“ASU 2020-04”) to provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. ASU 2020-04 is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 was subject to election as of March 20, 2020 and can be elected for both interim and annual periods through December 31, 2022. We plan to adopt ASU 2020-04 on August 1, 2020 (our fiscal 2021). The adoption of ASU 2020-04 is not expected to have a material impact on our financial position, results of operations or cash flows.

In December 2019, the FASB issued ASU 2019-12, “(Topic 740) Simplifying the Accounting for Income Taxes,” (“ASU 2019-12”) to simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The amendments also improve consistent application of and simplify GAAP for other areas of ASC 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 (our fiscal year 2022), including interim periods within that reporting period. The adoption of ASU 2019-12 is not expected to have a material impact on our financial position, results of operations or cash flows.

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

3. Acquisitions

Fiscal 2020

Hu-Friedy: On October 1, 2019, we purchased all of the issued and outstanding membership interests of Hu-Friedy Mfg. Co. LLC (“Hu-Friedy”), for total consideration (net of cash acquired), excluding acquisition-related costs, of $716,542, consisting of $662,151 of cash and $54,391 of common stock consideration (subject to adjustment), plus contingent consideration payable in cash. The additional contingent consideration payments are (i) subject to the achievement of certain commercial milestones through March 31, 2021 ranging from zero to a maximum of $50,000 and (ii) contingent upon changes in our stock price from the date of closing through a future date subject to a registration rights agreement. See Note 9, “Fair Value Measurements,” for

(dollar amounts in thousands except share and per share data or as otherwise noted) 9

Cantel Medical Corp.         2020 Third Quarter Form 10-Q
further details regarding these contingent payments. Hu-Friedy is a leading global manufacturer of instruments and instrument reprocessing systems serving the dental industry and is included in our Dental segment.

Fiscal 2019

Omnia: On February 1, 2019, we purchased all of the issued and outstanding stock of Omnia S.p.A. (“Omnia”), an Italian-based market leader in dental surgical consumables solutions, for total consideration (net of cash acquired), excluding acquisition-related costs, of $19,007, consisting of $15,797 of cash and $3,210 of common stock consideration, plus additional earn-outs ranging from zero to a maximum of $5,800, which is payable upon the achievement of certain performance-based financial targets. Omnia’s business consists of a wide-ranging portfolio of sutures, irrigation tubing and customized dental surgical procedure kits, with a focus on procedure room set-up and cross-contamination prevention and is included in our Dental segment.

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

The following table presents our purchase price allocations of our material acquisitions:

	2020	2019
Purchase Price Allocation	Hu-Friedy(1)	Omnia	CES Business(2)
	(Preliminary)	(Final)	(Final)
Purchase Price:
Cash paid	$662,151	$15,797	$17,047
Fair value of contingent consideration	38,371	—	—
Common stock issued	54,391	3,210	—
Total	$754,913	$19,007	$17,047

Allocation:
Property and equipment	38,571	1,285	539
Intangible assets:
Customer relationships	226,000	10,206	8,100
Technology	32,000	1,257	—
Brand names	112,000	1,600	—
Goodwill	277,927	10,539	6,137
Deferred income taxes	—	(2,346)	—
Inventories	60,596	—	—
Other working capital	7,819	1,673	2,271
Long-term debt	—	(5,207)	—
Total	$754,913	$19,007	$17,047
_______________________________________________
(1)During the second quarter of fiscal 2020, we paid $25,000 to settle a portion of the contingent consideration, and during the third quarter of fiscal 2020, we paid $35,000 to repurchase a portion of the common stock issued, both of which were included in Acquisitions, net of cash acquired in the Condensed Consolidated Statement of Cash Flows. See Note 9, “Fair Value Measurements” for additional information.
(2)The excess purchase price over net assets acquired was assigned to goodwill, all of which is deductible for income tax purposes.

(dollar amounts in thousands except share and per share data or as otherwise noted) 10

Cantel Medical Corp.         2020 Third Quarter Form 10-Q
Unaudited Pro Forma Summary of Operations
The following pro forma summary of operations presents our operations as if the Hu-Friedy acquisition had occurred as of the beginning of fiscal 2019. In addition to including the results of operations of this acquisition, the pro forma information gives effect to amortization of the step-up in inventory, depreciation of the step-up in property and equipment, the interest on additional borrowings, the amortization of intangible assets and the issuance of shares of common stock. On an actual basis, the Hu-Friedy acquisition contributed $35,444 and $110,818 to our consolidated net sales for the three and nine months ended April 30, 2020, respectively.

	Three Months Ended April 30,		Nine Months Ended April 30,
Pro Forma Summary of Operations	2020	2019	2020	2019
Net sales	$236,933	$278,423	$821,602	$836,228
Net income	$15,787	$5,624	$14,273	$43,880
Earnings per common share:
Basic	$0.37	$0.13	$0.34	$1.03
Diluted	$0.37	$0.13	$0.34	$1.03

The pro forma information presented above does not purport to be indicative of the results that actually would have been attained had the Hu-Friedy acquisition occurred as of the beginning of fiscal 2019.

4.   Stock-Based Compensation
2016 Equity Incentive Plan

At April 30, 2020, 414,835 nonvested restricted stock awards were outstanding under the 2016 plan. No options were outstanding under the 2016 plan. At April 30, 2020, 535,192 shares were collectively available for issuance pursuant to restricted stock and other stock awards, stock options and stock appreciation rights.

2006 Equity Incentive Plan

The 2006 plan was terminated on January 7, 2016 in conjunction with the adoption of the 2016 plan. At April 30, 2020, options to purchase 15,000 shares of common stock were outstanding under the 2006 plan. No additional awards will be granted under this plan.

The following table shows the components of stock-based compensation expense recognized in the condensed consolidated statements of income:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Cost of sales	$328	$245	$978	$769
Operating expenses:
Selling	657	538	1,802	1,684
General and administrative	1,931	4,874	5,764	9,249
Research and development	111	65	299	183
Total operating expenses	2,699	5,477	7,865	11,116
Stock-based compensation expense	$3,027	$5,722	$8,843	$11,885

At April 30, 2020, total unrecognized stock-based compensation expense related to total nonvested stock options and restricted stock awards was $21,355 with a remaining weighted average period of 15 months over which such expense is expected to be recognized.

(dollar amounts in thousands except share and per share data or as otherwise noted) 11

Cantel Medical Corp.         2020 Third Quarter Form 10-Q
We determined the fair value of our market-based restricted stock awards using a Monte Carlo simulation on the date of grant using the following assumptions:

	Nine Months Ended April 30,
	2020	2019
Volatility of common stock	30.73%	27.54%
Average volatility of peer companies	36.28%	36.55%
Average correlation coefficient of peer companies	24.63%	27.18%
Risk-free interest rate	1.49%	2.93%

A summary of nonvested stock award activity for the nine months ended April 30, 2020 follows:

	Number of Time-based Awards	Number of Performance-based Awards	Number of Market-based Awards	Number of Total Awards	Weighted Average Fair Value
Nonvested stock awards at July 31, 2019	234,864	40,210	32,079	307,153	$88.99
Granted	212,391	—	47,967	260,358	$73.50
Vested(1)	(100,184)	(8,909)	(3,462)	(112,555)	$89.28
Forfeited	(25,716)	(1,850)	(12,555)	(40,121)	$82.89
Nonvested stock awards at April 30, 2020	321,355	29,451	64,029	414,835	$79.69
_______________________________________________
(1)The aggregate fair value of all nonvested stock awards which vested was approximately $10,049.

A summary of stock option activity for the nine months ended April 30, 2020 follows:

	Number of shares	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2019	40,000	$43.70
Exercised	(25,000)	$36.70
Outstanding at April 30, 2020	15,000	$55.36	0.45	$—
Exercisable at 4/30/2020 (out of the money)	15,000	$55.36	0.45	$—

During the nine months ended April 30, 2020, 25,000 options were exercised, with an aggregate fair value of approximately $1,067. At April 30, 2020, all outstanding options were vested.

Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the income tax benefit on stock-based compensation. For the nine months ended April 30, 2020, income tax deductions of $2,022 were generated, of which $2,581 were recorded as a reduction in income tax expense over the equity awards’ vesting period and the remaining excess tax expense of $559 was recorded as an increase in income tax expense. For the nine months ended April 30, 2019, income tax deductions of $2,465 were generated, of which $1,902 were recorded as a reduction in income tax expense over the equity awards’ vesting period and the remaining excess tax benefit of $563 was recorded as a reduction in income tax expense.

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

(dollar amounts in thousands except share and per share data or as otherwise noted) 12

Cantel Medical Corp.         2020 Third Quarter Form 10-Q
The following table gives information as to the net sales disaggregated by geography and product line:

	Three Months Ended April 30,		Nine Months Ended April 30,
Net sales by geography	2020	2019	2020	2019
United States	$176,688	$163,367	$574,370	$497,469
Europe/Africa/Middle East	37,518	39,949	128,032	106,278
Asia/Pacific	14,766	15,140	54,097	46,476
Canada	6,448	8,555	22,026	24,064
Latin America/South America	1,513	1,541	4,152	4,392
Total	$236,933	$228,552	$782,677	$678,679
Net sales by product line
Capital equipment	$50,589	$51,351	$169,061	$166,870
Consumables	131,486	144,515	438,974	417,067
Product service	29,243	31,074	92,374	91,428
Instrument sales	25,040	—	79,381	—
All other(1)	575	1,612	2,887	3,314
Total	$236,933	$228,552	$782,677	$678,679
_______________________________________________
(1)Primarily includes software licensing revenues.

Remaining Performance Obligations

At April 30, 2020, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) was approximately $75,948, primarily within the Medical segment. We expect to recognize revenue on approximately 60% of these remaining performance obligations over the remainder of fiscal 2020 and fiscal 2021. These performance obligations primarily reflect the future product service revenues for multi-period service arrangements.

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

A summary of contract liabilities activity follows:

	Nine Months Ended April 30,
	2020	2019
Beginning balance	$28,235	$29,015
Revenue deferred in current year	41,733	48,589
Deferred revenue recognized	(42,705)	(49,710)
Foreign currency translation	(70)	(435)
Ending balance	27,193	27,459
Contract liabilities included in Other long-term liabilities	(309)	(824)
Deferred revenue	$26,884	$26,635

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

Cantel Medical Corp.         2020 Third Quarter Form 10-Q
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

Supplemental balance sheet information related to our leases follows:

Lease Type	April 30, 2020
Assets:
Operating lease assets	$45,399
Finance lease assets	4,606
Right-of-use assets, net	$50,005

Liabilities:
Operating lease liabilities	$9,877
Finance lease liabilities	392
Current portion of lease liabilities	10,269

Operating lease liabilities	37,473
Finance lease liabilities	4,228
Long-term lease liabilities	41,701
Total lease liabilities	$51,970

Weighted average remaining lease term:
Operating leases	6.27 years
Finance leases	6.02 years
Weighted average discount rate:
Operating leases	2.75%
Finance leases	23.39%

(dollar amounts in thousands except share and per share data or as otherwise noted) 14

Cantel Medical Corp.         2020 Third Quarter Form 10-Q
At April 30, 2020, maturities of lease liabilities for the periods set forth below were as follows:

Fiscal year	Operating	Finance	Total
Remaining 2020	$2,863	$360	$3,223
2021	10,450	1,445	11,895
2022	8,568	1,431	9,999
2023	7,547	1,425	8,972
2024	6,517	1,434	7,951
Thereafter	16,136	2,476	18,612
Total lease payments	52,081	8,571	60,652
Less: interest	(4,731)	(3,951)	(8,682)
Present value of lease liabilities	$47,350	$4,620	$51,970

As previously disclosed in our 2019 Annual Report on Form 10-K and in accordance with our historical accounting under ASC 840, future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) for the periods set forth below were as follows:

Fiscal year	Total
2020	$9,099
2021	7,671
2022	6,021
2023	5,659
2024	5,159
Thereafter	15,251
Total	$48,860
Supplemental income statement information related to our leases follows:

Nine Months Ended April 30, 2020
Operating lease costs	$8,706
Finance lease costs:
Amortization of right-of-use assets	456
Interest on lease obligations	622
Variable lease costs	2,552
Short-term lease costs	873
Net lease cost	$13,209

Supplemental cash flow information related to leases follows:

Nine Months Ended April 30, 2020
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases(1)	$19,200
Finance leases(2)	$4,920
_______________________________________________
(1) Primarily relates to new warehouse facility included in our Dental segment and operating leases acquired in the Hu-Friedy acquisition.
(2) Includes finance leases acquired in the Hu-Friedy acquisition.

(dollar amounts in thousands except share and per share data or as otherwise noted) 15

Cantel Medical Corp.         2020 Third Quarter Form 10-Q
7. Inventories, Net

A summary of inventories, net is as follows:

	April 30, 2020	July 31, 2019
Raw materials and parts	$71,952	$69,498
Work-in-process	7,126	5,801
Finished goods	124,247	73,050
Reserve for excess and obsolete inventory	(17,832)	(10,115)
Total Inventories, net	$185,493	$138,234

8. Derivatives
Foreign Currency

In order to hedge against the impact of fluctuations in the value of the Euro, British Pound, Canadian dollar, Australian dollar, Singapore dollar and Chinese Renminbi relative to the U.S. dollar on the conversion of such net assets into the functional currencies, we enter into short-term forward contracts to purchase such foreign currencies, which contracts are one-month in duration. These short-term contracts are designated as fair value hedge instruments. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets that are denominated and ultimately settled in currencies other than each entity’s functional currency. Gains and losses related to hedging contracts to buy foreign currencies forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. We do not currently hedge against the impact of fluctuations in the value of the Japanese Yen or Sri Lankan Rupee relative to the U.S. dollar because the overall foreign currency exposure relating to these currencies is not material.

There were six foreign currency forward contracts with an aggregate notional value of $64,854 and $78,264 at April 30, 2020 and July 31, 2019, respectively, which covered certain assets and liabilities that were denominated in currencies other than each entity’s functional currency. For the three and nine months ended April 30, 2020 and 2019, the settlements of our forward contracts resulted in immaterial amounts of currency conversion gains and losses on the hedged items in the aggregate.

Variable Rate Borrowings

In order to hedge against the impact of fluctuations in the interest rate associated with our variable rate borrowings, in fiscal 2019, we entered into two interest rate swaps with a combined notional value of $150,000, expiring on June 28, 2023. The swaps fixed interest rates at 2.265%. During the third quarter of fiscal 2020, we terminated our existing interest rate swaps and entered into a new interest rate swap with a notional value of $500,000, which fixed interest rates at 1.297% and expires on September 6, 2024. Upon terminating the existing interest rate swap agreements, we determined that the interest payments hedged with the credit agreement are still probable to occur, therefore the loss that accumulated on the swaps prior to the termination of $8,534 will be amortized to interest expense through June 28, 2023, the original maturity dates of the swaps. Additionally, as the cost of unwinding the liability associated with the terminated swaps was included in our new swap rate, the new swap instrument has been bifurcated into a financing component and a derivative component on our condensed consolidated balance sheet.

At April 30, 2020, $1,914 was recorded in the current portion of long-term debt and $6,381 was recorded in long-term debt, which represents the fair value of the financing component of the interest rate swap. At April 30, 2020, $3,483 was recorded in accrued expenses and $8,121 was recorded in other long-term liabilities, which represents the fair value of the derivative component of the interest rate swap. At July 31, 2019, $486 was recorded in prepaid expenses and other current assets and $2,826 was recorded in other assets. In connection with the amendment to our credit agreement, we amended the $500,000 interest rate swap on May 13, 2020. See Note 16, “Subsequent Events” for additional information.

9. Fair Value Measurements
Fair Value Hierarchy

We apply the provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for our financial assets and liabilities that are re-measured and reported at fair value each reporting period and our nonfinancial assets and liabilities that are re-measured and reported at fair value on a non-recurring basis. We define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

(dollar amounts in thousands except share and per share data or as otherwise noted) 16

Cantel Medical Corp.         2020 Third Quarter Form 10-Q
Interest Rate Swaps

The fair value of the interest rate swaps, all of which qualify for cash flow hedge accounting, is recorded on our condensed consolidated balance sheet as an asset or liability with the related gains or losses reported as a component of accumulated other comprehensive income. The changes in fair value are reclassified from accumulated other comprehensive income into earnings in the same period that the hedged items affect earnings. The valuation technique used to determine fair value is the income approach. Under this approach, we use projected future interest rates, which fall into Level 2 of the fair value hierarchy as defined by ASC 820, as provided by counterparties to the interest rate swap agreements and the fixed rates that we are obligated to pay under the agreements. See Note 8, “Derivatives” for additional information.

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

For the Hu-Friedy acquisition, additional purchase price payments are (i) contingent upon the achievement of certain commercial milestones through March 31, 2021, and (ii) contingent upon changes in our common stock price from the date of closing through a future date subject to a registration rights agreement. We estimated the aggregate fair value of these contingent consideration arrangements to be $38,371 at the date of acquisition and was reported separately in our condensed consolidated balance sheet. For the contingent consideration arrangements based upon the achievement of certain commercial milestones, the initial value assigned at the date of acquisition was determined on the basis of forecasted sales and gross profit percentage of Hu-Friedy products over the next twelve to eighteen months. The fair value was determined by employing a Monte Carlo simulation in a risk neutral framework with the underlying simulated variable of net sales and the related achievement of certain gross profit percentages. The model also included assumptions on the market price of risk, which was calculated as the weighted average cost of capital less the long-term risk-free rate. During the second quarter of fiscal 2020, we paid $25,000 to settle a portion of this contingent consideration arrangement related to net sales achieved for the twelve month period ended December 31, 2019. For the remaining contingent consideration arrangement related to net sales and gross profit percentage, we reduced the fair value from a liability of approximately $17,210 to zero due to the impact of the COVID-19 pandemic on Hu-Friedy’s current and expected performance.

For the contingent consideration arrangement based upon changes in our common stock price through a future date, we were required to pay to the sellers of Hu-Friedy an amount in cash equal to $35,000 minus the aggregate net proceeds received by the seller in connection with a future equity issuance if the amount of such aggregate net proceeds is less than $35,000. The initial fair value assigned to this contingent consideration arrangement was determined based on the closing price of our common stock at the date that the acquisition closed (October 1, 2019) relative to the contracted stock price stipulated in the purchase agreement. On February 13, 2020, we entered into a stock repurchase agreement with Dental Holding, the former owners of Hu-Friedy (the “Repurchase Agreement”). The Repurchase Agreement amended the Hu-Friedy purchase and sale agreement and the related registration rights agreement to provide that we repurchase a portion the shares from the seller included in the equity consideration transferred at a price per share of $64.51 (the “Repurchase”), which equals the closing price of shares of our common stock traded on the New York Stock Exchange on February 12, 2020. The Repurchase of 438,359 common shares was completed on February 13, 2020, and the shares were thereafter canceled and retired. The Hu-Friedy purchase and sale agreement further required us to pay to the seller an amount in cash equal to $35,000 minus the aggregate net proceeds received by the seller from an equity issuance if the amount of such aggregate net proceeds was less than $35,000 (the “True-Up Obligation”). The Repurchase Agreement further amended the purchase and sale agreement to provide that in satisfaction of the True-Up Obligation, we make a payment to the sellers in an amount equal to $6,722 to settle the contingent obligation, which amount equals $35,000 minus the aggregate amount of $28,278 paid to Dental Holding as consideration for the Repurchase. These payments were made to Dental Holding on February 13, 2020.

For the fiscal 2018 Aexis acquisition, additional purchase price payments ranging from zero to $1,850 are contingent upon the achievement of certain purchase order targets through March 21, 2020. We estimated the original fair value of the contingent consideration using the weighted probabilities of the possible contingent payments. At the date of acquisition, we estimated the original fair value of the contingent consideration to be $1,292. We are required to reassess the fair value of contingent payments on a periodic basis. The significant inputs used in these estimates include numerous possible scenarios for the payments based on the contractual terms of the contingent consideration, for which probabilities are assigned to each scenario. Given the short term nature of the financial instrument, the contingent consideration is not discounted to present value.

We are required to reassess the fair value of contingent consideration payments on a periodic basis. Although we believe our assumptions are reasonable, different assumptions or changes in the future may result in different estimated amounts.

(dollar amounts in thousands except share and per share data or as otherwise noted) 17

Cantel Medical Corp.         2020 Third Quarter Form 10-Q
The fair values of our financial instruments measured on a recurring basis were categorized as follows:

	April 30, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money markets	$107	$—	$—	$107
Total assets	$107	$—	$—	$107

Current portion of long-term debt:
Financing component of interest rate swap	—	1,914	—	1,914
Accrued expenses:
Contingent consideration	—	—	1,638	1,638
Interest rate swap	—	3,483	—	3,483
Long-term debt:
Financing component of interest rate swap	—	6,381	—	6,381
Other long-term liabilities:
Interest rate swap	—	8,121	—	8,121
Total liabilities	$—	$19,899	$1,638	$21,537

	July 31, 2019
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money markets	$104	$—	$—	$104
Prepaid expenses and other current assets:
Interest rate swap	—	486	—	486
Other Assets:
Interest rate swap	—	2,826	—	2,826
Total assets	$104	$3,312	$—	$3,416

Other long-term liabilities:
Contingent consideration	—	—	1,411	1,411
Total liabilities	$—	$—	$1,411	$1,411

A reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

	Aexis Contingent Consideration	Hu-Friedy Contingent Consideration (Earnouts)	Hu-Friedy Contingent Consideration (Stock Price)	Total
Balance, July 31, 2019	$1,411	$—	$—	$1,411
Acquisitions	—	35,100	3,272	38,372
Fair value adjustments included in general and administrative expenses	227	(10,100)	3,450	(6,423)
Settlements/payments	—	(25,000)	(6,722)	(31,722)
Balance, April 30, 2020	$1,638	$—	$—	$1,638

(dollar amounts in thousands except share and per share data or as otherwise noted) 18

Cantel Medical Corp.         2020 Third Quarter Form 10-Q
Disclosure of Fair Value of Financial Instruments

At April 30, 2020 and July 31, 2019, the carrying amounts for cash and cash equivalents (excluding money markets), accounts receivable and accounts payable approximated fair value due to the short maturity of these instruments. At April 30, 2020 and July 31, 2019, the carrying value of our outstanding borrowings under our credit facility approximated the fair value of these obligations as the respective borrowing rates reflect prevailing market interest rates.

10. Intangibles and Goodwill

Our intangible assets consist of the following:

	April 30, 2020			July 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$370,370	$(71,389)	$298,981	$146,204	$(54,866)	$91,338
Technology	90,296	(28,408)	61,888	60,032	(24,081)	35,951
Brand names	8,364	(3,800)	4,564	8,361	(3,256)	5,105
Non-compete agreements	2,850	(1,769)	1,081	2,880	(1,653)	1,227
Patents and other registrations	2,560	(1,027)	1,533	2,866	(1,252)	1,614
	474,440	(106,393)	368,047	220,343	(85,108)	135,235
Trademarks and tradenames	118,278	—	118,278	6,278	—	6,278
Total intangible assets	$592,718	$(106,393)	$486,325	$226,621	$(85,108)	$141,513

Amortization expense related to intangible assets was $23,952 and $15,508 for the nine months ended April 30, 2020 and 2019, respectively. We expect to recognize an additional $8,844 of amortization expense related to intangible assets for the remainder of fiscal 2020, and thereafter $34,965, $34,593, $33,560, $32,701 and $29,886 of amortization expense for fiscal years 2021, 2022, 2023, 2024 and 2025, respectively.

Goodwill changed during the nine months ended April 30, 2020 as follows:

	Medical	Life Sciences	Dental	Dialysis	Total
Balance, July 31, 2019	$180,197	$64,481	$125,298	$8,133	$378,109
Acquisitions	—	—	277,126	—	277,126
Foreign currency translation	(1,061)	(283)	(265)	—	(1,609)
Balance, April 30, 2020	$179,136	$64,198	$402,159	$8,133	$653,626

Interim Goodwill and Indefinite-lived Intangible Assets Impairment Assessment

As discussed in Note 1, “Basis of Presentation,” the unprecedented nature of the COVID-19 pandemic has adversely impacted the global economy. As the global economic landscape changes, there is a wide range of possible outcomes regarding the nature and timing of events and reactions to the COVID-19 pandemic, each of which are highly dependent on variables that are currently difficult to predict. In response to the COVID-19 pandemic, we have taken actions to protect our employees, customers and other stakeholders and mitigate the negative impact of the COVID-19 pandemic on our operations and operating results. These and additional actions can increase the costs of doing business during the pandemic and in the periods that follow, including the costs of idling and reopening certain facilities in affected areas. Further, precautionary measures taken by customers, health care patients and consumers in response to the pandemic are expected to impact the timing and amount of sales during the COVID-19 pandemic.

During the pandemic, the public has been advised to: (i) remain at home, (ii) limit social interaction, (iii) close non-essential businesses and (iv) postpone certain surgical and elective medical procedures in order to prioritize/conserve available health care resources. During the three months ended April 30, 2020, this has negatively impacted, most notably, the net sales and operating results of our Dental reporting unit as the offices of many dentists are closed and certain routine dental procedures are being deferred. Based on our assessment, we believe our sales and income from operations in this reporting unit were impacted by the pandemic during the third quarter.

(dollar amounts in thousands except share and per share data or as otherwise noted) 19

Cantel Medical Corp.         2020 Third Quarter Form 10-Q
We historically perform our annual impairment review for goodwill and indefinite-lived intangible assets during the beginning of our fourth fiscal quarter (May 1st) of each fiscal year. We assess qualitative factors, such as each of our reporting unit’s financial performance, industry and market conditions, macroeconomic conditions and specific issues that can directly affect any of our respective reporting units to determine whether it is more likely than not that the fair value of such goodwill and indefinite-lived intangible assets is less than their respective carrying value. If warranted, we would perform a quantitative analysis comparing the current fair value of our goodwill and indefinite-lived intangible assets to their respective carrying value. Because of the COVID-19 pandemic, we determined that it is more likely than not that the carrying value of our Dental reporting unit goodwill and indefinite-lived intangible assets may be greater than their respective fair value, and therefore completed a quantitative analysis in the quarter ended April 30, 2020.

To determine the fair value of the Dental reporting unit, we used a discounted cash flow model with market-based support as its valuation technique. The discounted cash flow model used a ten-year forecasted cash flow plus a terminal value by capitalizing the last period’s cash flows using a perpetual growth rate. Our significant assumptions in the discounted cash flow model included, but were not limited to, the discount rate, revenue growth rates, gross margin percentages, terminal growth rate, operating income before depreciation and amortization, and capital expenditures forecasts. We considered the current market conditions when determining these assumptions. The cash flow and sales forecasts considered the nature and timing of the expected sales declines, operating cost savings, as well as any incremental costs that we expect to incur due to the COVID-19 pandemic.

In conjunction with testing goodwill for impairment, we tested the indefinite-lived intangible assets related to the Hu-Friedy trade name within our Dental reporting unit for impairment. We performed this test using an income approach, more specifically the relief-from-royalty method. In the development of the forecasted cash flows, we applied significant judgment to determine key assumptions, including royalty rates and discount rates. Royalty rates used are consistent with those assumed for the original purchase accounting valuation.

Our analysis concluded that the fair value of goodwill and indefinite-lived intangible assets of our Dental reporting unit was not more likely than not to be less than their respective carrying value. The use of estimates and the development of assumptions result in uncertainties around forecasted revenues and cash flows. A change in any of these estimates and assumptions, as well as unfavorable changes in the ongoing COVID-19 pandemic, could produce a different fair value, which could have a negative impact and result in a future impairment charge that could materially impact our results of operations. Although we did not record an impairment charge during the three months ended April 30, 2020, we will monitor and assess the impact that the COVID-19 pandemic continues to have on our business and related operations during the remainder of fiscal 2020 for each of our reporting units.

11. Financing Arrangements
Our long-term debt consists of the following:

	April 30, 2020	July 31, 2019
Revolving credit loans outstanding	$399,000	$43,000
Tranche A term loans outstanding	577,875	190,000
Financing component of interest rate swap(1)	8,295	—
Unamortized debt issuance costs	(9,745)	(2,149)
Total long-term debt, net of unamortized debt issuance costs	975,425	230,851
Current portion of long-term debt	(31,414)	(10,000)
Long-term debt, net of unamortized debt issuance costs and excluding current portion	$944,011	$220,851
_______________________________________________
(1)See Note 8, “Derivatives” for additional information.

On September 6, 2019, we entered into a First Amendment (the “Amendment”), amending our Fourth Amended and Restated Credit Agreement (as amended by the Amendment, the “Amended Credit Agreement”) dated as of June 28, 2018. The Amendment added a $400,000 delayed draw term loan facility (the “Delayed Draw Facility”), in addition to the existing tranche A term loan and existing revolving credit facility. The Delayed Draw Facility and a portion of the revolving credit facility was used to finance a portion of the cash consideration for our acquisition of Hu-Friedy. The remaining proceeds were used to refinance certain existing indebtedness of Cantel and Hu-Friedy, and to pay the fees and expenses incurred in connection therewith, as well as for working capital, capital expenditures and other corporate purposes. Pursuant to the Amended Credit Agreement, subject to the satisfaction of certain conditions precedent, including the consent of the lenders, we may from time to time increase our borrowing capacity under the revolving credit facility by, or incur incremental term loans in, an aggregate

(dollar amounts in thousands except share and per share data or as otherwise noted) 20

Cantel Medical Corp.         2020 Third Quarter Form 10-Q
amount not to exceed the sum of (i) the greater of (x) $300,000 or (y) an amount equal to two times the our consolidated EBITDA, calculated on a pro forma basis, plus (ii) the aggregate principal amount of voluntary prepayments of the revolving loans and term loans.

At April 30, 2020, we had $577,875 of term loan A borrowings outstanding and $399,000 of revolver borrowings under the Amended Credit Agreement. The tranche A term loans are subject to principal amortization, with $19,500 due and payable in fiscal 2020, $29,500 due and payable in each of fiscal 2021, 2022, 2023, and 2024, with the remaining $452,500 due and payable at maturity on September 6, 2024. During the nine months ended April 30, 2020, we made principal payments of $12,125.

Borrowings under the Amended Credit Agreement bear interest at rates ranging from 0.00% to 1.25% above prime rate for base rate borrowings, or at rates ranging from 1.00% to 2.25% above the LIBOR, depending upon our “Consolidated Leverage Ratio,” which is the consolidated ratio of total funded debt (minus certain unrestricted cash) to consolidated EBITDA. At April 30, 2020, LIBOR was 0.40% and the margin applicable to our outstanding borrowings were 2.25% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at April 30, 2020. The Amended Credit Agreement also provides for fees on the unused portion of our facility at rates ranging from 0.20% to 0.40%, depending upon our Consolidated Leverage Ratio, which was 0.40% at April 30, 2020. At April 30, 2020, the interest rate on our outstanding borrowings was approximately 2.69%.

On May 11, 2020, we entered into a Second Amendment to the Fourth Amended and Restated Credit Agreement. See Note 16, “Subsequent Events” for additional information.

12. Commitments and Contingencies

Contingent Consideration Arrangements

At April 30, 2020, zero was recorded associated with the Hu-Friedy acquisition, which is for the estimated fair value of contingent consideration payable upon the achievement of a targeted net sales and gross profit percentage for a twelve month period as defined in the purchase agreement. At April 30, 2020, $1,638 was recorded associated with the Aexis acquisition, which is for the estimated fair value of contingent consideration payable upon the achievement of certain purchase order targets through March 21, 2020. See Note 9, “Fair Value Measurements” for additional information.

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

Cantel Medical Corp.         2020 Third Quarter Form 10-Q
The following table sets forth the computation of basic and diluted EPS available to stockholders of common stock (excluding participating securities):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Numerator for basic and diluted earnings per share:
Net income	$15,787	$8,175	$19,291	$46,217
Less income allocated to participating securities	—	(5)	(3)	(51)
Net income available to common shareholders	$15,787	$8,170	$19,288	$46,166
Denominator for basic and diluted earnings per share, adjusted for participating securities:
Denominator for basic earnings per share - weighted average number of shares outstanding attributable to common stock	42,187,539	41,720,733	42,266,677	41,685,623
Dilutive effect of stock awards using the treasury stock method and the average market price for the year	—	38,705	60,858	40,608
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	42,187,539	41,759,438	42,327,535	41,726,231
Earnings per share attributable to common stock:
Basic earnings per share	$0.37	$0.20	$0.46	$1.11
Diluted earnings per share	$0.37	$0.20	$0.46	$1.11
Stock awards excluded because their inclusion would have been anti-dilutive	15,000	—	—	—

A reconciliation of weighted average number of shares and common stock equivalents attributable to common stock, as determined above, to our total weighted average number of shares and common stock equivalents, including participating securities, is set forth in the following table:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	42,187,539	41,759,438	42,327,535	41,726,231
Participating securities	1,696	25,002	7,247	45,485
Total weighted average number of shares and common stock equivalents attributable to both common stock and participating securities	42,189,235	41,784,440	42,334,782	41,771,716

14. Accumulated Other Comprehensive Loss

The components and changes in accumulated other comprehensive loss follow:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Beginning balance	$(16,914)	$(17,096)	$(22,197)	$(11,456)
Foreign currency translation	(6,053)	(3,168)	(2,261)	(8,808)
Interest rate swap, net of taxes(1)	(19,125)	609	(17,634)	609
Ending balance	$(42,092)	$(19,655)	$(42,092)	$(19,655)
_______________________________________________
(1)Includes tax effect of $6,098 and $5,576 for the three and nine months ended April 30, 2020, respectively. No tax effects were recorded for the three and nine months ended April 30, 2019, as the amounts were not material.

(dollar amounts in thousands except share and per share data or as otherwise noted) 22

Cantel Medical Corp.         2020 Third Quarter Form 10-Q
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

Life Sciences: designs, develops, manufactures, sells, and installs water purification systems for medical and other bacteria controlled applications. We also provide filtration/separation and disinfectant technologies to the medical and life science markets through a worldwide distributor network. Two customers collectively accounted for approximately 43.3% and 40.9% of our Life Sciences segment net sales for the nine months ended April 30, 2020 and 2019, respectively.

Dental: designs, manufactures, sells, supplies and distributes a broad selection of infection prevention healthcare products, the majority of which are single-use products used by dental practitioners. We are also a leading global manufacturer of instruments and instrument reprocessing workflow systems serving the dental industry. Three customers collectively accounted for approximately 42.3% and 45.7% of our Dental segment net sales for the nine months ended April 30, 2020 and 2019, respectively.

Dialysis: designs, develops, manufactures, sells and services reprocessing systems and sterilants for dialyzers (a device serving as an artificial kidney), as well as dialysate concentrates and supplies utilized for renal dialysis. Three customers accounted for approximately 45.7% and 45.6% of our Dialysis segment net sales for the nine months ended April 30, 2020 and 2019, respectively. These customers include the top two customers noted above under our Life Sciences segment.

No customer accounted for 10% or more of our consolidated net sales for the nine months ended April 30, 2020 and 2019.

Information as to reportable segments is summarized below

	Three Months Ended April 30,		Nine Months Ended April 30,
Net sales	2020	2019	2020	2019
Medical	$101,222	$130,722	$365,534	$386,854
Life Sciences	48,189	44,975	147,452	147,333
Dental	79,170	45,131	247,457	120,548
Dialysis	8,352	7,724	22,234	23,944
Total net sales	$236,933	$228,552	$782,677	$678,679

	Three Months Ended April 30,		Nine Months Ended April 30,
Income from operations	2020	2019	2020	2019
Medical	$6,153	$24,302	$48,806	$75,038
Life Sciences	5,786	4,091	20,621	16,364
Dental	1,549	5,509	5,697	17,703
Dialysis	1,859	1,151	4,988	3,728
	15,347	35,053	80,112	112,833
General corporate expenses(1)	(7,097)	20,241	35,648	44,147
Total income from operations	$22,444	$14,812	$44,464	$68,686
_______________________________________________
(1)Includes fair value adjustments for contingent consideration arrangements related to the Hu-Friedy acquisition.

(dollar amounts in thousands except share and per share data or as otherwise noted) 23

Cantel Medical Corp.         2020 Third Quarter Form 10-Q
16. Subsequent Events
Second Amendment to Credit Agreement

On May 11, 2020, we entered into a Second Amendment (the “Second Amendment”) further amending the Fourth Amended and Restated Credit Agreement (as amended, the “Amended Credit Agreement”). The Second Amendment’s principal changes include (i) increasing the maximum consolidated leverage ratio covenant for the fiscal quarter ended April 30, 2020 to 5.25x, (ii) suspending such financial maintenance covenant until October 31, 2021, (iii) maintaining a minimum liquidity (as defined in the credit agreement) of at least $50,000 during the fiscal quarter ending July 31, 2020 and $75,000 during each of the following fiscal quarters ending with the fiscal quarter ending July 31, 2021, (iv) requiring us to maintain minimum consolidated EBITDA for each period of four fiscal quarters ending on the last day of the fiscal quarters ending July 31, 2020 through July 31, 2021 and (v) limiting our ability to pay dividends and repurchase shares of our common stock during the period the consolidated leverage ratio and consolidated interest coverage ratio are suspended. We will not be paying a dividend on August 1, 2020.

Pursuant to the Amended Credit Agreement, subject to the satisfaction of certain conditions precedent, including the consent of the lenders, we may from time to time increase our borrowing capacity under the revolving credit facility by, or incur incremental term loans in, an aggregate amount not to exceed the sum of (i) the greater of (x) $300,000 or (y) an amount equal to two times our consolidated EBITDA, calculated on a pro forma basis, plus (ii) the aggregate principal amount of voluntary prepayments of the revolving loans and term loans, minus the aggregate principal amount of certain incremental secured indebtedness otherwise incurred.

The interest rates have been amended so that loans under the Amended Credit Agreement, until the third business day following the date on which a compliance certificate is delivered for the fiscal quarter ending October 31, 2021, bear interest at 2.00% above the base rate for base rate borrowings, or at 3.00% above LIBOR for LIBOR-based borrowings, and also provides for fees on the unused portion of the revolving credit facility at a rate of 0.50%. Thereafter, borrowings bear interest at rates ranging from 0.00% to 1.75% above base rate for base rate borrowings, or at rates ranging from 1.00% to 2.75% above LIBOR for LIBOR-based borrowings, depending on our consolidated leverage ratio, which is the consolidated ratio of total funded debt (minus certain unrestricted cash) to consolidated EBITDA. The Amended Credit Agreement also provides for fees on the unused portion of the revolving credit facility at rates ranging from 0.20% to 0.50%, depending on our consolidated leverage ratio. Interest rates have also been amended to include a 1.00% floor on all borrowings.

The Amended Credit Agreement contains affirmative and negative covenants reasonably customary for similar credit facilities and is secured by (i) substantially all assets of Cantel and its U.S.-based subsidiaries, (ii) a pledge by Cantel and its U.S.-based subsidiaries that guarantees the obligations under the Amended Credit Agreement of all of the outstanding shares of its U.S.-based subsidiaries and 65% of the outstanding shares of certain of Cantel’s foreign-based subsidiaries and (iii) a guaranty by Cantel’s domestic subsidiaries. As of April 30, 2020, we are in compliance with all financial covenants under the Amended Credit Agreement.

Amendment of Interest Rate Swap

On May 13, 2020, in connection with the Second Amendment, we amended our $500,000 interest rate swap to modify the LIBOR floor from 0.00% to 1.00%. The amended terms of the interest rate swap reflect the 1.00% LIBOR floor included in the Amended Credit Agreement which allows for continued hedge accounting treatment. Changes in the fair value of the amended interest rate swap contract will continue to be recognized in other comprehensive income. The fair value of the amended interest rate swap on May 13, 2020 was a liability of approximately $21,920.

Convertible Senior Notes Offering

On May 15, 2020, we issued $168,000 aggregate principal amount of 3.25% convertible senior notes due 2025 (the “Notes”) in a private placement, including pursuant to the grant to the initial purchasers of $140,000 aggregate principal amount of the Notes, an option to purchase up to an additional $28,000 aggregate principal amount of Notes. The private placement offering closed on May 15, 2020. The net proceeds from this offering were approximately $162,977 (including net proceeds relating to the issuance of the additional Notes), after deducting the initial purchasers’ discount and before the cost of offering expenses. The initial conversion price will be approximately $41.51 per share of common stock and will be subject to adjustment if certain events occur. We intend to use the net proceeds from this offering for general corporate purposes, which includes applying at least 50% of the amount by which the net proceeds exceed $100,000 to the repayment of debt under our credit facilities as required by the Amended Credit Agreement.

(dollar amounts in thousands except share and per share data or as otherwise noted) 24

Cantel Medical Corp.         2020 Third Quarter Form 10-Q
The Notes will also be redeemable, in whole or in part, for cash at our option at any time, and from time to time, on or after May 17, 2023 in certain circumstances at a redemption price equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, in certain limited circumstances, note holders may require us to repurchase their Notes for cash for a repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. The Notes indenture does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of its subsidiaries. The Notes indenture contains customary terms and covenants and events of default.

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

COVID-19
The unprecedented nature of the COVID-19 pandemic has adversely impacted the global economy. The COVID-19 pandemic and the rapidly evolving reaction of governments, private sector participants and the public in an effort to contain the spread of COVID-19 and address its impacts have intensified and have had significant direct and indirect effects on businesses and commerce generally, including disruption to supply chains, employee base and transactional activity, facilities closures and production suspensions, and significantly increased demand for certain goods and services, such as certain pandemic-related medical services and supplies, alongside decreased demand for others, such as elective surgery, retail, hospitality and travel.

The extent to which these events may impact our business, financial condition, results of operations and cash flows, will depend on future developments which are highly uncertain and many of which are outside our control. Such developments include the ultimate geographic spread and duration of the pandemic, new information which may emerge concerning the severity of the COVID-19 virus, the effectiveness and intensity of measures to contain the COVID-19 virus and address its impacts, and the economic impact of the pandemic and the reactions to it. Such developments, among others, depending on their nature, duration and intensity, could have an adverse effect on our business, financial condition, results of operations and cash flows.
To date, we have been able to continue our operations with limited disruptions in supply and manufacturing. Although, it is difficult to predict the broad macroeconomic effects that the COVID-19 virus will have on industries or individual companies, we have assessed the possible effects and outcomes of the pandemic on, among other things, our supply chain, customers and distributors, discounts and rebates, employee base, product sustainability, research and development efforts, product pipeline and consumer demand and currently believe that our estimates are reasonable. We have implemented several measures to proactively reduce operating costs, conserve liquidity and navigate through this unprecedented situation. These management cost reduction measures include salary reductions, employee furloughs and reductions to travel and expenses and the deferral of certain operating and capital expenditures. We continue to actively manage our daily cash flows and continue to evaluate additional measures that will reduce operating costs and conserve cash.
The COVID-19 pandemic negatively impacted net sales of both our Medical and Dental segments for both the three and nine month periods ended April 30, 2020. Gross profit as a percentage of sales for those periods was negatively impacted by decreased net sales in both the Medical and Dental segments but did benefit from certain actions taken by management to reduce variable costs in response to lower sales volume. Operating expenses as a percentage of sales decreased due to cost savings initiatives and other measures taken by management to offset the loss of sales volume due to the COVID-19 pandemic for both the three and nine month periods ended April 30, 2020. See “Results of Operations” for a more detailed discussion.
Based on our current estimates regarding the magnitude and length of the disruptions to our business, we do not anticipate these disruptions will impact our ability to maintain compliance with our debt covenants for at least the next 12 months. However, the ultimate magnitude and length of time that the disruptions from COVID-19 will continue is highly uncertain.

(dollar amounts in thousands except share and per share data or as otherwise noted) 25

Cantel Medical Corp.         2020 Third Quarter Form 10-Q
Liquidity and Financial Covenant Update
The consolidated leverage ratio (as defined in the credit agreement) is tested at the end of each fiscal quarter and requires us to not exceed a maximum ratio of 4.25x. On May 11, 2020, we amended our existing credit agreement (see below), which principal changes include (i) increasing the maximum consolidated leverage ratio covenant for the fiscal quarter ended April 30, 2020 to 5.25x, (ii) suspending such financial maintenance covenant until October 31, 2021, (iii) maintaining a minimum liquidity (as defined in the credit agreement) of at least $50,000 during the fiscal quarter ending July 31, 2020 and $75,000 during each of the following fiscal quarters ending with the fiscal quarter ending July 31, 2021, (iv) requiring us to maintain minimum consolidated EBITDA for each period of four fiscal quarters ending on the last day of the fiscal quarters ending July 31, 2020 through July 31, 2021 and (v) limiting our ability to pay dividends and repurchase shares of our common stock during the period the consolidated leverage ratio and consolidated interest coverage ratio are suspended. Our consolidated leverage ratio as of April 30, 2020 was 4.82x. As of April 30, 2020, our total available liquidity was $116,495, which included $729 of undrawn availability under our revolving credit facility. As of April 30, 2020, we were in compliance with the amended financial covenants under the amended credit agreement. We will not be paying a dividend on August 1, 2020.

On May 13, 2020, in connection with the Second Amendment to the 2018 Credit Agreement, we amended our $500,000 interest rate swap to modify the LIBOR floor from 0.00% to 1.00%. On May 13, 2020, we announced the pricing of $140,000 aggregate principal amount of 3.25% convertible senior notes due 2025 (the “Notes”) in a private placement, and the related grant to the initial purchasers of the Notes an option to purchase up to an additional $28,000 aggregate principal amount of Notes. The private placement offering closed on May 15, 2020. See “Liquidity and Capital Resources” below for further information.
Third Quarter 2020 Summary

        A summary of financial results for the three months ended April 30, 2020 compared with the three months ended April 30, 2019 follows:

•Net sales increased by 3.7% to $236,933 from $228,552, with organic net sales decrease of 11.3%
•Income from operations increased by 51.5% to $22,444 from $14,812
•Non-GAAP income from operations decreased by 38.6% to $19,973 from $32,555
•Net income increased by 93.1% to $15,787 from $8,175
•Diluted earnings per share increased by 85.0% to $0.37 from $0.20
•Non-GAAP net income decreased by 70.4% to $6,793 from $22,966
•Non-GAAP diluted earnings per share decreased by 70.9% to $0.16 from $0.55
•Cash flows from operating activities increased by 91.5% to $92,843 from $48,486 (on year to date basis)

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

Acquisitions

        On October 1, 2019, we purchased all of the issued and outstanding membership interests of Hu-Friedy Mfg. Co. LLC (“Hu-Friedy”), for a total consideration (net of cash acquired), excluding acquisition-related costs, of $716,542, consisting of $662,151 of cash and $54,391 of common stock consideration (subject to adjustment), plus contingent consideration payable in cash. The additional contingent consideration payments are (i) subject to the achievement of certain commercial milestones through March 31, 2021 ranging from zero to a maximum of $50,000 and (ii) contingent upon changes in our common stock price from the date of closing through a future date subject to a registration rights agreement. Hu-Friedy is a leading global manufacturer of instruments and instrument reprocessing systems serving the dental industry and is included in our Dental segment. During the second quarter of fiscal 2020, we paid $25,000 to settle a portion of the contingent consideration arrangements related to net sales achieved for the twelve month period ended December 31, 2019. On February 13, 2020, we made payments totaling $35,000 to (i) repurchase a portion of the shares from the seller which were included in the equity

(dollar amounts in thousands except share and per share data or as otherwise noted) 26

Cantel Medical Corp.         2020 Third Quarter Form 10-Q
consideration transferred at closing and (ii) settle a contingent consideration arrangement entered into at closing which was based on changes in our common stock price. For the remaining contingent consideration arrangement related to net sales and gross profit percentage, we reduced the fair value from a liability of approximately $17,210 to zero due to the impact of the COVID-19 pandemic on Hu-Friedy’s current and expected performance.

Results of Operations

The following tables give information as to the percentages of net sales represented by selected items reflected in our condensed consolidated statements of income.

	Three Months Ended April 30,				Percentage Change
Statement of Income Data:	2020		2019
Net sales	$236,933	100.0%	$228,552	100.0%	3.7%
Cost of sales	135,950	57.4%	121,675	53.2%	11.7%
Gross profit	100,983	42.6%	106,877	46.8%	(5.5)%

Selling	38,057	16.1%	36,077	15.8%	5.5%
General and administrative	32,133	13.6%	48,634	21.3%	(33.9)%
Research and development	8,349	3.4%	7,354	3.2%	13.5%
Total operating expenses	78,539	33.1%	92,065	40.3%	(14.7)%

Income from operations	22,444	9.5%	14,812	6.5%	51.5%

Interest expense, net	10,113	4.3%	2,509	1.1%	303.1%
Income before income taxes	12,331	5.2%	12,303	5.4%	0.2%
Income taxes	(3,456)	(1.5)%	4,128	1.8%	(183.7)%
Net income	$15,787	6.7%	$8,175	3.6%	93.1%

	Nine Months Ended April 30,				Percentage Change
Statement of Income Data:	2020		2019
Net sales	$782,677	100.0%	$678,679	100.0%	15.3%
Cost of sales	443,581	56.7%	361,878	53.3%	22.6%
Gross profit	339,096	43.3%	316,801	46.7%	7.0%

Selling	121,208	15.5%	103,233	15.2%	17.4%
General and administrative	149,471	19.1%	122,527	18.1%	22.0%
Research and development	23,953	3.0%	22,355	3.3%	7.1%
Total operating expenses	294,632	37.6%	248,115	36.6%	18.7%

Income from operations	44,464	5.7%	68,686	10.1%	(35.3)%

Interest expense, net	26,082	3.4%	6,742	1.0%	286.9%
Other income, net	—	—%	(1,313)	(0.2)%	—%
Income before income taxes	18,382	2.3%	63,257	9.3%	(70.9)%
Income taxes	(909)	(0.2)%	17,040	2.5%	(105.3)%
Net income	$19,291	2.5%	$46,217	6.8%	(58.3)%

(dollar amounts in thousands except share and per share data or as otherwise noted) 27

Cantel Medical Corp.         2020 Third Quarter Form 10-Q
The following table gives information as to the net sales by reportable segment and geography, as well as the related percentage of such net sales to the total net sales.

	Three Months Ended April 30,				Nine Months Ended April 30,
Net sales by segment	2020		2019		2020		2019
Medical	$101,222	42.7%	$130,722	57.2%	$365,534	46.7%	$386,854	57.0%
Life Sciences	48,189	20.3%	44,975	19.7%	147,452	18.8%	147,333	21.7%
Dental	79,170	33.4%	45,131	19.7%	247,457	31.6%	120,548	17.8%
Dialysis	8,352	3.6%	7,724	3.4%	22,234	2.9%	23,944	3.5%
Total net sales	$236,933	100.0%	$228,552	100.0%	$782,677	100.0%	$678,679	100.0%
Net sales by geography
United States	$176,688	74.6%	$163,367	71.5%	$574,370	73.4%	$497,469	73.3%
International	60,245	25.4%	65,185	28.5%	208,307	26.6%	181,210	26.7%
Total net sales	$236,933	100.0%	$228,552	100.0%	$782,677	100.0%	$678,679	100.0%

        The following table gives information as to the amount of income from operations, as well as income from operations as a percentage of net sales, for each of our reportable segments.

	Three Months Ended April 30,				Nine Months Ended April 30,
Income from operations	2020		2019		2020		2019
Medical	$6,153	6.1%	$24,302	18.6%	$48,806	13.4%	$75,038	19.4%
Life Sciences	5,786	12.0%	4,091	9.1%	20,621	14.0%	16,364	11.1%
Dental	1,549	2.0%	5,509	12.2%	5,697	2.3%	17,703	14.7%
Dialysis	1,859	22.3%	1,151	14.9%	4,988	22.4%	3,728	15.6%
	15,347	6.5%	35,053	15.3%	80,112	10.2%	112,833	16.6%
General corporate expenses	(7,097)	(3.0)%	20,241	8.8%	35,648	4.5%	44,147	6.5%
Total income from operations	$22,444	9.5%	$14,812	6.5%	$44,464	5.7%	$68,686	10.1%

Net Sales

Total net sales increased by $8,381 or 3.7%, to $236,933 for the three months ended April 30, 2020 from $228,552 for the three months ended April 30, 2019, which consisted of an increase of 15.5% in net sales due to acquisitions, offset by a decrease of 11.3% in organic sales, and a decrease of 0.5% due to foreign currency translation. International net sales decreased by $4,940 or 7.6%, to $60,245 for the three months ended April 30, 2020 from $65,185 for the three months ended April 30, 2019. The 7.6% decrease in international net sales consisted of 10.2% decrease in organic sales and a decrease of 1.9% due to foreign currency translation, offset by a 4.5% increase due to acquisitions.

Total net sales increased by $103,998 or 15.3%, to $782,677 for the nine months ended April 30, 2020 from $678,679 for the nine months ended April 30, 2019, which consisted of an increase of 17.6% in net sales due to acquisitions and an increase of 0.5% due to foreign currency translation, partially offset by a decrease of 1.8% in organic sales. International net sales increased by $27,097 or 15.0%, to $208,307 for the nine months ended April 30, 2020 from $181,210 for the nine months ended April 30, 2019. The 15.0% increase in international net sales consisted of an increase of 14.9% due to acquisitions (offset by dispositions), partially offset by a decrease in organic sales of 1.8% and a decrease of 0.5% due to foreign currency translation, as a result of the strengthening the U.S. dollar.

Medical. Net sales decreased by $29,500 or 22.6%, for the three months ended April 30, 2020 compared with the three months ended April 30, 2019, which consisted of a decrease of 21.7% in organic sales and a decrease of 0.9% due to foreign currency translation. Net sales decreased by $21,320 or 5.5%, for the nine months ended April 30, 2020 compared with the nine months ended April 30, 2019, which consisted of a decrease of 4.7% in organic sales and a decrease of 0.8% due to foreign currency translation. The decreases in organic net sales for both the three and nine month periods were primarily driven by decreased global sales for all products lines due to the COVID-19 pandemic. Although certain international and domestic regions were impacted at different times during the third quarter, the postponement of certain surgical and elective medical procedures in order to prioritize/conserve available health care resources dramatically impacted our volume this quarter. These restrictions at hospitals and the closures of ambulatory surgery centers have significantly reduced sales of our procedural room products, chemistry and capital equipment, and to a somewhat lesser extent, service revenues were negatively impacted as

(dollar amounts in thousands except share and per share data or as otherwise noted) 28

Cantel Medical Corp.         2020 Third Quarter Form 10-Q
service technicians had limited access to certain customer locations as a result of the pandemic. We expect these trends to gradually improve as surgical and elective procedures resume, but cannot predict such trends beyond the end of our fiscal year.

Life Sciences. Net sales increased by $3,214 or 7.1% for the three months ended April 30, 2020 compared with the three months ended April 30, 2019, which consisted of a 7.3% organic sales increase, offset by a decrease of 0.2% due to foreign currency translation. Net sales increased by $119 or 0.1% for the nine months ended April 30, 2020 compared with the nine months ended April 30, 2019, which consisted of a 2.4% organic sales increase, offset by dispositions. The increase in net sales for the three month period was primarily driven by increased volume of our portable reverse osmosis units (as demand for isolated dialysis treatment at hospitals has increased due to the COVID-19 pandemic). The slight increase in sales for the nine month period was primarily driven by the increase in sales of portable reverse osmosis units in the third quarter and the stabilization of capital equipment sales in our hemodialysis water business, mostly offset by the disposition of our high purity water business in Canada, which occurred in the second quarter of fiscal 2019. As the majority of our Life Sciences business supports non-elective medical treatment, the COVID-19 pandemic has not materially impacted this business. If the pandemic continues beyond the end of our fiscal year, it could potentially impact capital equipment volume and future service revenues.

Dental. Net sales increased by $34,039 or 75.4%, for the three months ended April 30, 2020 compared with the three months ended April 30, 2019, which consisted of a 78.5% increase due to acquisitions offset by a 3.1% organic sales decrease. The Hu-Friedy acquisition contributed $35,444 of net sales in the quarter. Net sales increased by $126,909 or 105.3%, for the nine months ended April 30, 2020 compared with the nine months ended April 30, 2019, which consisted of a 101.8% increase due to acquisitions and a 3.5% organic sales increase. The Hu-Friedy acquisition contributed $110,818 of net sales for the nine month period. The COVID-19 pandemic has significantly impacted the Dental segment as a result of the postponement of all elective and routine dental procedures due to the closure of many dental offices in the United States resulting from federal, state and local government guidelines. We expect these trends to gradually improve as surgical and elective procedures resume, but cannot predict such trends beyond the end of our fiscal year.

Dialysis. Net sales increased by $628 or 8.1%, for the three months ended April 30, 2020 compared with the three months ended April 30, 2019. Net sales decreased by $1,710 or 7.1%, for the nine months ended April 30, 2020 compared with the nine months ended April 30, 2019.

Gross Profit

Gross profit decreased by $5,894 or 5.5%, to $100,983 for the three months ended April 30, 2020 from $106,877 for the three months ended April 30, 2019. Gross profit as a percentage of net sales for the three months ended April 30, 2020 and 2019 was 42.6% and 46.8%, respectively. Gross profit increased by $22,295 or 7.0%, to $339,096 for the nine months ended April 30, 2020 from $316,801 for the nine months ended April 30, 2019. Gross profit as a percentage of net sales for the nine months ended April 30, 2020 and 2019 was 43.3% and 46.7%, respectively. The decrease in gross profit for the three month period primarily relates to decreases in net sales in both the Medical and Dental segments due to the COVID-19 pandemic and the related excess capacity costs and changes in product mix, partially offset by certain actions taken by management to reduce variable costs in response to lower sales volume due to the COVID-19 pandemic. The increase in gross profit for the nine month period primarily relates to the operations associated with the Hu-Friedy acquisition, offset by the reduction in net sales in the third quarter due to the COVID-19 pandemic. The decreases in gross profit as a percentage of net sales for both the three and nine month periods were driven by the leverage constraints of our fixed manufacturing costs in relation to lower sales bases. The nine month period was also negatively impacted by the amortization of the step up in inventory associated with the Hu-Friedy acquisition.

Operating Expenses

Operating expenses decreased by $13,526 or 14.7% to $78,539 for the three months ended April 30, 2020 from $92,065 for the three months ended April 30, 2019, primarily resulting from cost savings initiatives and other measures taken by management to offset the loss of sales volume due to the COVID-19 pandemic and the reduction in the fair value of contingent consideration associated with the Hu-Friedy acquisition, partially offset by the acquired operations of Hu-Friedy. Operating expenses as a percentage of net sales for the three months ended April 30, 2020 and 2019 were 33.1% and 40.3%, respectively. Operating expenses increased $46,517 or 18.7% to $294,632 for the nine months ended April 30, 2020 from $248,115 for the nine months ended April 30, 2019, primarily due to the acquired operations of Hu-Friedy and Omnia, partially offset by actions taken by management to reduce costs to offset the loss of sales volume due to the COVID-19 pandemic. Operating expenses as a percentage of net sales for the nine months ended April 30, 2020 and 2019 were 37.6% and 36.6%, respectively.

(dollar amounts in thousands except share and per share data or as otherwise noted) 29

Cantel Medical Corp.         2020 Third Quarter Form 10-Q
Selling expenses increased by $1,980 or 5.5%, to $38,057 for the three months ended April 30, 2020 from $36,077 for the three months ended April 30, 2019. Selling expenses increased by $17,975 or 17.4%, to $121,208 for the nine months ended April 30, 2020 from $103,233 for the nine months ended April 30, 2019. The increases for both the three and nine month periods were primarily due to the acquired operations of Hu-Friedy, partially offset by decreased commissions due to lower net sales volumes due to the COVID-19 pandemic. Selling expenses as a percentage of net sales were 16.1% and 15.8% for the three months ended April 30, 2020 and 2019, respectively. Selling expenses as a percentage of net sales were 15.5% and 15.2% for the nine months ended April 30, 2020 and 2019, respectively.

General and administrative expenses decreased by $16,501 or 33.9%, to $32,133 for the three months ended April 30, 2020 from $48,634 for the three months ended April 30, 2019. General and administrative expenses increased by $26,944 or 22.0%, to $149,471 for the nine months ended April 30, 2020 from $122,527 for the nine months ended April 30, 2019. The decrease for the three month period primarily relates to the reduction in the fair value of contingent consideration associated with the Hu-Friedy acquisition and the reduction in variable expenses from cost actions taken by management in response to lower sales volume due to the COVID-19 pandemic. The increase for the nine month period was primarily due to Hu-Friedy and Omnia operations, certain transaction and integration-related costs (including fair value adjustments to contingent consideration arrangements), restructuring-related costs, higher amortization expense and elevated depreciation expense related to our new ERP platform and our new Medical headquarters in Minnesota. These increases were partially offset by the reduction in the fair value of contingent consideration associated with the Hu-Friedy acquisition and the reduction in variable expenses from cost actions taken by management during the third quarter in response to lower sales volume due to the COVID-19 pandemic. General and administrative expenses as a percentage of net sales were 13.6% and 21.3% for the three months ended April 30, 2020 and 2019, respectively. General and administrative expenses as a percentage of net sales were 19.1% and 18.1% for the nine months ended April 30, 2020 and 2019, respectively.

Research and development expenses (which include continuing engineering costs) increased by $995 or 13.5%, to $8,349 for the three months ended April 30, 2020 from $7,354 for the three months ended April 30, 2019. Research and development expenses increased by $1,598 or 7.1%, to $23,953 for the nine months ended April 30, 2020 from $22,355 for the nine months ended April 30, 2019. The increases for both the three and nine month periods were primarily a result of the acquired operations of Hu-Friedy and increased spending in our Life Sciences segment, partially offset by a reduction in research and development expense in our Medical segment. Research and development expenses as a percentage of net sales were 3.4% and 3.2% for the three months ended April 30, 2020 and 2019, respectively. Research and development expenses as a percentage of net sales were 3.0% and 3.3% for the nine months ended April 30, 2020 and 2019, respectively.

Income from Operations

Medical. Income from operations decreased by $18,149 or 74.7%, for the three months ended April 30, 2020 compared with the three months ended April 30, 2019. Income from operations decreased by $26,232 or 35.0%, for the nine months ended April 30, 2020 compared with the nine months ended April 30, 2019. The decreases for both the three and nine month periods were primarily due to the impact of the COVID-19 pandemic on net sales and gross profit noted above, restructuring-related charges, elevated depreciation expense associated with our new ERP platform and our new Medical headquarters in Minnesota, partially offset by the decrease in certain operating expenses resulting from management cost reduction measures taken in response to the COVID-19 pandemic (including salary reductions, employee furloughs and reductions to travel and expenses) and to a lesser extent, lower sales commissions.

Life Sciences. Income from operations increased by $1,695 or 41.4%, for the three months ended April 30, 2020 compared with the three months ended April 30, 2019. Income from operations increased by $4,257 or 26.0%, for the nine months ended April 30, 2020 compared with the nine months ended April 30, 2019. The increases for both the three and nine month periods were primarily due to a reduction of this segment’s overall expense base as a result of the disposition of our high purity water business in Canada, improved overall sales performance in fiscal 2020 and the third quarter increase in the sales of portable reverse osmosis portable units noted above.

Dental. Income from operations decreased by $3,960 or 71.9%, for the three months ended April 30, 2020 compared with the three months ended April 30, 2019. Income from operations decreased by $12,006 or 67.8%, for the nine months ended April 30, 2020 compared with the nine months ended April 30, 2019. The decreases for both the three and nine month periods were primarily due to certain acquisition and integration-related costs, inventory step-up amortization, higher depreciation and amortization expense primarily as a result of the intangible assets associated with the Hu-Friedy acquisition. The three month period was negatively impacted by the COVID-19 pandemic as net sales decreased by 75.4% as noted above. Management has taken certain cost reduction measures (including salary reductions, employee furloughs and reductions to travel and expenses) in response to the COVID-19 pandemic which have partially offset the impact of decreased net sales.

(dollar amounts in thousands except share and per share data or as otherwise noted) 30

Cantel Medical Corp.         2020 Third Quarter Form 10-Q
Dialysis. Income from operations increased by $708 or 61.5%, for the three months ended April 30, 2020 compared with the three months ended April 30, 2019. Income from operations increased by $1,260 or 33.8%, for the nine months ended April 30, 2020 compared with the nine months ended April 30, 2019.

General Corporate Expenses

General corporate expenses relate to unallocated corporate costs primarily related to executive management personnel as well as costs associated with certain facets of our acquisition and integration programs (including fair value adjustments to contingent consideration) and costs of being a publicly traded company. Such expenses decreased by $27,338 or 135.1%, for the three months ended April 30, 2020 from the three months ended April 30, 2019. These expenses decreased by $8,499 or 19.3%, for the nine months ended April 30, 2020 from the nine months ended April 30, 2019. The decreases for both the three and nine month period were primarily due the reduction in the fair value of contingent consideration associated with the Hu-Friedy acquisition and the reduction in variable expenses from cost actions taken by management (including salary reductions, employee furloughs and reductions to travel and expenses) in response to the COVID-19 pandemic. For the nine month period, these cost decreases were partially offset by an increase in acquisition-related and transaction charges incurred in connection with the Hu-Friedy acquisition.

Interest Expense, Net

Interest expense, net increased by $7,604 or 303.1%, to $10,113 for the three months ended April 30, 2020 from $2,509 for the three months ended April 30, 2019. Interest expense, net increased by $19,340 or 286.9%, to $26,082 for the nine months ended April 30, 2020 from $6,742 for the nine months ended April 30, 2019. These increases for both the three and nine month periods resulted from an increase in the average outstanding debt which includes both the term loan and revolver borrowings made to support the funding of the Hu-Friedy acquisition and to increase our liquidity, partially offset by lower interest rates.

Income Taxes

The consolidated effective tax rate decreased to a benefit of 28.0% for the three months ended April 30, 2020 from a provision of 33.6% for the three months ended April 30, 2019. The tax benefit was primarily driven by a provision under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which allowed us to carry back taxable losses up to five years, including years when the federal statutory tax rate was 35%. This was partially offset by the tax effect of a fair value adjustment related to an earn out liability. The consolidated effective tax rate decreased to a 4.9% benefit for the nine months ended April 30, 2020 from a provision of 26.9% for the nine months ended April 30, 2019. The tax benefit was primarily driven by a provision under the CARES Act noted above. This was partially offset by the tax effect of a fair value adjustment related to an earnout liability, excess tax charges related to share-based compensation, and to a lesser extent, the jurisdictional tax structure of the acquired Hu-Friedy international operations.

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

Cantel Medical Corp.         2020 Third Quarter Form 10-Q
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

Excess tax benefits and expenses resulting from stock compensation are recorded as an adjustment to income tax expense. The magnitude of the impact of excess tax benefits generated in the future, which may be favorable or unfavorable, are dependent upon our future grants of equity awards, our future share price on the date awards vest in relation to the fair value of awards on grant date and the exercise behavior of our stock award holders. Since these tax effects are largely unrelated to our results and unrepresentative of our normal effective tax rate, we excluded their impact on net income and diluted EPS to arrive at our non-GAAP financial measures.

In April 2020, we recorded a discrete tax benefit related to a provision under the recent federal CARES Act, which allowed us to carryback taxable losses up to five years. We also recorded a discrete tax benefit due to the reversal of a valuation allowance related to a previous acquisition. As these items were unrepresentative of our normal effective tax rate, we excluded their impact on net income and diluted EPS for fiscal 2020 to arrive at our non-GAAP financial measures.

In January 2020, we completed the disposition of a dental product line. This resulted in a pre-tax loss of $170 through general and administrative expenses for the nine months ended April 30, 2020. Since this loss was irregular, we made an adjustment to our net income and diluted EPS to exclude this loss to arrive at our non-GAAP financial measures.

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

During the nine months ended April 30, 2019, we recorded an adjustment to a minor litigation matter in our consolidated financial statements. Since these costs are irregular and mask our underlying operating performance, we made an adjustment to our net income and diluted EPS for fiscal 2019 to exclude such costs to arrive at our non-GAAP financial measures.

(dollar amounts in thousands except share and per share data or as otherwise noted) 32

Cantel Medical Corp.         2020 Third Quarter Form 10-Q
Three Months Ended April 30, 2020

We made adjustments to net income and diluted EPS to exclude (i) amortization expense of purchased intangible assets, (ii) acquisition-related items, which includes a gain from the change in the fair value of contingent consideration associated with the Hu-Friedy acquisition, (iii) business optimization and restructuring-related charges and (iv) tax matters to arrive at non-GAAP net income and non-GAAP diluted EPS.

Three Months Ended April 30, 2019

We made adjustments to net income and diluted EPS to exclude (i) amortization expense of purchased intangible assets, (ii) acquisition-related items, (iii) other business optimization and restructuring-related charges, primarily related to organizational leadership changes (iv) an adjustment to the excess tax effects applicable to stock compensation and (v) tax matters to arrive at non-GAAP net income and non-GAAP diluted EPS.

The reconciliations of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS were calculated as follows:

	Three Months Ended April 30,
	2020		2019
Net income/Diluted EPS, as reported	$15,787	$0.37	$8,175	$0.20
Intangible amortization, net of tax(1)	4,343	0.10	3,850	0.09
Acquisition-related items, net of tax(2)	(12,493)	(0.29)	2,047	0.05
Restructuring-related charges, net of tax(3)	4,439	0.11	8,401	0.20
Excess tax effects(4)	—	—	434	0.01
Tax matters(4)	(5,283)	(0.13)	59	—
Non-GAAP net income/Non-GAAP diluted EPS	$6,793	$0.16	$22,966	$0.55
________________________________________________
(1)Amounts were recorded in general and administrative expenses.
(2)For the three months ended April 30, 2020, pre-tax acquisition-related items of $15,240 (benefit) were recorded in general and administrative expenses. For the three months ended April 30, 2019, pre-tax acquisition-related items of $47 were recorded in net sales, $394 were recorded in cost of sales and $2,400 were recorded in general and administrative expenses.
(3)For the three months ended April 30, 2020, pre-tax restructuring-related items of $2,022 were recorded in cost of sales and $1,797 were recorded in general and administrative expenses. For the three months ended April 30, 2019, pre-tax restructuring-related items of $272 were recorded in cost of sales and $9,840 were recorded in general and administrative expenses.
(4)Amounts were recorded in income taxes.

Nine Months Ended April 30, 2020

We made adjustments to net income and diluted EPS to exclude (i) amortization expense of purchased intangible assets, (ii) acquisition-related items, which includes a gain from the reduction of the fair value of contingent consideration associated with the Hu-Friedy acquisition, (iii) business optimization and restructuring-related charges, (vi) loss on disposition of product line (v) excess tax effects applicable to stock compensation and (vi) tax matters to arrive at non-GAAP net income and non-GAAP diluted EPS.

Nine Months Ended April 30, 2019

We made adjustments to net income and diluted EPS to exclude (i) amortization expense of purchased intangible assets, (ii) acquisition-related items, (iii) other business optimization and restructuring-related charges, (iv) litigation matters, (v) gain on disposition of business, (vi) excess tax effects applicable to stock compensation and (vii) tax matters to arrive at non-GAAP net income and non-GAAP diluted EPS.

(dollar amounts in thousands except share and per share data or as otherwise noted) 33

Cantel Medical Corp.         2020 Third Quarter Form 10-Q
The reconciliations of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS were calculated as follows:

	Nine Months Ended April 30,
	2020		2019
Net income/Diluted EPS, as reported	$19,291	$0.46	$46,217	$1.11
Intangible amortization, net of tax(1)	17,331	0.41	11,928	0.29
Acquisition-related items, net of tax(2)	18,105	0.42	4,236	0.10
Restructuring-related charges, net of tax(3)	9,723	0.23	10,486	0.25
Litigation matters(1)	—	—	134	—
Gain on disposition of business, net of tax(4)	—	—	(929)	(0.02)
Loss on disposition of product line, net of tax(1)	130	—	—	—
Excess tax effects(5)	559	0.01	(563)	(0.01)
Tax matters(5)	(5,283)	(0.12)	959	0.02
Non-GAAP net income/Non-GAAP diluted EPS	$59,856	$1.41	$72,468	$1.74
________________________________________________
(1)Amounts were recorded in general and administrative expenses.
(2)For the nine months ended April 30, 2020, pre-tax acquisition-related items of $16,700 were recorded in cost of sales and $8,780 were recorded in general and administrative expenses. For the nine months ended April 30, 2019, pre-tax acquisition-related items of $351 were recorded in net sales, $486 were recorded in cost of sales and $4,960 were recorded in general and administrative expenses.
(3)For the nine months ended April 30, 2020, pre-tax restructuring-related items of $4,841 were recorded in cost of sales and $8,630 were recorded in general and administrative expenses. For the nine months ended April 30, 2019, pre-tax restructuring-related items of $272 were recorded in cost of sales and $12,533 were recorded in general and administrative expenses.
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

(dollar amounts in thousands except share and per share data or as otherwise noted) 34

Cantel Medical Corp.         2020 Third Quarter Form 10-Q
The reconciliations of net income to EBITDAS and adjusted EBITDAS were calculated as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Net income, as reported	$15,787	$8,175	$19,291	$46,217
Interest expense, net	10,113	2,509	26,082	6,742
Income taxes	(3,456)	4,128	(909)	17,040
Depreciation	7,890	5,892	22,105	15,455
Amortization	8,949	4,956	23,952	15,508
Loss on disposal of fixed assets	1,231	529	1,297	1,368
Stock-based compensation expense	3,027	5,722	8,843	11,885
EBITDAS	43,541	31,911	100,661	114,215
Acquisition-related items(1)	(15,595)	2,841	24,597	5,797
Restructuring-related charges(1)	3,780	6,632	13,403	8,871
Gain on disposition of business	—	—	—	(1,313)
Loss on disposition of product line	—	—	170	—
Litigation matters	—	—	—	163
Adjusted EBITDAS	$31,726	$41,384	$138,831	$127,733
________________________________________________
(1)Excludes stock-based compensation expense.

        We define net debt as long-term bank debt (excluding any financing component of our interest rate swap and unamortized debt issuance costs) less cash and cash equivalents. Each of the components of net debt appears on our condensed consolidated balance sheets and in our notes to the condensed consolidated financial statements. We believe that the presentation of net debt provides useful information to investors because we review net debt as part of our management of our overall liquidity, financial flexibility, capital structure and leverage.

	April 30, 2020	July 31, 2019
Long-term bank debt (excluding debt issuance costs and interest rate swap)	$976,875	$233,000
Less cash and cash equivalents	(115,766)	(44,535)
Net debt	$861,109	$188,465

        We define organic sales as net sales less (i) the impact of foreign currency translation, (ii) net sales related to acquired businesses during the first twelve months of ownership and (iii) dispositions during the periods being compared. We believe that reporting organic sales provides useful information to investors by helping identify underlying growth trends in our business and facilitating easier comparisons of our revenue performance with prior periods. We exclude the effect of foreign currency translation from organic sales because foreign currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends. We exclude the effect of acquisitions and dispositions because the nature, size, and number of acquisitions and dispositions can vary dramatically from period to period and can obscure underlying business trends and make comparisons of financial performance difficult.

For the three months ended April 30, 2020, the reconciliation of net sales growth to organic sales growth for total net sales and net sales of our reportable segments were calculated as follows:

	Net Sales	Medical Net Sales	Life Sciences Net Sales	Dental Net Sales	Dialysis Net Sales
Net sales growth	3.7%	(22.6)%	7.1%	75.4%	8.1%
Impact due to foreign currency translation	0.5%	0.9%	0.2%	—%	0.4%
Sales related to acquisitions	(15.5)%	—%	0.0%	(78.5)%	—%
Organic sales growth	(11.3)%	(21.7)%	7.3%	(3.1)%	8.5%

(dollar amounts in thousands except share and per share data or as otherwise noted) 35

Cantel Medical Corp.         2020 Third Quarter Form 10-Q
For the nine months ended April 30, 2020, the reconciliation of net sales growth to organic sales growth for total net sales and net sales of our reportable segments were calculated as follows:

	Net Sales	Medical Net Sales	Life Sciences Net Sales	Dental Net Sales	Dialysis Net Sales
Net sales growth	15.3%	(5.5)%	0.1%	105.3%	(7.1)%
Impact due to foreign currency translation	0.5%	0.8%	0.0%	—%	0.1%
Sales related to acquisitions/dispositions	(17.6)%	—%	2.3%	(101.8)%	—%
Organic sales growth	(1.8)%	(4.7)%	2.4%	3.5%	(7.0)%

Liquidity and Capital Resources
        We assess our liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. Significant factors affecting the management of liquidity are cash flows generated from operating activities, capital expenditures, acquisitions, dispositions and cash dividends. Cash provided by operating activities continues to be a primary source of funds. As necessary, we supplement operating cash flow with borrowings from our credit facility and convertible note issuances to fund our acquisitions and related business activities.

Cash Flows

Net Cash Provided by Operating Activities. Net cash provided by operating activities increased by $44,357 to $92,843 for the nine months ended April 30, 2020 from $48,486 for the nine months ended April 30, 2019, primarily due to increased cash collections of outstanding accounts receivable and the reduction in inventory levels (excluding acquired Hu-Friedy inventory), the timing of vendor payments and a reduction in cash payments resulting from restructuring-related activities (organizational leadership changes made in fiscal 2019). This was partially offset by lower net income and cash payments associated with Hu-Friedy acquisition-related and transaction costs incurred during the period. Although we have put measures in place to maximize our working capital, we are expecting net cash provided by operating activities to be negatively impacted by the lower sales volume that we experienced during the third quarter due to the COVID-19 pandemic and the expected loss of sales volume for the remainder of fiscal 2020.
Net Cash Used in Investing Activities. Net cash used in investing activities increased by $632,348 to $745,326 for the nine months ended April 30, 2020 from $112,978 for the nine months ended April 30, 2019, primarily due to the Hu-Friedy acquisition, partially offset by a decrease in capital expenditures as we completed our ERP implementation for the Medical segment’s U.S. operations and corporate headquarters during the latter half of fiscal 2019. During the third quarter of fiscal 2020, we have reduced spending associated with certain capital projects in response to the COVID-19 pandemic in order to maximize our liquidity and cash position. We expect the reduction in capital spending to continue for the remainder of fiscal 2020.

Net Cash Provided by Financing Activities. Net cash provided by financing activities increased by $704,509 to $726,001 for the nine months ended April 30, 2020 from $21,492 of cash used for the nine months ended April 30, 2019, primarily due to borrowings made to support the Hu-Friedy acquisition, and the payment of debt issuance costs associated with amending our credit agreement.

Second Amendment to Credit Agreement

At April 30, 2020, we had $577,875 of outstanding term loan borrowings and $399,000 of revolver borrowings under the First Amendment to our Fourth Amended and Restated Credit Agreement.

On May 11, 2020, we entered into a Second Amendment (the “Second Amendment”) further amending the Fourth Amended and Restated Credit Agreement (as amended, the “Amended Credit Agreement”). The Second Amendment’s principal changes include (i) increasing the maximum consolidated leverage ratio covenant for the fiscal quarter ended April 30, 2020 to 5.25x, (ii) suspending such financial maintenance covenant until October 31, 2021, (iii) maintaining a minimum liquidity (as defined in the credit agreement) of at least $50,000 during the fiscal quarter ending July 31, 2020 and $75,000 during each of the following fiscal quarters ending with the fiscal quarter ending July 31, 2021, (iv) requiring us to maintain minimum consolidated EBITDA for each period of four fiscal quarters ending on the last day of the fiscal quarters ending July 31, 2020 through July 31, 2021 and (v) limiting our ability to pay dividends and repurchase shares of our common stock during the period the consolidated leverage ratio and consolidated interest coverage ratio are suspended. We will not be paying a dividend on August 1, 2020.

(dollar amounts in thousands except share and per share data or as otherwise noted) 36

Cantel Medical Corp.         2020 Third Quarter Form 10-Q
The interest rates have been amended so that loans under the Amended Credit Agreement, until the third business day following the date on which a compliance certificate is delivered for the fiscal quarter ending October 31, 2021, bear interest at 2.00% above the base rate for base rate borrowings, or at 3.00% above LIBOR for LIBOR-based borrowings, and also provides for fees on the unused portion of the revolving credit facility at a rate of 0.50%. Thereafter, (i) borrowings bear interest at rates ranging from 0.00% to 1.75% above base rate for base rate borrowings, or at rates ranging from 1.00% to 2.75% above LIBOR for LIBOR-based borrowings, depending on our consolidated leverage ratio, which is the consolidated ratio of total funded debt (minus certain unrestricted cash) to consolidated EBITDA. The Amended Credit Agreement also provides for fees on the unused portion of the revolving credit facility at rates ranging from 0.20% to 0.50%, depending on our consolidated leverage ratio. Interest rates have also been amended to include a 1.00% floor on all borrowings.

The Amended Credit Agreement contains affirmative and negative covenants reasonably customary for similar credit facilities and is secured by (i) substantially all assets of Cantel and its U.S.-based subsidiaries, (ii) a pledge by Cantel and its U.S.-based subsidiaries that guarantees the obligations under the Credit agreement of all of the outstanding shares of its U.S.-based subsidiaries and 65% of the outstanding shares of certain of Cantel’s foreign-based subsidiaries and (iii) a guaranty by Cantel’s domestic subsidiaries.

Interest Rate Swaps

In order to hedge against the impact of fluctuations in the interest rate associated with our variable rate borrowings, in fiscal 2019, we entered into two interest rate swaps with a combined notional value of $150,000, expiring on June 28, 2023. The swaps fixed interest rates at 2.265%. During the third quarter of fiscal 2020, we terminated our existing interest rate swaps and entered into a new interest rate swap with a notional value of $500,000, which fixed interest rates at 1.297% and expires on September 6, 2024. Upon terminating the existing interest rate swap agreements, we determined that the interest payments hedged with the credit agreement are still probable to occur, therefore the loss that accumulated on the swaps prior to the termination of $8,534 will be amortized to interest expense through June 28, 2023, the original maturity dates of the swaps. Additionally, as the cost of unwinding the liability associated with the terminated swaps was included in our new swap rate, the new swap instrument has been bifurcated into a financing component and a derivative component on our condensed consolidated balance sheet.

On May 13, 2020, in connection with the Second Amendment to the 2018 Credit Agreement, we amended our $500,000 interest rate swap to modify the LIBOR floor from 0.00% to 1.00%. The amended terms of the interest rate swap reflect the 1.00% LIBOR floor included in the Amended Credit Agreement. The amendment results in continued hedge accounting treatment as the changes in fair value will be recorded in other comprehensive income. The fair value of the amended interest rate swap is subject to movements in LIBOR and will fluctuate in future periods.

Convertible Senior Notes Offering

On May 15, 2020, we issued $168,000 aggregate principal amount of 3.25% convertible senior notes due 2025 (the “Notes”) in a private placement, including pursuant to the grant to the initial purchasers of $140,000 aggregate principal amount of the Notes, an option to purchase up to an additional $28,000 aggregate principal amount of Notes. The private placement offering closed on May 15, 2020. The net proceeds from this offering were approximately $162,977 (including net proceeds relating to the issuance of the additional Notes), after deducting the initial purchasers’ discount and before the cost of offering expenses. The initial conversion price will be approximately $41.51 per share of common stock and will be subject to adjustment if certain events occur. We intend to use the net proceeds from this offering for general corporate purposes, which includes applying at least 50% of the amount by which the net proceeds exceed $100,000 to the repayment of debt under our credit facilities as required by the Second Amended Credit Agreement.

We expect our annual cash interest to increase by approximately $5,460 as a result of issuance of the Notes. In addition, diluted earnings per share may be negatively impacted by the Notes because of the dilutive nature of the potential conversion into shares of common stock.

Financing Needs

At April 30, 2020, our long-term debt (excluding any financing component of our interest rate swap and unamortized debt issuance costs) of $976,875, net of our cash and cash equivalents of $115,766, was $861,109. Stockholders’ equity as of that date was $688,469.

Our operating segments generate significant cash from operations. At April 30, 2020, we had a cash balance of $115,766, of which $41,790 was held by foreign subsidiaries. Our foreign cash is needed by our foreign subsidiaries for

(dollar amounts in thousands except share and per share data or as otherwise noted) 37

Cantel Medical Corp.         2020 Third Quarter Form 10-Q
working capital purposes as well as for current international growth initiatives. Accordingly, our foreign unremitted earnings are considered indefinitely reinvested and unavailable for repatriation. We believe that our current cash position, including the proceeds we received as part of the Notes offering in May 2020, and our anticipated cash flows from operations in the upcoming quarters as we recover from the COVID-19 pandemic will be sufficient to satisfy our worldwide cash operating requirements for the foreseeable future based upon our existing operations, particularly given that we historically have not needed to borrow for working capital purposes. At June 9, 2020, approximately $729 was available under our Amended Credit Agreement.

Critical Accounting Policies
There were no changes to our critical accounting policies from those disclosed in our 2019 Annual Report on Form
10-K.

The following discussion supplements our Critical Accounting Policy for Goodwill and Intangible Assets as it relates to the goodwill and indefinite-lived intangible assets impairment tests performed as of April 30, 2020. We review goodwill and indefinite-lived intangible assets for impairment annually on May 1st of each fiscal year or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. As a result of the COVID-19 pandemic and the impact to our sales volume and related income from operations within our Dental reporting unit, our share price decline, as well as the general uncertainty and volatility in the economic environments in which we operate, we engaged a third-party valuation firm to perform quantitative interim goodwill and indefinite-lived intangible asset impairment tests as of April 30, 2020.

Goodwill. In estimating the Dental reporting unit’s fair value, we performed an extensive valuation analysis, utilizing both income and market-based approaches. The determination of the fair value of the Dental reporting unit requires us to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions, utilizing Level 3 inputs, primarily include, but are not limited to, market multiples, control premiums, the discount rate, terminal growth rates, operating income before depreciation and amortization, and capital expenditures forecasts. As a result of this analysis, we have determined that the fair value of the Dental reporting unit was in excess of its carrying value as of April 30, 2020, by approximately $153,000, or 15.2%. From a sensitivity perspective, if the discount rate used for the Dental reporting unit had been hypothetically increased by 100 basis points at April 30, 2020, the Dental reporting unit’s fair value would approximate its carrying value. In addition, if our analysis in the future indicates additional unfavorable impacts related to the ongoing COVID-19 pandemic, an increase in discount rates, or a degradation in the overall markets served by our Dental reporting unit, it could result in an impairment of the carrying value of goodwill to its implied fair value. There can be no assurance that our future goodwill impairment testing will not result in a charge to earnings.

Indefinite-lived Intangible Assets. We base our measurement of fair value of our Dental reporting unit’s indefinite-lived intangible assets, which primarily consist of the Hu-Friedy trade name and trademarks, using the relief-from-royalty method. This method assumes that the trade name and trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital. As a result of this analysis, we have determined that the fair value of the indefinite-lived intangible assets were in excess of their respective carrying value as of April 30, 2020. From a sensitivity perspective, if the discount rate had been hypothetically increased by 100 basis points at April 30, 2020, the fair value of these indefinite-lived intangible assets would still exceed their respective carrying value. In addition, if our analysis in the future indicates additional unfavorable impacts related to the ongoing COVID-19 pandemic, an increase in discount rates, or a degradation in the use of the trade names and trademarks, it could result in an impairment of the carrying value of the indefinite-lived intangible assets to their implied fair value. There can be no assurance that our future indefinite-lived intangible asset impairment testing will not result in a charge to earnings.

Forward-looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and other securities laws. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, or forecasts about our businesses, the industries in which we operate, and the current beliefs and assumptions of management; they do not relate strictly to historical or current facts. Without limiting the foregoing, words or phrases such as “expect,” “anticipate,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “may,” “could,” “aspire,” and variations of such words and similar expressions generally identify forward-looking statements. In addition, any statements that refer to predictions or projections of our future financial performance, anticipated growth, strategic objectives, performance drivers and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions about future events, activities or developments and are subject to numerous risks,

(dollar amounts in thousands except share and per share data or as otherwise noted) 38

Cantel Medical Corp.         2020 Third Quarter Form 10-Q
uncertainties, and assumptions that are difficult to predict, including the impacts of the COVID-19 pandemic on our operations and financial results, general economic conditions, technological and market changes in the medical device industry, our ability to execute on our strategy, risks associated with operating our international business, including limited operating experience and market recognition in new international markets, changes in United States healthcare policy at both the state and federal level, product liability claims resulting from the use of products we sell and distribute, and risks related to our intellectual property and proprietary rights needed to maintain our competitive position. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made. Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under Item 1A of the 2019 Annual Report on Form 10-K, entitled Risk Factors, as well as our Quarterly Report on Form 10-Q under Part II, Item 1A, entitled Risk Factors, as further updated by our Current Report on Form 8-K dated May 12, 2020. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

During the period covered by this Quarterly Report on Form 10-Q, no changes occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

        None.

39

Cantel Medical Corp.         2020 Third Quarter Form 10-Q
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our 2019 Annual Report on Form 10-K, as further updated by our Current Report on Form 8-K dated May 12, 2020, except as noted below. The risk factors disclosed in Part I, Item 1A to our 2019 Annual Report on Form 10-K, as further updated by our Current Report on Form 8-K dated May 12, 2020, in addition to the other information set forth in this report, could materially affect our business, financial condition, or results of operations.

The effects of the COVID-19 pandemic have significantly impacted global economic conditions and have affected our operations, supply chain, distribution, sales force, as well as the financial stability of hospitals and other customers, and could cause a reduction in all operative procedures, which could materially adversely affect our business, results of operations, financial condition, and stock price. On March 11, 2020, the World Health Organization (“WHO”) characterized the Novel Coronavirus Disease 2019 (“COVID-19”) as a pandemic. On March 13, 2020, the President of the United States declared a national emergency in response to the COVID-19 pandemic. In an effort to control the spread of COVID-19, governments around the world, including in the U.S., have implemented measures including quarantines, “shelter in place” orders, “stay at home” orders, travel restrictions, business operation restrictions, school closures, and other similar types of measures. The impact of the pandemic, while still evolving, has caused significant economic and financial uncertainty in the U.S. and around the world, generating concerns the effects will lead to a global recession or depression. Governments around the world are attempting to mitigate the economic impact by passing fiscal stimulus measures to assist monetarily with the impacts of COVID-19. Furthermore, variance in actions by governments around the world, economic or otherwise, could result in disparate impact on businesses, including our business, and lead to impactful geopolitical instability.

We are unable to assess with certainty the extent to which COVID-19 impacts our future results. Those impacts will depend on future developments that are highly unpredictable and uncertain, such as the severity of the pandemic and global actions in response thereto. Our existing insurance coverage will not provide protection for all of the COVID-19-related disruption that has or may arise during this time. Our management team is focused on mitigating adverse effects of the pandemic, thereby shifting their focus from other priorities. Should these conditions worsen, or endure for an extended period of time, we may face operational and other risks that we faced prior to the pandemic but are elevated due to the disruption of the pandemic. We continue to assess our business operations and the impact COVID-19 may have on our financial results, but there are no assurances that such analysis will enable us to avoid or precisely forecast the impact or consequences of COVID-19, including business downturns and/or a recession. A recession or depression could materially affect our business, including but not limited to our future access to capital, and negatively impact the value of our stock.

Our ability to manufacture products may be materially adversely impacted by the coronavirus. Similar to many other employers in the U.S., we are requiring many employees to work remotely. We have continued to operate certain manufacturing facilities to date in compliance with federal, state and local orders regarding COVID-19. The health of the Company’s workforce is our top concern. Accordingly, our management team may have to enact further precautionary measures to minimize any impact to our employees. Should our ability to manufacture as a result of COVID-19 be impacted it may not be possible for us to manufacture relevant products at required levels or at all. We may not be able to obtain necessary products or components from our suppliers and vendors due to the additional constraints. A reduction or interruption in any of our manufacturing processes could have a material adverse effect on our business, results of operations, financial condition and cash flows which include, without limitation, our liquidity or access to, or cost of, credit. We are unable to quantify the full extent of the impact nor is it able to predict the ultimate consequences. Moreover, continuation of manufacturing operations may be dependent upon adequate access to personal protective equipment (“PPE”). In the event that access to PPE is constrained, manufacturing operations maybe impacted.

Our sales have been materially adversely impacted by the coronavirus. In March 2020, the Centers for Medicare and Medicaid Services (“CMS”) recommended the postponement of elective procedures until further notice to preserve PPE. The American College of Surgeons (the “ACS”), following CMS, called for hospitals to “minimize, postpone or cancel” elective procedures until the COVID-19 outbreak slows down. On April 16, 2020, the President of the United States announced a plan that would allow elective surgeries to resume. On April 17, 2020, the ACS released a guide for health care facilities preparing to resume elective surgery once the COVID-19 disease was under control in their respective areas. The postponement from March of elective surgeries has negatively impacted the demand for and sales of our products. We have sales representatives and service technicians that require the ability to meet with health care providers in person to discuss our products and service our products. Moreover, continuation of sales maybe dependent upon adequate access to PPE in order to gain access to health care providers. In the event that access to PPE is constrained, sales may be impacted. The current “shelter in place” and social distancing mandates may negatively affect demand by limiting the ability of our sales force to maintain their contacts with health care personnel for an unknown period of time. Additionally, variance on a state-by-state basis of the resumption of elective surgeries may further impact our business. There is also a risk that our customers will not be able to purchase our

(dollar amounts in thousands except share and per share data or as otherwise noted) 40

Cantel Medical Corp.         2020 Third Quarter Form 10-Q
products or pay for such products on a timely basis, or at all. As a result, we are uncertain as to whether our sales force, distributors, and customers will be able to increase or maintain current levels of sales or pricing, which could materially adversely impact our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table represents information with respect to common stock purchases we made during the current quarter:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the program
February 1 - February 29	438,953	$64.51	—	—
March 1 - March 31	1,832	$60.88	—	—
April 1 - April 30	368	$38.95	—	—
Total	441,153	$64.48	—	—

We do not currently have a repurchase program. In February, we repurchased 438,359 of our common shares from the former Hu-Friedy owners in connection with the acquisition. All of the remaining shares purchased during the current quarter represent shares surrendered to us to pay employee withholding taxes due upon the vesting of restricted stock.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information
None.

Item 6. Exhibits

4.1	Indenture, dated as of May 15, 2020, between Cantel Medical Corp. and Wells Fargo Bank, National Association, as Trustee

10.1	Stock Repurchase Agreement, dated as of February 13, 2020, by and between Cantel Medical Corp. and Dental Holding, LLC.

10.2	Second Amendment, dated as of May 11, 2020, among the Company, its subsidiary obligors party thereto, Bank of America, N.A. as administrative agent, swing line lender and L/C issuer and the lenders party thereto

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101	The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(dollar amounts in thousands except share and per share data or as otherwise noted) 41

Cantel Medical Corp.         2020 Third Quarter Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANTEL MEDICAL CORP.

Date: June 9, 2020

	By:	/s/ George L. Fotiades
George L. Fotiades
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Shaun M. Blakeman
Shaun M. Blakeman
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Brian R. Capone
Brian R. Capone
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

(dollar amounts in thousands except share and per share data or as otherwise noted) 42