Form 10-K
period 2020-07-31
CANTEL MEDICAL CORP
filed 2020-09-25
CIK 19446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, as quoted by the New York Stock Exchange on that date: $2,770,207,632.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on August 31, 2020: 42,162,536

Documents incorporated by reference: Portions of the definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 2020 Annual Meeting of Stockholders of Registrant are hereby incorporated by reference into Part III of this Form 10-K and certain documents are incorporated by reference into Part IV.

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
PART I

Item 1. Business.

Overview

Throughout this document, references to “Cantel,” “us,” “we,” “our” and the “Company” are references to Cantel Medical Corp. and its subsidiaries, except where the context makes it clear the reference is to Cantel Medical Corp. itself and not its subsidiaries. Unless otherwise indicated, references in this Form 10-K to 2020, 2019, 2018 or “fiscal” 2020, 2019, 2018 or other years refer to our fiscal year ended July 31, of that respective year, and references to “fiscal” 2021 refer to our fiscal year ending July 31, 2021.

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

Cantel 2.0

During fiscal 2020, we announced a new set of initiatives titled “Cantel 2.0” representing key strategic priorities for the next several years. Among these commercial priorities are a new focus on sales into ambulatory surgery centers (“ASCs”), enhanced focus on driving the adoption of the “Complete Circle of Protection” portfolio for large hospital systems and the expanded penetration of our procedure products into Europe.

COVID-19

The unprecedented nature of the COVID-19 pandemic has adversely impacted the global economy and has had, and will continue to have a significant direct and indirect effect on our businesses and operations. The extent to which these events may impact our business, financial condition, results of operations and cash flows, will depend on future developments which are highly uncertain and many of which are outside our control. Such developments include the ultimate geographic spread and duration of the pandemic, new information which may emerge concerning the severity of the COVID-19 virus, the effectiveness and intensity of measures to contain the COVID-19 virus and address its impacts, and the economic impact of the pandemic and the reactions to it. Such developments, among others, depending on their nature, duration and intensity, have had and could continue to have an adverse effect on our business, financial condition, results of operations and cash flows. Please see Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis” for further discussion on COVID-19.

To date, we have been able to continue our operations with limited disruptions to supply and manufacturing. Although it is difficult to predict the broad macroeconomic effects that the COVID-19 virus will have on industries or individual companies, we have assessed the possible effects and outcomes of the pandemic on, among other things, our supply chain, customers and distributors, discounts and rebates, employee base, product sustainability, research and development efforts, product pipeline and consumer demand. We have implemented several measures to proactively reduce operating costs, conserve liquidity and navigate through this unprecedented situation. These management cost reduction measures include salary reductions, employee furloughs, reductions to travel and expenses and the deferral of certain operating and capital expenditures.
Information Related to Reportable Segments:
Medical

General. Our Medical segment designs, develops, manufactures, sells and installs a comprehensive offering of products and services comprising a complete circle of infection prevention solutions. Our products include endoscope reprocessing and endoscopy procedure products. Our endoscope reprocessing products and services include:

•a full range of automated endoscope reprocessing systems,
•high-level disinfectants and sterilants,
•detergents,
•leak testing and manual cleaning products,
•storage cabinets and transport systems,
•manual cleaning products,
•endoscope process tracking products, including software,

(dollar amounts in thousands except share and per share data or as otherwise specified) 3

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
•other consumables, accessories and supplies used to high-level disinfect rigid endoscopes, flexible endoscopes and other instrumentation, and
•technical maintenance service on our products.

    Our endoscopy procedure products are designed to eliminate the challenges associated with proper cleaning and high-level disinfection of numerous reusable components used in gastrointestinal (GI) endoscopy procedures. Our procedure products include:

•CO2 and water irrigation pumps and disposable procedure kits,
•sterile irrigation tubing, and
•single-use valves.

Our endoscopy products, most of which are proprietary medical devices subject to rigorous standards and regulations, contribute to the safe and effective use of endoscopes in healthcare facilities throughout the world and improve the quality of healthcare delivery by reducing the threat of nosocomial (hospital/healthcare facility acquired) infections. In addition, our disposable procedure products provide greater patient safety and infection prevention through the replacement of reusable devices requiring disinfection with our single-use products. In particular, such products are intended to reduce the challenges associated with proper cleaning and high-level disinfection of numerous reusable components used in GI endoscopy procedures.

We design, develop and manufacture most of our endoscopy products. Our Medical segment offers various preventative maintenance programs, repair services and user training programs to support the effective operation of reprocessing systems over their lifetime. Our field service personnel and international third-party distributors install, maintain, upgrade and repair equipment.

Sales, Marketing and Distribution. We sell and service our full line of endoscopy products through our direct field sales and clinical support service organizations in the United States, Canada, the United Kingdom, Italy, the Netherlands, Belgium, Germany, France, Singapore, Malaysia, Australia, Hong Kong and Dubai. Elsewhere in Europe, Asia Pacific and Latin America, we sell primarily through independent distribution partners. In China, we sell both directly and through distributors, based on regional market demands.

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

Life Sciences

General. Our Life Sciences segment designs, develops, manufactures, sells and installs water purification systems for medical and other bacteria controlled applications. We also provide filtration/separation and disinfectant technologies to the medical and life science markets through a worldwide distributor network. Our products and services include:

•central dialysis water purification systems,
•portable dialysis water purification systems,
•bicarbonate mixing systems,
•hollow fiber filters and other filtration and separation products,
•liquid disinfectants and cold sterilization products,
•“dry fog” products,
•room temperature sterilization equipment and services,

(dollar amounts in thousands except share and per share data or as otherwise specified) 4

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
•microbiological testing services, and
•clean-room certification and decontamination services.

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

Our liquid disinfectant and cold sterilant products are used in the dialysis, medical, pharmaceutical and other industries. These products include surface disinfectants as well as chemistries used to disinfect ultrapure water systems as part of overall procedures to control the contamination of systems by microorganisms and spores. Our “Dry Fog” equipment dispenses our cold sterilant products in a micro-mist form into rooms and certain structures with complex geometries in order to achieve validated surface disinfection.

Our REVOX® Sterilization Systems and Services business provides an innovative room-temperature vapor sterilization method for use by medical device, pharmaceutical and biomedical industries. This technology provides the capability to sterilize products at room temperature, while reducing overall processing times and inventory and capital requirements associated with other industrial sterilization methods.

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

Competition. We compete with a number of large companies that have significant product portfolios and global reach, as well as a number of small companies with very limited product offerings and operations in one or a limited number of countries. On a product basis, competitors include Evoqua, IsoPure, Baxter and Steris. We believe that the ability of our Life Sciences segment to successfully compete in the water purification, filtration and disinfectant markets derives from our expertise in a FDA regulated environment, our broad product offerings, the high quality of our products and our national service coverage.

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

(dollar amounts in thousands except share and per share data or as otherwise specified) 5

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
Dental

General. We design, manufacture, sell, supply and distribute a broad selection of products used by the global dental profession, comprising a complete circle of protection. Our products include hand and powered dental instruments, infection control products, personal protective equipment (PPE) and water quality products for the dental suite. Our products include the following:

•dental hand instruments for preventive and diagnostic procedures, as well as orthodontic, restorative, endodontic and surgical procedures,
•powered dental instrumentation and accessories, specifically for ultrasonic scaling and air polishing,
•instrument reprocessing and sterility assurance products such as sterilization cassettes, cleaning solutions, biological sterilization indicators, chemical integrators and sterilization wraps and pouches,
•consumables such as towels, bibs, tray liners and sponges,
•nitrous oxide/oxygen sedation equipment and related single-use disposable nasal masks,
•personal barrier products such as face masks, shields, and hand protection products such as hand sanitizers and germicidal wipes,
•cleaning solutions, high level disinfectants and surface disinfectants,
•waterline treatment products for maintaining safe dental unit waterlines,
•treatment accessories such as saliva ejectors, evacuator tips and plastic cups, and
•preventatives such as prophy angles and prophy paste.

Significant brand names for our dental products include EVEREDGE® Scalers, IMS® Cassettes, SWIVEL™ Ultrasonic Inserts, PERMASHARP® Sutures, PROXIMATOR® Instruments, ENZYMAX® Cleaner, AXESS™ and CLEARVIEW™ Nasal Masks, SECURE FIT® Masks, ISOFLUID® Masks, ADVANTACLEAR®, DICIDE® and RAPICIDE® Disinfectants, Vista™ Waterline Treatments and DentaPure® Cartridges.

Although our dental business historically depended significantly on PPE and sterility assurance, with recent acquisitions (discussed below), our business has been diversified to cover the broader lifecycle of dental instrumentation, reprocessing and infection control.

Through Hu-Friedy Mfg. Co. LLC (“Hu-Friedy”), we are known as a global leader in hand dental instruments and infection control, providing related products, information and education through our innovative Greenlight Dental Compliance Center® online portal. Hu-Friedy was a pioneer in bringing its Instrument Management System and practices designed to make the reprocessing of dental instruments safer, more efficient and more effective.

Our Crosstex brand is a supplier of primarily single-use products, including PPE, such as surgical masks, gowns, tray liners, barriers, sterilization wraps and pouches and chemistries, such as surface disinfectants and cleaning products.

Our sterility assurance business includes biological indicators, chemical integrators and related products, both mail-in lab services and in-office biological monitoring (spore test) systems enabling hospitals, surgical centers, office-based practitioners and dental facilities to safely and accurately monitor and verify their sterilization practices and protocols.

Through Accutron, we supply nitrous oxide sedation systems and related consumables, such as sedation masks.

Sales, Marketing, and Distribution. Our dental products are sold globally to approximately 350 wholesale customers in over 100 countries. Our distribution partners primarily include major healthcare distributors, with some GPOs and buying co-operatives that sell our products to dental practices, medical facilities, veterinary clinics, and government and educational institutions. We sell dental products directly to educational institutions, government agencies and community health centers. Hu-Friedy maintains an especially strong presence in dental schools. The majority of our dental products are sold under our brand names. We also have a significant business in supplying private label products for several of our distribution partners and for other dental brand manufacturers.

Competition. We compete with a number of large companies that have significant product portfolios and global reach, as well as a number of small companies with very limited product offerings. On a product basis, competitors include Halyard Health, 3M, ASP, Steris, Danaher/Sybron, Dentsply/Sultan Healthcare, Amcor, Porter Instrument, Sterisil, ProEdge, J&J/Ethicon, LM Dental, Medicom, Young Dental, Braun/Aesculap and less expensive imported generic products from Asia and other lower cost manufacturing locations. We believe that our long-standing brands, product quality, superior customer service and breadth of portfolio are competitive advantages, and are the basis for our success in this segment.

(dollar amounts in thousands except share and per share data or as otherwise specified) 6

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
Acquisitions. On October 1, 2019, we purchased all of the issued and outstanding membership interests of Hu-Friedy. Hu-Friedy is a leading global manufacturer of instruments and instrument reprocessing systems serving the dental industry.

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

Dialysis

General. We design, develop, manufacture, sell and service reprocessing systems and sterilants for dialyzers (a device serving as an artificial kidney), as well as dialysate concentrates and supplies utilized for renal dialysis. Our renal dialysis products include:

•hemodialysis concentrates and other ancillary supplies,
•medical device reprocessing systems, and
•sterilants and disinfectants.

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

Competition. In our Dialysis segment, our most significant competition comes from manufacturers of single-use dialyzers, particularly Fresenius, the largest dialysis chain in the U.S. and a manufacturer of single-use dialyzers. All or substantially all Fresenius dialysis clinics exclusively use single-use dialyzers and therefore have no need for dialyzer reprocessing equipment.

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

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
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
    We believe that we are currently compliant in all material respects with applicable regulatory requirements. However, there can be no assurance that future or current regulatory, governmental or private action will not have a material adverse effect on us or on our performance, results or financial condition. See Item 1A, “Risk Factors.”

Sources and Availability of Raw Materials

We purchase raw materials, sub-assemblies, components and other supplies from numerous suppliers in the U.S. and abroad. The principal raw materials and supplies that we use to conduct operations include chemicals, paper, resin, stainless steel and plastic components. These raw materials are generally obtainable from several sources and in sufficient quantities within the lead times specified to vendors.

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

As of July 31, 2020, we held 97 U.S. patents and 373 foreign patents, with 53 U.S. patents pending and 107 foreign patents pending. The majority of our U.S. and foreign patents for individual products are effective for twenty years from the initial filing date. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country. In addition, we license from independent third parties under patents, trade secrets and other intellectual property, the right to manufacture and sell certain of our products. In the aggregate, these intellectual property assets and licenses (each of which is long-term) are of material importance to our business.

Our products and services are sold around the world under various trade names, trademarks and brand names, which we consider to be valuable in the marketing of our products in each segment. As of July 31, 2020, we had 2,360 trademark registrations in the United States and in various foreign countries in which we conduct business, as well as 26 trademark applications pending worldwide.

Seasonality

Our Dental segment (primarily as a result of the Hu-Friedy acquisition) experiences higher sales volumes during the months of July, August and September as dental schools prepare for their upcoming school year. Our other business segments are not significantly affected by seasonal trends.

Principal Customers

None of our customers accounted for 10% or more of our consolidated net sales during fiscal 2020, 2019 or 2018. As described below, none of our segments are reliant upon a single customer, but some of our segments are currently reliant on a few customers. See Item 1A, “Risk Factors.”

Our Life Sciences segment is reliant on two customers, who collectively accounted for approximately 41.7%, 40.2% and 48.0% of segment net sales in fiscal 2020, 2019 and 2018, respectively.

Our Dental segment is reliant on three customers, who collectively accounted for approximately 42.0%, 47.6% and 45.1% of segment net sales in fiscal 2020, 2019 and 2018, respectively.

Our Dialysis segment is reliant on two customers (one of which is the same customer noted above under our Life Sciences segment), who collectively accounted for approximately 41.0%, 41.0% and 40.6% of our Dialysis segment net sales in fiscal 2020, 2019 and 2018, respectively.

(dollar amounts in thousands except share and per share data or as otherwise specified) 8

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
Backlog

As of July 31, 2020, our consolidated backlog was $106,623 compared with $102,925 as of July 31, 2019. The majority of the backlog included our Life Sciences segment, which had backlog of $41,470 and $50,272 as of July 31, 2020 and July 31, 2019, respectively, and our Medical segment, which had a backlog of $41,860 and $33,469 as of July 31, 2020 and July 31, 2019, respectively. The majority of our backlog is expected to be recognized as revenue within one year of such date.

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

Quality Assurance

We manufacture, assemble and package most of our products in the United States and, to a significantly lesser extent, in Italy, Germany, China and elsewhere. Each of our production facilities is dedicated to particular processes and products. We have implemented quality assurance procedures to support the quality and integrity of our manufacturing process and products.

Environmental Matters

We anticipate that our compliance with federal, state, and local laws and regulations, relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, will not have any material effect on our capital expenditures, earnings or competitive position.

Employees

As of July 31, 2020, we employed 3,669 persons, of whom 2,527 are located in the United States, 652 are located in Europe, the Middle East and Africa, 432 are located in Asia and Australia, and 58 are located in Canada. We consider our relations with our employees to be satisfactory.

Sales to Iran

From time to time, we ship certain of our products to Iran, and conduct related activities, in accordance with licenses issued by the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury. The Iranian sales were generally conducted through distributors, some of whose customers may include public hospitals owned or controlled directly or indirectly by the Iranian government.

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

(dollar amounts in thousands except share and per share data or as otherwise specified) 9

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
We make available, free of charge through the investor relations section of our website, our reports on Forms 10‑K, 10‑Q and 8‑K, and amendments to those reports, filed with or furnished to the SEC as soon as reasonably practicable after they are filed or furnished to the SEC. The address for our website is www.cantelmedical.com. Also available on our website are our Corporate Governance Guidelines, Charters of the Nominating and Governance Committee, Compensation Committee and Audit Committee, and Code of Conduct. Information contained on our website is not part of, and is not incorporated in, this or any other report we file with or furnish to the SEC.

Forward Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and other securities laws. These statements are based on current expectations, estimates, or forecasts about our businesses, the industries in which we operate, and the current beliefs and assumptions of management; they do not relate strictly to historical or current facts. Without limiting the foregoing, words or phrases such as “expect,” “anticipate,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “may,” “could,” “aspire” and variations of such words and similar expressions generally identify forward-looking statements. In addition, any statements that refer to predictions or projections of our future financial performance, anticipated growth, strategic objectives, performance drivers and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions about future events, activities or developments and are subject to numerous risks, uncertainties, and assumptions that are difficult to predict, including the impacts of the COVID-19 pandemic on our operations and financial results, general economic conditions, technological and market changes in the medical device industry, our ability to execute on our strategy, risks associated with operating our international business, including limited operating experience and market recognition in new international markets, changes in United States healthcare policy at both the state and federal level, product liability claims resulting from the use of products we sell and distribute, and risks related to our intellectual property and proprietary rights needed to maintain our competitive position. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made. Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under Item 1A, “Risk Factors” of this Annual Report on Form 10-K. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 1A. Risk Factors.

We are subject to various risks and uncertainties relating to or arising out of the nature of our businesses and general business, economic, financing, legal and other factors or conditions that may affect us. We provide the following cautionary discussion of risks and uncertainties relevant to our businesses, which we believe are factors that, individually or in the aggregate, could have a material and adverse impact on our business, results of operations, financial condition and cash flows, or could cause our actual results to differ materially from expected or historical results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

The effects of the COVID-19 pandemic have significantly impacted global economic conditions and have affected our operations, supply chain, distribution, sales force, as well as the financial stability of hospitals and other customers, and could cause a reduction in all operative procedures, which could materially adversely affect our business, results of operations, financial condition, cash flows and stock price. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. On March 13, 2020, the President of the United States declared a national emergency in response to the COVID-19 pandemic. In an effort to control the spread of COVID-19, governments around the world, including in the U.S., have implemented measures including quarantines, “shelter in place” orders, “stay at home” orders, travel restrictions, business operation restrictions, school closures and other similar types of measures. The impact of the pandemic, while still evolving, has caused significant economic and financial uncertainty in the U.S. and around the world, generating concerns the effects will lead to a global recession or depression. Governments around the world are attempting to mitigate the economic impact by passing fiscal stimulus measures to assist monetarily with the impacts of COVID-19. Furthermore, variance in actions by governments around the world, economic or otherwise, could result in disparate impact on businesses, including our business, and lead to impactful geopolitical instability.

We are unable to assess the extent to which COVID-19 impacts our future results. Those impacts will depend on future developments that are highly unpredictable and uncertain, such as the severity and length of the pandemic and global actions in

(dollar amounts in thousands except share and per share data or as otherwise specified) 10

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
response thereto. Our existing insurance coverage will not provide protection for all of the COVID-19-related disruption that has occurred or may arise during this time. Our management team is focused on mitigating adverse effects of the pandemic, thereby shifting their focus from other priorities. Should these conditions worsen, or endure for an extended period of time, we may face operational and other risks that we faced prior to the pandemic but are elevated due to the disruption of the pandemic. We continue to assess our business operations and the impact COVID-19 may have on our financial results, but there are no assurances that such analysis will enable us to avoid or precisely forecast the impact or consequences of COVID-19, including business downturns and/or a recession. A recession or depression could materially affect our business, including but not limited to our future access to capital, and negatively impact the value of our stock.

Our ability to manufacture products may be materially adversely impacted by COVID-19. Similar to many other employers in the U.S., we are requiring many employees to work remotely. We have continued to operate certain manufacturing facilities to date in compliance with federal, state and local orders regarding COVID-19. The health of our workforce is our top concern. Accordingly, our management team may have to enact further precautionary measures to minimize any impact to our employees. Should our ability to manufacture as a result of COVID-19 be impacted it may not be possible for us to manufacture certain products and we may not be able to obtain necessary products or components from our suppliers and vendors due to supply constraints. A reduction or interruption in any of our manufacturing processes could have a material adverse effect on our business, results of operations, financial condition and cash flows which include, without limitation, our liquidity or access to, or cost of, credit. We are unable to quantify the full extent of the impact and cannot predict the ultimate consequences of COVID-19. Moreover, the continuation of manufacturing operations may be dependent upon adequate access to PPE. In the event that access to PPE is constrained, manufacturing operations may be impacted.

Our sales have been materially adversely impacted by COVID-19. In March 2020, the Centers for Medicare and Medicaid Services (“CMS”) recommended the postponement of elective procedures until further notice to preserve PPE. The American College of Surgeons (the “ACS”), following CMS, called for hospitals to “minimize, postpone or cancel” elective procedures until the COVID-19 outbreak slows down. In April 2020, the President of the United States announced a plan that would allow elective surgeries to resume and the ACS released a guide for health care facilities preparing to resume elective surgery once the COVID-19 disease was under control in their respective areas. The postponement of elective surgeries has negatively impacted the demand for and sales of our products. We have sales representatives and service technicians that require the ability to meet with health care providers in person to discuss and service our products. Moreover, continuation of sales may be dependent upon adequate access to PPE in order to gain access to health care providers. In the event that access to PPE is constrained, sales may continue to be impacted. The “shelter in place” and “social distancing” mandates have had and may continue to negatively affect demand by limiting the ability of our sales force to maintain their contact with health care personnel for an unknown period of time. There is also a risk that our customers will not be able to purchase our products or pay for such products on a timely basis, or at all. As a result, we are uncertain as to whether our sales force, distributors and customers will be able to increase or maintain current levels of sales or pricing, which could materially adversely impact our business now and in the future.

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

We face continued competition in our endoscopy disposable procedure products from larger competitors. We have seen increased activity by our larger competitors to include infection prevention endoscopy disposable procedure products in their

(dollar amounts in thousands except share and per share data or as otherwise specified) 11

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
existing market share and bundling agreements. As purchasing decisions continue to be consolidated with GPOs and in a smaller number of IDNs, competitors with broader portfolios will have a competitive advantage in offering a wider range of discounts. If such approach expands, we could face declines in growth or loss of market share, as well as reduced profit margin, for our endoscopy disposal procedural products.

We face increased competition in the water purification system market due to the alliance of kidney dialysis machine suppliers and water purification system suppliers. Outside of the U.S., we believe there is a trend in formal or informal bundling partnerships and arrangements between kidney dialysis machine suppliers and companies offering medical water purification systems that compete with our systems. The ability to bundle these products offers a competitive advantage to such suppliers, which include Baxter (dialysis machine)/Gambro (water system), B. Braun (dialysis machine)/Lauer (water system), and Fresenius (dialysis machine)/Vivonic (water system). The bundling approach being used by B. Braun/Lauer, and the business combination of Fresenius and Vivonic, represent competitive threats to our dialysis water business. If such business combinations and bundling approaches expand in the U.S. and we do not succeed in forming an alliance with a high-quality supplier of kidney dialysis machines, we can lose our current competitive advantages and experience a material loss of net sales and a decrease in margins in our water purification system business.

The market for our dialysis reprocessing products is limited to dialysis centers that reuse dialyzers. The decrease in the reuse portion of the dialysis market in the U.S. accelerated significantly in recent years and such decrease is expected to continue. Our dialyzer reprocessing products are limited to use by clinics that choose to clean, sterilize and reuse dialyzers, rather than discard the dialyzers after a single-use. Today, only a small number of all dialysis procedures in the U.S. reuse dialyzers. The downward trend in reuse dialyzers in the U.S. had accelerated in recent years which resulted in the sale of no reuse dialyzers in the U.S. for the past several fiscal years. Further, the most significant manufacturers of reuse dialyzers have indicated that they will be ceasing their manufacture of such products. As such, clinics that currently utilize reuse dialyzers will continue to convert to single use dialyzers, which will continue the downward trend and likely eliminate our sale of dialyzer reprocessors and related single-use products in the U.S. at some point in the near future. The reduction of our dialysis reuse business has had an adverse effect on our Dialysis segment business, which has reduced our margins and net income in this segment.

We face significant challenges in growing our dialysate concentrate sales. The reduced sales of our dialysis reuse products were significantly mitigated by increased sales in our dialysate concentrate during the past several years, which sales are anticipated to remain at similar levels during fiscal 2021. However, no assurance can be given that we will succeed at increasing sales in the near or long term. Fresenius, the largest dialysis chain in the U.S., manufactures dialysate concentrate itself and therefore provides dialysate concentrate to its own dialysis clinics. DaVita and certain international customers have also continued their reduction of dialysate concentrate purchases from us as a result of the highly competitive and price sensitive market for such product. In addition, there is increased demand in the market for powdered dialysate products principally due to the lower costs associated with shipping such products. However, we do not manufacture powdered dialysate products.

Because a significant portion of our Life Sciences and Dental segment net sales comes from a few large customers, any significant decrease in sales to these customers, due to industry consolidation or otherwise, could harm our operating results. In our Life Sciences segment, two customers collectively accounted for 41.7% of our fiscal 2020 net sales for this segment. The loss of a significant amount of business from either of these two customers would have a material adverse effect on our Life Sciences segment. The distribution network in the U.S. dental industry is concentrated, with relatively few distributors of consumable products accounting for a significant share of the sales volume to dentists. Accordingly, net sales and profitability of our Dental segment are highly dependent on our relationships with a limited number of large distributors. During fiscal 2020, the top three customers of our Dental segment accounted for 42.0% of its net sales. The loss of a significant amount of business from any of these three customers would have a material adverse effect on our Dental segment. In addition, because our Dental segment products are primarily sold through third-party distributors and not directly to end users, we cannot control the amount and timing of resources that our distributors devote to our products. There can be no assurance that there will not be a loss or reduction in business from one or more of our major customers. In addition, we cannot assure that net sales from customers that have accounted for significant net sales in the past, either individually or as a group, will reach or exceed historical levels in any future period.

Our industry is experiencing significant scrutiny and regulation by governmental authorities, which may lead to greater regulation in the future. Our medical devices and our business activities are subject to rigorous regulation, including by the FDA, EPA, Department of Justice (“DOJ”), and numerous other federal, state, and foreign governmental authorities. These authorities and members of Congress have been increasing their scrutiny of our industry. In addition, certain state governments and the federal government have enacted legislation aimed at increasing transparency of our interactions with healthcare providers. As a result, we are required by law to disclose payments and other transfers of value to healthcare providers licensed

(dollar amounts in thousands except share and per share data or as otherwise specified) 12

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
by certain states and to all U.S. physicians and U.S. teaching hospitals at the federal level. Any failure to comply with these legal and regulatory requirements could adversely impact our business. In addition, we may continue to devote substantial time and financial resources to further develop and implement policies, systems, and processes to comply with enhanced legal and regulatory requirements, such as the European Union's General Data Protection Regulation, several of which may expose us to significant penalties or fines and may also impact our business. We anticipate that governmental authorities will continue to scrutinize our industry closely, and that additional regulation may increase compliance and legal costs, exposure to litigation, and other adverse effects to our operations. Moreover, as directed by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), the SEC has implemented reporting and disclosure requirements related to the use of certain minerals, known as “conflict minerals” (specifically, tantalum, tin, tungsten (or their ores), and gold) which are mined from the Democratic Republic of the Congo and adjoining countries. There are costs associated with complying with these disclosure requirements, including for diligence in regards to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities, if appropriate. Although we have not historically had any issues, that could change if such materials are found to be used in our products. As of the date of our conflict minerals report for the 2019 calendar year, although we fully complied with the regulation, we were unable to obtain the necessary information on conflict minerals from all of our suppliers and were unable to determine that all of our products are conflict free. We may continue to face difficulties in gathering this information in the future. We may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we implement.

Our businesses are heavily reliant on certain raw materials and can be adversely impacted by rising prices and potential governmental changes to import and tariff policies. We purchase raw materials, sub-assemblies, components and other supplies essential to our operations from numerous suppliers in the U.S. and abroad. The principal raw materials that we use to conduct operations include chemicals, paper, resin, stainless steel and plastic components. From time to time we experience price increases for raw materials, with no guarantee that such increases can be passed along to our customers. In addition, although fuel and oil prices have been at relatively low levels, an increase in prices can also have a significant adverse impact on transportation costs related to both the purchasing and delivery of products and services. If costs materially increase in the future, we may not be able to implement price increases to our customers, which would adversely impact our gross margins. Our business is also subject to risks associated with U.S. and foreign legislation and regulations relating to imports, including quotas, duties, tariffs or taxes, and other charges or restrictions on imports, which could adversely affect our operations and our ability to import products at current or increased levels. We cannot predict whether additional U.S. and foreign customs quotas, duties (including antidumping or countervailing duties), tariffs, taxes or other charges or restrictions, requirements as to where raw materials must be purchased, additional workplace regulations or other restrictions on our imports will be imposed upon the importation of our products in the future or adversely modified, or what effect such actions would have on our cost of operations. Future quotas, duties or tariffs may have a material adverse effect on our business, financial condition, results of operations or cash flows. Future trade agreements could also provide our competitors with an advantage over us, or increase our costs, either of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

The acquisition of new businesses and product lines, which has inherent risks, is an important part of our growth strategy. We intend to grow, in part, by acquiring new products and businesses and we are limited by our credit agreement as to the level of cash consideration we can deploy as part of such acquisitions. The success of this strategy depends upon several factors, including our ability to identify and acquire appropriate products and businesses, including obtaining required regulatory (such as antitrust) approvals, obtain financing for acquisitions on terms that are favorable or acceptable, integrate acquired operations, personnel, products, technologies and regulatory procedures into our organization effectively, retain and motivate key personnel and retain the customers and suppliers of acquired companies, realize expected benefits such as perceived tax benefits and synergies and successfully promote and increase sales and profits of acquired product lines. We also may not be able to sustain the rates of growth that we have experienced in the past, whether by acquiring businesses or otherwise. In addition, we often experience competition from third parties interested in the same acquisition candidate. This may result in increases in the price paid for acquisition candidates. In addition, assumptions regarding the growth of businesses we acquire may differ from actual results. Other risks and uncertainties related to acquisitions include delays in realizing the benefits of the transactions, including achievement of anticipated operating efficiencies and synergies and other transaction benefits as well as forecasted sales and earnings, diversion of management’s time and attention, difficulties in implementing and maintaining uniform standards, controls, procedures and policies and risks associated with the assumption of contingent or undisclosed liabilities of acquired companies.

Given the subjective nature of the assumptions used in the determination of fair value calculations, we may potentially have significant earnings volatility in our future results of operations. In addition, we have occasionally used our stock as partial

(dollar amounts in thousands except share and per share data or as otherwise specified) 13

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
consideration for acquisitions, such as in the Hu-Friedy acquisition. Our common stock may not remain at a price at which it can be used as consideration for acquisitions without diluting our existing stockholders, and potential acquisition candidates may not view our stock attractively. We have a significant amount of goodwill and intangible assets on our balance sheet related to acquisitions. If future operating results of the acquired businesses are significantly less than the results anticipated at the time of the acquisitions, we may be required to incur impairment charges.

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

Our international business subjects us to a number of risks and our limited operating experience and market recognition in new international markets may limit our international expansion strategy and cause our international return on investments and growth to suffer. Our international business subjects us to a number of risks and complications associated with manufacturing, sales, services and other operations outside of the U.S.. These include risks associated with foreign currency exchange rate fluctuations, difficulties in enforcing agreements and collecting receivables through some foreign legal systems, enhanced credit risks in certain European countries as well as emerging market regions, foreign customers with longer payment cycles than customers in the U.S., tax laws that could restrict our ability to use tax attributes, offset gains, or repatriate funds, and tariffs and exchange controls or other trade restrictions including transfer pricing restrictions when products produced in one country are sold to an affiliated entity in another country. Our future growth depends in part on our international expansion efforts, including efforts in emerging markets such as China. We have limited experience with regulatory environments and market practices internationally, and we may not be able to penetrate or successfully operate in locations and environments unfamiliar to us. Additionally, global operations are subject to risks and uncertainties, including political and economic instability, general economic conditions, imposition of government controls, the need to comply with a wide variety of foreign and U.S. export laws and trade restrictions. In connection with our expansion efforts we may encounter obstacles we did not face in North America, including cultural and linguistic differences, differences in regulatory environments, labor and market practices, difficulties in keeping abreast of market, business and technical developments, foreign customers’ requirements and preferences, and the difficulty of administering business overseas. Further, sales practices in certain international markets may be inconsistent with our desired business practices and U.S. and other legal requirements, which may impact our ability to expand as planned. We may also encounter difficulty expanding in new international markets because of competitors already entrenched in the market, and our limited brand recognition leading to delayed acceptance of our products in these new international markets. Our failure to develop new markets or disappointing growth outside of existing markets may negatively affect our return on investments relating to our international expansion efforts. In addition, we may experience difficulties in enforcing intellectual property rights or weaker intellectual property right protections in some countries.

Further, international markets are increasingly being affected by economic pressure to contain reimbursement levels and healthcare costs, and certain international markets may also be impacted by foreign government efforts to understand healthcare practices and pricing in other countries, which could result in increased pricing transparency across geographies and pressure to harmonize reimbursement and ultimately reduce the selling prices of our products. Most international jurisdictions have regulatory approval and periodic renewal requirements for medical devices, and countries that previously did not have regulatory requirements for medical devices may adopt such requirements. We must comply with these requirements in order to market our products in these jurisdictions. In addition, the trend in countries around the world toward more stringent regulatory requirements for product clearance, changing reimbursement models, and more rigorous inspection and enforcement activities has generally caused or may cause us and other medical device manufacturers to experience more uncertainty, delay, risk and expense, including the European Union’s enactment of the Medical Devices Regulation. We expect that the international regulatory environment will continue to evolve, which could impact our ability to obtain approvals for our products in those jurisdictions, and thereby have a material impact on our business. Further, any significant changes in the competitive, political, legal, regulatory, reimbursement or economic environment where we conduct international operations may have a material impact on our business, financial condition, results of operations or cash flows.

The withdrawal of the United Kingdom (the “U.K.”) from the European Union (the “EU”), commonly referred to as “Brexit,” may adversely impact our ability to obtain regulatory approvals of our products in the EU, result in restrictions or imposition of taxes and duties for importing our product candidates into the EU, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the EU. On January 31, 2020, the U.K. withdrew from the EU. Under the withdrawal agreement agreed between the U.K. and the EU, the U.K. will be subject to

(dollar amounts in thousands except share and per share data or as otherwise specified) 14

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
a transition period until December 31, 2020 (the “Transition Period”) during which EU rules will continue to apply. During the Transition Period, negotiations between the U.K. and the EU are expected to continue in relation to the future customs and trading relationship between the U.K. and the EU following the expiration of the Transition Period. Due to the current COVID-19 global pandemic, negotiations between the U.K. and the EU scheduled for March, April and May have either been postponed or occurring in a reduced forum via video conference. There is, therefore, an increased likelihood that the Transition Period may need to be extended beyond December 31, 2020 (although it remains the position of the U.K. government that it will not be extended). Since we have a significant presence in the U.K., these changes may adversely affect our operations, financial results and cash flows.

Health care policy changes on both the federal and state levels may have a material adverse effect on us. In response to perceived increases in health care costs in recent years, there have been and continue to be proposals by the federal government, state governments, regulators and third-party payers to control these costs and, more generally, to reform the U.S. health care system. Certain of these proposals could limit the prices we are able to charge for our products or the amounts of reimbursement available for our products and could limit the acceptance and availability of our products. The adoption of some or all of these proposals could have a material adverse effect on our financial position, results of operations or cash flows. In addition, various healthcare reform proposals have also emerged at the state level. We cannot predict with certainty what healthcare initiatives, if any, will be implemented at the state level, or what the ultimate effect of federal healthcare reform or any future legislation or regulation may have on us or on our customers’ purchasing decisions regarding our products and services.

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

Competition from lower cost manufacturing facilities such as those located in China, Southeast Asia and certain locations within North America could result in a reduction in our net sales of dental products due to reduced average selling prices or our customers no longer purchasing certain products from us. Despite expensive shipping costs, quality concerns, sustainability issues and other matters, some of our competitors manufacture certain dental products in lower cost locations such as China, Southeast Asia and certain locations within North America. Although we believe the quality of our dental products, which are generally produced in the U.S., are superior, our sales in the future may be adversely affected by either loss of sales or reductions in the prices of our products as a result of this lower cost competition. Price erosion resulting from lower cost competition did not have a material adverse impact on our business during fiscal 2020, but no assurance can be given that we will not face increased competition in the future.

We are subject to extensive government regulation, which may delay or prevent new product introduction and subject us to citations, fines and other regulatory actions. Our operations are subject to extensive regulation by governmental and private agencies in both the U.S. and in other countries where we do business. In the U.S., our products and services are regulated by the FDA and other regulatory authorities. In many foreign countries, sales of our products are subject to extensive regulations that may or may not be comparable to those of the FDA. In Europe, our products are regulated primarily by country and community regulations of those countries within the European Economic Area and must conform to the requirements of those authorities. The regulatory agencies regulate the testing, manufacturing, recordkeeping, storage, packaging, labeling, marketing, distribution, reporting, safety and import and export of medical supplies and devices. Certain international regulatory bodies also impose import restrictions, tariff regulations, duties and tax requirements. In general, unless an exemption applies, a medical device or product or service must receive regulatory approval or clearance before it can be marketed or sold. Delays in agency review can significantly delay new product introduction and may result in a product becoming “dated” or losing its market opportunity before it can be introduced. In addition, the FDA and other agency clearances generally are required before we can make significant modifications to existing products or market new claims or uses for existing products. The FDA also has the authority to require a recall or modification of products in the event of a defect or other issues. The process of obtaining

(dollar amounts in thousands except share and per share data or as otherwise specified) 15

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
marketing clearances and approvals from regulatory agencies for new products (or modifications to, or additional claims or uses for, existing products) can be time consuming and expensive. There is no assurance that clearances or approvals will be granted or that agency review will not involve delays that would adversely affect our ability to commercialize our products. During the past several years, the FDA, in accordance with its standard practice, has conducted a number of inspections of our manufacturing facilities to ensure compliance with regulatory standards relating to our testing, manufacturing, storage and packaging of products. On occasion, following an inspection, the FDA has called our attention to certain “Good Manufacturing Practices” compliance deficiencies. If we fail to meet QSRs or violate applicable FDA, EPA or other laws or regulations or if any of our medical devices are found to be ineffective or pose an unreasonable health risk, or if we fail to adequately correct violations or comply with requests by regulatory agencies, we could be subject to reports or warning letters, citations and fines as well as additional regulatory action including an order to recall, replace, repair, or refund non-compliant medical devices, which may have material reputational and financial impacts. Further, regulatory agencies could detain or seize adulterated or misbranded medical devices, or ban such medical devices. The regulatory agencies may also impose operating restrictions, enjoin and/or restrain certain conduct resulting in violations of applicable law pertaining to medical devices, including a hold on approving new devices until issues are resolved to its satisfaction, and assess civil or criminal penalties against our officers, employees, or us. The regulatory agencies may also recommend prosecution to the DOJ. Federal, state and foreign regulations regarding the manufacture and sale of our products are subject to change. We cannot predict what impact, if any, such changes might have on our business. In addition, there can be no assurance that regulation of our products will not become more restrictive in the future and that any such development would not have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Our operations, products and services expose us to the risk of environmental, health and safety liabilities, costs and violations that could adversely affect our reputation and financial results. In the ordinary course of certain of our manufacturing processes, we use various chemicals and other regulated substances. Our operations, products and services are subject to environmental laws and regulations, which impose limitations on the discharge of pollutants into the environment and establish standards for the use, generation, treatment, storage and disposal of hazardous and non-hazardous wastes. Although we are not aware of any material claims involving violation of environmental or occupational health and safety laws or regulations, there can be no assurance that such a claim may not arise in the future, which could have a material adverse effect on us. We must also comply with various health and safety regulations in the U.S. and abroad in connection with our operations. We can give no assurance that our environmental, health and safety compliance programs have been or will at all times be effective. Failure to comply with any of these laws and regulations could result in civil and criminal, monetary and non-monetary penalties and damage to our reputation. In addition, we cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws and regulations will not exceed our estimates or adversely affect our financial condition, results of operations or cash flows. In addition, we may incur costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. We are also from time to time party to personal injury or other claims brought by private parties alleging injury due to the presence of or exposure to hazardous substances. We may also become subject to additional remedial, compliance or personal injury costs due to future events such as changes in existing laws or regulations, changes in agency direction or enforcement policies, developments in remediation technologies, changes in the conduct of our operations and changes in accounting rules. We cannot assure you that any liabilities arising from past or future releases of, or exposures to, hazardous substances will not adversely affect our reputation or adversely affect our business, financial condition, results of operations or cash flows.

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

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
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

Currency fluctuations and trade barriers could adversely affect our results of operations. A portion of our products in all of our business segments are exported to and imported from a variety of geographic locations, and our business could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rates of exchange of various currencies, tariff increases and import and export restrictions, affecting all of such geographies including but not limited to the U.S., Canada, the European Union, the United Kingdom, Australia, and Asia. Changes in the value of the Euro, British Pound, Canadian dollar, Australian dollar, Singapore dollar, Chinese Renminbi, Sri Lankan Rupee and Japanese Yen against the U.S. dollar affect our results of operations because certain cash bank accounts, accounts receivable and liabilities of Cantel and its subsidiaries are denominated and ultimately settled in U.S. dollars, Euros, British Pounds, Canadian dollars, Australian dollars, Singapore dollars, Chinese Renminbi, Sri Lanka Rupees, or Japanese Yen, but must be converted into each entity’s functional currency. Furthermore, the financial statements of subsidiaries in the EU, United Kingdom, Canada, Australia, China, Sri Lanka and Japan are translated using the accounting policies described in Note 2 to our consolidated financial statements in Part II, Item 8 of this report, and therefore are impacted by changes in the Euro, British Pound, Canadian dollar, Australian dollar, Chinese Renminbi, Sri Lankan Rupee and Japanese Yen exchange rates relative to the U.S. dollar.

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

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
as litigation and regulatory action. There can be no assurances that our protective measures will prevent future attacks that could have a significant impact on our business.

If we are unable to retain key personnel, our business could be adversely affected. Our success is dependent to a significant degree upon the efforts of key members of our management. Although none of our key executives has an employment agreement with the Company, each key executive is covered by the Company’s Executive Severance and Change in Control Plan. In addition, we have short and long term incentive plans for our key executives that are designed in part to have a retentive effect on the executives. However, there can be no assurance that the terms of the severance agreements or incentive plans will have such an effect. We believe the loss or unavailability of any such individuals could have a material adverse effect on our business. In addition, our success depends in large part on our ability to attract and retain highly qualified scientific, technical, sales, marketing and other personnel. Competition for such personnel is intense and there can be no assurance that we will be able to attract and retain the personnel necessary for the development and operation of our businesses.

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

The accounting method for our convertible debt that may be settled in cash could have a material effect on our reported financial results. Accounting standards require us to separately account for the liability and equity components of convertible debt instruments, such as our convertible debt, that may be settled entirely or partially in cash upon conversion, in a manner that reflects the issuer's economic interest cost. The accounting for our convertible debt requires an equity component of the convertible debt to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date, and that the value of the equity component be treated as debt discount for purposes of accounting for the debt component of our convertible debt. As a result, we will record a greater amount of non-cash interest expense as a result of the amortization of the debt discount over the applicable term of the convertible debt. We will report larger net losses, or lower net income, in our financial results as these results will include both the non-cash amortization of the debt discount and the cash interest on the notional value of the debt, which could adversely affect our reported or future financial results and the trading price of our common stock. In addition, under certain circumstances, convertible debt instruments, such as our convertible debt, that may be settled entirely or partly in cash, may be accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the convertible debt are not included in the calculation of diluted earnings per share, except to the extent that the conversion value of the convertible debt exceeds the principal amount. In August 2020, the FASB issued ASU 2020-06, “(Subtopic 470-20): Debt—Debt with Conversion and Other Options” (“ASU 2020-06”), which will require us to use the “if-converted” method when calculating diluted earnings per share for convertible instruments. As the treasury stock method will no longer be permitted beginning in our fiscal year 2022, our diluted earnings per share could be adversely affected.

The conditional conversion feature of our convertible debt if triggered, may adversely affect our financial condition and operating results. In the event the conditional conversion feature of our convertible debt is triggered, holders of the debt will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders of the notes do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

We may not have the ability to raise the funds necessary to settle conversions of the notes or to repurchase the notes upon a fundamental change, and our debt may contain limitations on our ability to pay cash upon conversion or repurchase of the notes. If a fundamental change occurs at any time prior to the maturity date, subject to certain conditions, holders will have the right, at their option, to require us to repurchase for cash all or part of their notes at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest thereon, to, but excluding, the fundamental change repurchase date. In addition, upon conversion of the notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than cash in lieu of any fractional share), we will be required to make cash payments in respect of the notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to repurchase the notes surrendered therefor or settle the notes being converted. In addition, our ability to repurchase the notes or to pay cash upon conversions of the notes may be limited by law, regulatory authority or agreements governing our indebtedness. Our failure to repurchase the notes at a time when a repurchase is required by the indenture governing the notes

(dollar amounts in thousands except share and per share data or as otherwise specified) 18

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
or to pay any cash payable upon future conversions of the notes as required by the indenture would constitute a default under the indenture and could also lead to a default under our credit agreement. A default under the indenture governing the notes or the fundamental change itself could also lead to a default under agreements governing our other existing or future indebtedness, including our credit agreement. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay such indebtedness and repurchase the notes or make cash payments upon conversions thereof.

Our level of debt may adversely impact our liquidity, restrict our operations and ability to respond to business opportunities, and increase our vulnerability to adverse economic and industry conditions. As of July 31, 2020, our total indebtedness was $1,113,375 in aggregate principal, which includes the principal portion of our convertible debt. Our level of debt could have significant consequences which include, but are not limited to, limiting our ability to obtain additional financing for working capital, capital expenditures, acquisitions or other general corporate purposes, requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, imposing financial and other restrictive covenants on our operations, including limiting our ability to (i) declare or pay dividends or repurchase shares of our common stock, (ii) purchase assets, make investments and complete acquisitions, and (iii) dispose of assets, and making us more vulnerable to economic downturns and limiting our ability to withstand competitive pressures or take advantage of new opportunities to grow our business. Our ability to meet our debt service obligations, comply with our debt covenants and deleverage depends on our cash flows and financial performance, which are affected by financial, business, economic and other factors. The rate at which we will be able to or choose to deleverage is uncertain. Failure to meet our debt service obligations or comply with our debt covenants could result in an event of default under the applicable indebtedness. We may be unable to cure, or obtain a waiver of, an event of default or otherwise amend our debt agreements to prevent an event of default thereunder on terms acceptable to us or at all. In that event, the debt holders could accelerate the related debt, which may result in the cross-acceleration or cross-default of other debt, leases or other obligations. We may not have sufficient funds available to repay accelerated indebtedness, and we may be required to refinance all or part of our debt, sell important strategic assets at unfavorable prices, incur additional indebtedness or issue common stock or other equity securities, which we may be unable to do on terms acceptable to us, in amounts sufficient to meet our needs or at all. Our inability to service our debt obligations or refinance our debt could have a material adverse effect on our business, operating results, financial condition and cash flows. Further, if we are unable to repay, refinance or restructure our secured indebtedness, the holder of such debt could proceed against the collateral securing that indebtedness. Refinancing our indebtedness may also require us to expense previous debt issuance costs or to incur new debt issuance costs.

We may not be successful in executing our “Cantel 2.0” commercial initiatives. In 2020, we announced a new set of initiatives titled “Cantel 2.0” representing key strategic priorities for the next several years. Among these commercial priorities are a new focus on sales into ASCs, enhanced focus on driving the adoption of the “Complete Circle of Protection” portfolio for large hospital systems and the expanded penetration of our procedure products into Europe. Our ability to successfully execute on these key strategic initiatives is uncertain given the competitive dynamics in each of our markets. In particular, we are dedicating significant new commercial resources to our ASC strategy, and the customer receptivity to our offering may not be successful.

Item 1B. Unresolved Staff Comments.

None.

(dollar amounts in thousands except share and per share data or as otherwise specified) 19

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
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

Location	Owned/Leased	Purpose	Square Footage	Segment
Plymouth, MN (multiple)	Owned	Administrative, sales, R&D & land	267,000	Medical, Dialysis, Life Sciences
Des Plaines, IL	Owned	Manufacturing, warehousing & administrative	162,000	Dental
Rush, NY	Owned	Manufacturing, warehousing & administrative	138,000	Dental
Rogers, MN	Leased	Distribution	131,000	Medical
Chicago, IL	Leased	Manufacturing & administrative	93,000	Dental
Conroe, TX (multiple)	Owned	Administrative, sales, R&D, manufacturing, warehousing & training	70,000	Medical
Hauppauge, NY	Owned	Administrative, sales, manufacturing & warehousing	65,000	Dental
Shanghai, China	Leased	Manufacturing, warehousing & administrative	63,000	Dental
Conroe, TX (multiple)	Leased	Executive, sales, administrative, R&D & training	57,000	Medical
Southend-on-Sea, U.K.	Owned	Manufacturing, warehousing & administrative	55,000	Medical
Hauppauge, NY	Owned	Manufacturing	52,000	Dental
Minneapolis, MN	Leased	Manufacturing, warehousing & administrative	51,000	Life Sciences
Sharon, PA	Owned	Manufacturing & warehousing	50,000	Dental
Plymouth, MN	Leased	Warehousing	44,000	Life Sciences
Lawrenceville, GA	Leased	Manufacturing & warehousing	41,000	Dental
West Chicago, IL	Leased	Manufacturing, distribution & administrative	40,000	Dental
Pomezia, Italy	Owned	Manufacturing, warehousing & administrative	35,000	Medical
Santa Fe Springs, CA	Leased	Manufacturing & warehousing	35,000	Dental
Phoenix, AZ	Leased	Manufacturing, administrative & warehousing	31,000	Dental
Richmond Hill, ON	Leased	Administrative & warehousing	25,000	Life Sciences
Skippack, PA	Leased	Sales, administrative, warehousing & regeneration	23,000	Life Sciences
Lowell, MA	Leased	Sales, administrative, warehousing & regeneration	21,000	Life Sciences

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the New York Stock Exchange under the symbol “CMD.” On August 31, 2020, we had 165 record holders of common stock. A number of such holders of record are brokers and other institutions holding shares of common stock in “street name” for more than one beneficial owner.

(dollar amounts in thousands except share and per share data or as otherwise specified) 20

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
The following table represents information with respect to purchases of common stock made by the Company during the fourth quarter of fiscal 2020:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be under the plan or programs
May 1 - May 31	4,056	$35.94	—	—
June 1 - June 30	—	$—	—	—
July 1 - July 31	1,176	$43.88	—	—
	5,232	$37.73	—	—
_______________________________________________
(1)The Company does not currently have a share repurchase program. All of the shares purchased during the fourth quarter of fiscal 2020 represent shares surrendered to the Company to pay employee withholding taxes due upon the vesting of restricted stock.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total returns of the Russell 2000 index and the Dow Jones U.S. Health Care Equipment & Services index over the same period (assuming an investment of $100 in our common stock and in each of the indexes on July 31, 2015, and where applicable, the reinvestment of all dividends).

Comparison of 5 Year Cumulative Total Return Among Cantel Medical Corp. Common Stock,
the Russell 2000 Index and the Dow Jones U.S. Health Care Equipment & Services Index

$200
$175
$150
$125
$100
$75
07/31/15
07/31/16
07/31/17
07/31/18
07/31/19
07/31/20
Cantel Medical Corp.
Russell 2000 Index
Dow Jones U.S. Health Care Equipment & Services Index

	July 31,
	2015	2016	2017	2018	2019	2020
Cantel Medical Corp.(1)	$100.00	$122.23	$135.71	$169.85	$169.49	$86.93
Russell 2000 Index	$100.00	$100.00	$118.45	$140.64	$134.43	$128.26
Dow Jones U.S. Health Care Equipment & Services Index	$100.00	$105.81	$122.36	$153.07	$169.27	$199.76
________________________________________________
(1)$100 invested on July 31, 2015 in Cantel Medical Corp.'s common stock or index, including reinvestment of dividends. Indexes are calculated on month-end basis.

(dollar amounts in thousands except share and per share data or as otherwise specified) 21

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
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

	Year Ended July 31,
Consolidated Statements of Income Data	2020	2019	2018	2017	2016
Net sales	$1,016,048	$918,155	$871,922	$770,157	$664,755
Cost of Sales	580,075	490,701	457,951	402,997	355,569
Gross profit	435,973	427,454	413,971	367,160	309,186

Income from operations	48,307	83,519	121,664	110,410	97,251
Interest expense, net	41,355	9,505	5,289	4,303	3,320
Other income	—	(1,305)	(1,138)	(126)	—
Income before income taxes	6,952	75,319	117,513	106,233	93,931
Income taxes	(6,756)	20,277	26,472	34,855	33,978
Net income	$13,708	$55,042	$91,041	$71,378	$59,953
Earnings Per Share Data
Weighted average basic shares outstanding	42,238,282	41,700,926	41,567,722	41,468,487	41,344,013
Weighted average diluted shares outstanding	42,309,216	41,757,116	41,635,078	41,542,765	41,390,194
Basic earnings per common share	$0.32	$1.32	$2.18	$1.71	$1.44
Diluted earnings per common share	$0.32	$1.32	$2.18	$1.71	$1.44
Dividends per common share	$0.105	$0.20	$0.17	$0.14	$0.12
Other Financial Data
Net cash provided by operating activities	$136,857	66,931	$125,912	$108,193	$80,268
Capital expenditures	33,796	95,438	37,698	27,065	18,889
Acquisition of businesses, net of cash acquired	721,350	40,644	87,488	70,044	94,528
Depreciation	30,441	21,510	17,473	15,045	11,989
Amortization	32,961	20,849	17,357	18,407	13,095
	July 31,
Consolidated Balance Sheets Data	2020	2019	2018	2017	2016
Cash and cash equivalents	$277,871	$44,535	$94,097	$36,584	$28,367
Total assets	2,071,754	1,070,366	963,708	786,373	694,532
Working capital	467,130	200,396	203,460	150,592	126,407
Long-term debt	1,113,375	233,000	200,000	126,000	116,000
Stockholders’ equity	729,599	661,537	608,867	523,932	454,370

(dollar amounts in thousands except share and per share data or as otherwise specified) 22

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
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

Overview

Cantel is a leading provider of infection prevention and control products and services in the healthcare market, specializing in the following reportable segments: Medical, Life Sciences, Dental and Dialysis. Most of our equipment, consumables and supplies are used to help prevent the occurrence or spread of infections. We operate our four segments through wholly-owned subsidiaries in the U.S. and internationally.

COVID-19

The unprecedented nature of the COVID-19 pandemic has adversely impacted the global economy and has had, and will continue to have a significant direct and indirect effect on our businesses and operations. The extent to which these events may impact our business, financial condition, results of operations and cash flows, will depend on future developments which are highly uncertain and many of which are outside our control. Such developments include the ultimate geographic spread and duration of the pandemic, new information which may emerge concerning the severity of the COVID-19 virus, the effectiveness and intensity of measures to contain the COVID-19 virus and address its impacts, and the economic impact of the pandemic and the reactions to it. Such developments, among others, depending on their nature, duration and intensity, have had and could have an adverse effect on our business, financial condition, results of operations and cash flows. To date, we have been able to continue our operations with limited disruptions in supply and manufacturing. Although, it is difficult to predict the broad macroeconomic effects that the COVID-19 virus will have on industries or individual companies, we have assessed the possible effects and outcomes of the pandemic on, among other things, our supply chain, customers and distributors, discounts and rebates, employee base, product sustainability, research and development efforts, product pipeline and consumer demand. We have implemented several measures to proactively reduce operating costs, conserve liquidity and navigate through this unprecedented situation. These management cost reduction measures include salary reductions, employee furloughs, reductions to travel and expenses and the deferral of certain operating and capital expenditures. We continue to actively manage our daily cash flows and continue to evaluate additional measures that will reduce operating costs and conserve cash.

The COVID-19 pandemic negatively impacted net sales and the related operations of both our Medical and Dental segments during the second half of fiscal 2020. Gross profit as a percentage of sales for those periods was negatively impacted by decreased net sales in both the Medical and Dental segments but did benefit from certain actions taken by management to reduce variable costs in response to lower sales volume. Operating expenses as a percentage of sales decreased due to cost savings initiatives and other measures taken by management to offset the loss of sales volume due to the COVID-19 pandemic during the second half of fiscal 2020. See “Results of Operations” for a more detailed discussion.

Fiscal 2020 Summary
Key GAAP financial results for fiscal 2020 compared with fiscal 2019 were as follows:
•Net sales increased by 10.7% to $1,016,048 from $918,155, with organic sales decline of 6.0%;
•Net income decreased by 75.1% to $13,708 from $55,042; and
•Earnings per diluted share decreased by 75.4% to $0.32 from $1.32.
Key Non-GAAP financial results for fiscal 2020 compared with fiscal 2019 were as follows:
•Non-GAAP net income decreased by 29.4% to $69,852 from $98,999;
•Non-GAAP earnings per diluted share decreased by 30.4% to $1.65 from $2.37; and
•Adjusted EBITDAS increased by 1.1% to $176,702 from $174,848.
Please see a description of our Non-GAAP Financial Measures below.

(dollar amounts in thousands except share and per share data or as otherwise specified) 23

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
Acquisitions

Fiscal 2020

    On October 1, 2019, we purchased all of the issued and outstanding membership interests of Hu-Friedy Mfg. Co. LLC (“Hu-Friedy”), for total consideration (net of cash acquired), excluding acquisition-related costs, of $716,542, consisting of $662,151 of cash and $54,391 of common stock consideration (subject to adjustment), plus contingent consideration payable in cash. The additional contingent consideration payments were (i) subject to the achievement of certain commercial milestones through March 31, 2021 ranging from zero to a maximum of $50,000 and (ii) contingent upon changes in our common stock price from the date of closing through a future date subject to a registration rights agreement. Hu-Friedy is a leading global manufacturer of instruments and instrument reprocessing systems serving the dental industry and is included in our Dental segment. During the second quarter of fiscal 2020, we paid $25,000 to settle a portion of the contingent consideration arrangements related to net sales achieved for the twelve month period ended December 31, 2019. During the third quarter of fiscal 2020, we made payments totaling $35,000 to (i) repurchase a portion of the shares from the seller which were included in the equity consideration transferred at closing and (ii) settle a contingent consideration arrangement entered into at closing which was based on changes in our common stock price. For the remaining contingent consideration arrangement related to net sales and gross profit percentage, we reduced the fair value from a liability of approximately $17,210 to zero due to the impact of the COVID-19 pandemic on Hu-Friedy’s current and expected performance. See Note 3 to our consolidated financial statements in Part II, Item 8 of this report.

Results of Operations

The following table gives information as to the percentages of net sales represented by items reflected in our consolidated statements of income.

	Year Ended July 31,						Percentage Change
Statement of income data	2020		2019		2018		2020 / 2019	2019 / 2018
Net sales	$1,016,048	100.0%	$918,155	100.0%	$871,922	100.0%	10.7%	5.3%
Cost of sales	580,075	57.1%	490,701	53.4%	457,951	52.5%	18.2%	7.2%
Gross profit	435,973	42.9%	427,454	46.6%	413,971	47.5%	2.0%	3.3%

Selling	157,732	15.5%	140,232	15.3%	129,642	14.9%	12.5%	8.2%
General and administrative	197,562	19.4%	172,383	18.8%	138,019	15.8%	14.6%	24.9%
Research and development	32,372	3.2%	31,320	3.4%	24,646	2.8%	3.4%	27.1%
Total operating expenses	387,666	38.1%	343,935	37.5%	292,307	33.5%	12.7%	17.7%

Income from operations	48,307	4.8%	83,519	9.1%	121,664	14.0%	(42.2)%	(31.4)%

Interest expense, net	41,355	4.1%	9,505	1.0%	5,289	0.6%	335.1%	79.7%
Other income	—	—%	(1,305)	(0.1)%	(1,138)	(0.1)%	—%	—%
Income before income taxes	6,952	0.7%	75,319	8.2%	117,513	13.5%	(90.8)%	(35.9)%
Income taxes	(6,756)	(0.6)%	20,277	2.2%	26,472	3.1%	(133.3)%	(23.4)%
Net income	$13,708	1.3%	$55,042	6.0%	$91,041	10.4%	(75.1)%	(39.5)%

(dollar amounts in thousands except share and per share data or as otherwise specified) 24

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
    The following table gives information as to the net sales by reportable segment and geography, as well as the related percentage of such sales to the total net sales.

	Year Ended July 31,
Net sales by segment	2020		2019		2018
Medical	$468,078	46.1%	$523,669	57.0%	$473,937	54.4%
Life Sciences	195,410	19.2%	194,950	21.2%	211,210	24.2%
Dental	322,398	31.7%	167,680	18.3%	155,180	17.8%
Dialysis	30,162	3.0%	31,856	3.5%	31,595	3.6%
Total net sales	$1,016,048	100.0%	$918,155	100.0%	$871,922	100.0%
Net sales by geography
United States	$742,410	73.1%	$665,661	72.5%	$643,744	73.9%
International	273,638	26.9%	252,494	27.5%	228,178	26.1%
Total net sales	$1,016,048	100.0%	$918,155	100.0%	$871,922	100.0%

The following table gives information as to the amount of income from operations, as well as income from operations as a percentage of net sales, for each of our reportable segments.

	Year Ended July 31,
Income from operations	2020		2019		2018
Medical	$56,065	12.0%	$98,356	18.8%	$86,833	18.3%
Life Sciences	26,904	13.8%	17,528	9.0%	35,100	16.6%
Dental	3,378	1.0%	25,313	15.1%	31,707	20.4%
Dialysis	7,480	24.8%	4,922	15.5%	7,380	23.4%
Operating income by segment	93,827	9.2%	146,119	15.9%	161,020	18.5%
General corporate expenses	45,520	4.4%	62,600	6.8%	39,356	4.5%
Income from operations	$48,307	4.8%	$83,519	9.1%	$121,664	14.0%

Fiscal 2020 compared with Fiscal 2019

Net Sales

Total net sales increased by $97,893, or 10.7%, to $1,016,048 for fiscal 2020 from $918,155 for fiscal 2019. The 10.7% increase in net sales includes an increase of 17.1% in net sales due to acquisitions (offset by dispositions), offset by a decrease of 6.0% in organic sales and a decrease of 0.4% due to foreign currency translation. International net sales increased by $21,144, or 8.4%, to $273,638 for fiscal 2020 from $252,494 for fiscal 2019. The 8.4% increase in international net sales consists of a 13.6% increase due to acquisitions (net of dispositions), offset by a decrease of 3.8% in organic sales and a decrease of 1.4% due to foreign currency translation.

Medical. Net sales decreased by $55,591, or 10.6%, for fiscal 2020 compared with fiscal 2019, which consisted of a 10.0% decrease in organic sales and a decrease of 0.6% due to foreign currency translation. The decrease in organic sales was primarily driven by decreased global sales for all products lines due to the COVID-19 pandemic. Although certain international and domestic regions were impacted at different times during the latter half of the fiscal year, the postponement of certain surgical and elective medical procedures in order to prioritize/conserve available health care resources dramatically impacted our volume during the third quarter. The temporary restrictions at hospitals and the closures of ambulatory surgery centers significantly reduced sales of our procedural room products, chemistry and capital equipment, and to a somewhat lesser extent, service revenues were negatively impacted as service technicians had limited access to certain customer locations as a result of the pandemic. Surgical and elective procedures resumed during the fourth quarter of fiscal 2020 and our volume has begun to gradually recover. We expect these trends to gradually improve into fiscal 2021, but we cannot predict such trends with certainty beyond the end of our first quarter of fiscal 2021.

Life Sciences. Net sales remained relatively flat as they increased by $460, or 0.2%, for fiscal 2020 compared with fiscal 2019. The increase in net sales was driven by 2.0% organic sales growth, offset by dispositions. The increase in sales was primarily driven by the increase in sales of portable reverse osmosis units and the stabilization of capital equipment sales in our hemodialysis water business, mostly offset by the disposition of our high purity water business in Canada, which occurred in

(dollar amounts in thousands except share and per share data or as otherwise specified) 25

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
the second quarter of fiscal 2019. As the majority of our Life Sciences business supports non-elective medical treatment, the COVID-19 pandemic has not negatively impacted this business. If the pandemic continues beyond the end of our fiscal year, it could potentially impact capital equipment volume and future service revenues. Foreign currency translation decreased net sales by 0.1% for fiscal 2020.

Dental. Net sales increased by $154,718, or 92.3%, for fiscal 2020 compared with fiscal 2019, which consisted of a 95.5% increase due to acquisitions offset by a 3.2% organic sales decrease. The Hu-Friedy acquisition contributed $148,317 of net sales for fiscal 2020. The COVID-19 pandemic has significantly impacted the Dental segment as a result of the postponement of most dental procedures during the third quarter due to the closure of many dental offices in the United States resulting from federal, state and local government guidelines. Many dental procedures have resumed during the fourth quarter of fiscal 2020 and our volume has begun to gradually recover. We expect these trends to gradually improve into fiscal 2021, but we cannot predict such trends with certainty beyond the end of our first quarter of fiscal 2021.

Dialysis. Net sales decreased by $1,694, or 5.3%, for fiscal 2020 compared with fiscal 2019. The decrease was primarily due to the loss of concentrate business in certain international regions.

Gross Profit

Gross profit increased by $8,519, or 2.0%, to $435,973 for fiscal 2020 from $427,454 for fiscal 2019. Gross profit as a percentage of net sales for fiscal 2020 and 2019 was 42.9% and 46.6%, respectively. The increase in gross profit for fiscal 2020 primarily relates to the operations associated with the Hu-Friedy acquisition, partially offset by the amortization of the step-up in acquired inventory. The increase was partially offset by decreases in net sales in both the Medical and Dental segments due to the COVID-19 pandemic and the related excess capacity costs and changes in product mix, partially offset by certain actions taken by management to reduce variable costs in response to lower sales volume due to the COVID-19 pandemic. The decrease in gross profit as a percentage of net sales was driven by the leverage constraints of our fixed manufacturing costs in relation to lower sales bases and the inventory step-up amortization.

Operating Expenses

Operating expenses increased by $43,731, or 12.7%, to $387,666 for fiscal 2020 from $343,935 for fiscal 2019, primarily due to the acquired operations of Hu-Friedy and Omnia, partially offset by actions taken by management to reduce costs to offset the loss of sales volume due to the COVID-19 pandemic (including salary reductions, employee furloughs and reductions to travel and expenses). Operating expenses as a percentage of net sales for fiscal 2020 and 2019 were 38.1% and 37.5%, respectively.

Selling expenses increased by $17,500, or 12.5%, to $157,732 for fiscal 2020 from $140,232 for fiscal 2019, primarily due to the acquired operations of Hu-Friedy, partially offset by decreased commissions due to lower net sales volumes due to the COVID-19 pandemic. Selling expenses as a percentage of net sales were 15.5% and 15.3% for fiscal 2020 and 2019, respectively.

General and administrative expenses increased by $25,179, or 14.6%, to $197,562 for fiscal 2020 from $172,383 for fiscal 2019. The increase was primarily due to Hu-Friedy and Omnia operations, certain transaction and integration-related costs (including fair value adjustments to contingent consideration arrangements), restructuring-related costs, higher amortization expense and elevated depreciation expense related to our new ERP platform and our new Medical headquarters in Minnesota. These increases were partially offset by the reduction in the fair value of contingent consideration associated with the Hu-Friedy acquisition and the reduction in variable expenses from cost actions taken by management during the latter half of the fiscal year in response to lower sales volume due to the COVID-19 pandemic. General and administrative expenses as a percentage of net sales were 19.4% and 18.8% for fiscal 2020 and 2019, respectively.

 Research and development expenses (which include continuing engineering costs) increased by $1,052, or 3.4%, to $32,372 for fiscal 2020 from $31,320 for fiscal 2019. The increase was primarily a result of the acquired operations of Hu-Friedy and increased spending in our Life Sciences segment, partially offset by a reduction in research and development expense in our Medical segment. Research and development expenses as a percentage of net sales were 3.2% and 3.4% for fiscal 2020 and 2019, respectively.

(dollar amounts in thousands except share and per share data or as otherwise specified) 26

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
Operating Income

Medical. Operating income decreased by $42,291, or 43.0%, for fiscal 2020 compared with fiscal 2019. The decrease was primarily due to the impact of the COVID-19 pandemic on net sales and gross profit noted above, restructuring-related charges, elevated depreciation expense associated with our new ERP platform and our new Medical headquarters in Minnesota, partially offset by the decrease in certain operating expenses resulting from management cost reduction measures taken in response to the COVID-19 pandemic (including salary reductions, employee furloughs and reductions to travel and expenses) and to a lesser extent, lower sales commissions.

Life Sciences. Operating income increased by $9,376, or 53.5%, for fiscal 2020 compared with fiscal 2019. The increase was primarily due to a reduction of this segment’s overall expense base as a result of the disposition of our high purity water business in Canada, improved sales performance, particularly higher sales of our portable reverse osmosis units as noted above.

Dental. Operating income decreased by $21,935, or 86.7%, for fiscal 2020 compared with fiscal 2019. The decrease was primarily due to certain acquisition and integration-related costs, inventory step-up amortization, and higher depreciation and amortization expense primarily as a result of the intangible assets associated with the Hu-Friedy acquisition. The latter half of the fiscal year was negatively impacted by the COVID-19 pandemic as net sales decreased by approximately 75% during the third quarter of fiscal 2020. Management has taken certain cost reduction measures (including salary reductions, employee furloughs and reductions to travel and expenses) in response to the COVID-19 pandemic which have partially offset the impact of decreased net sales. We expect operating income to gradually improve during fiscal 2021 as our Dental business begins to recover from the COVID-19 pandemic.

Dialysis. Operating income increased by $2,558, or 52.0%, for fiscal 2020 compared with fiscal 2019. The increase was primarily due to reduction in costs, partially offset by lower net sales.

General Corporate Expenses

General corporate expenses include unallocated corporate costs primarily related to executive management personnel, as well as costs associated with certain facets of our acquisition and integration programs (including fair value adjustments to contingent consideration) and costs of being a publicly traded company. Such expenses decreased by $17,080, or 27.3%, for fiscal 2020 from fiscal 2019. The decrease was primarily due to the reduction in the fair value of contingent consideration associated with the Hu-Friedy acquisition and the reduction in variable expenses from cost actions taken by management (including salary reductions, employee furloughs and reductions to travel and expenses) in response to the COVID-19 pandemic. These cost decreases were partially offset by an increase in acquisition-related and transaction charges incurred in connection with the Hu-Friedy acquisition.

Interest Expense, Net

Interest expense, net increased by $31,850, or 335.1%, to $41,355 for fiscal 2020 from $9,505 for fiscal 2019. The increase resulted from an increase in the average outstanding debt, which includes both the term loan and revolver borrowings made to support the funding of the Hu-Friedy acquisition and to increase our liquidity. In addition, interest expense has also increased as a result of the May 2020 issuance of convertible debt, which was also done to increase our liquidity in response to the COVID-19 pandemic. Interest expense, net includes non-cash interest of $2,348 and $594 for fiscal 2020 and 2019, respectively, related to the amortization of debt issuance costs. Non-cash interest of $1,370 related to the amortization of the discount on the convertible debt was also included in fiscal 2020. Non-cash interest of $1,562 related to the amortization of the loss on terminated interest rate swaps was also included in fiscal 2020. We expect interest expense to be elevated during fiscal 2021 as a result of a full year of interest expense associated with our convertible debt and the amortization of the loss on terminated interest rate swaps.

Other Income

Other income of $1,305 for fiscal 2019 represents the gain on sale of our high purity water business in Canada.

Income Taxes

Our consolidated income taxes decreased to a benefit of $6,756 for fiscal 2020 from a provision of $20,277 for fiscal 2019. The effective tax rate for fiscal 2020 was a benefit of 97.2% and a provision of 26.9% for fiscal 2019. The tax benefit in

(dollar amounts in thousands except share and per share data or as otherwise specified) 27

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
fiscal 2020 was primarily driven by a provision under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which allowed us to carry back taxable losses up to five years, including years when the federal statutory tax rate was 35%. This was partially offset by excess tax charges related to share-based compensation, and to a lesser extent, the jurisdictional tax structure of the acquired Hu-Friedy international operations.

Fiscal 2019 compared with Fiscal 2018

    For a discussion of fiscal 2019 compared with fiscal 2018, see Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019.

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

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
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

We are required under GAAP to separately account for the liability (debt) and equity (conversion option) components of our convertible debt issued in May 2020. Accordingly, we are required to recognize non-cash interest expense that is associated with the debt discount component recorded in equity. Since the amortization of the debt discount is a non-cash expense, we excluded its impact on net income and diluted EPS to arrive at our non-GAAP financial measures as we believe that the exclusion of the non-cash interest expense provides investors an enhanced view of our operational performance related to cash flow and liquidity.

As a result of terminating our interest rate swaps during fiscal 2020, we recorded a loss in other comprehensive income which is required by GAAP to be amortized through interest expense through the original maturity date of the swaps. Since the amortization of the loss is a non-cash expense, we excluded its impact on net income and diluted EPS to arrive at our non-GAAP financial measures as we believe that the exclusion of the non-cash interest expense provides investors an enhanced view of our operational performance related to cash flow and liquidity.

Fiscal 2020

During fiscal 2020, we recorded a discrete tax benefit related to a provision under the federal CARES Act, which allowed us to carryback taxable losses up to five years. As we believe that this item was not representative of our normal effective tax rate, we excluded its impact on net income and diluted EPS for fiscal 2020 to arrive at our non-GAAP financial measures.

During fiscal 2020, we completed the disposition of a dental product line, which resulted in a pre-tax loss of $127 through general and administrative expenses. Since we believe that this loss was not representative of our ordinary course past or future expenses, we made an adjustment to our net income and diluted EPS for fiscal 2020 to exclude this loss to arrive at our non-GAAP financial measures.

Fiscal 2019

During fiscal 2019, we recorded specific discrete tax items associated with our international operations that were unrelated to fiscal 2019. As we believe that these items were not representative of our normal effective tax rate, we excluded their impact on net income and diluted EPS for fiscal 2019 to arrive at our non-GAAP financial measures.

During fiscal 2019, we completed the disposition of our high purity water business in Canada, which resulted in a pre-tax gain of $1,305 through other income. As we believe that this gain was not representative of past or future operations, we made an adjustment to our net income and diluted EPS for fiscal 2019 to exclude this gain to arrive at our non-GAAP financial measures.

During fiscal 2019, we recorded an adjustment to a minor litigation matter in our consolidated financial statements. Since we believe that these costs were irregular and mask our underlying operating performance, we made an adjustment to our net income and diluted EPS for fiscal 2019 to exclude such costs to arrive at our non-GAAP financial measures.

Fiscal 2018

    In 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) significantly revised U.S. tax law by, among other provisions, (a) lowering the applicable U.S. federal statutory income tax rate from 35% to 21%, (b) creating a partial territorial tax system that includes imposing a mandatory one-time transition tax on previously deferred foreign earnings, (c) creating provisions regarding the (1) Global Intangible Low Tax Income, (2) the Foreign Derived Intangible Income deduction, and (3) the Base Erosion Anti-Abuse Tax and (d) eliminating or reducing certain income tax deductions, such as interest expense, executive compensation expenses and certain employee expenses. During fiscal 2018, we recorded a one-time net benefit as a provisional estimate of the net accounting impact of the 2017 Tax Act in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”). Since we believe that the net favorable tax benefit was largely unrelated to our results and not representative of

(dollar amounts in thousands except share and per share data or as otherwise specified) 29

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
our normal effective tax rate, we excluded its impact on net income and diluted EPS for fiscal 2018 to arrive at our non-GAAP financial measures.

    During fiscal 2018, the Israeli Government notified us that they would forgive any future amounts due under a contingent obligation payable from a previous acquisition. As a result of this formal notification, we reduced the $1,138 contingent obligation payable to $0 during fiscal 2018, resulting in a gain through other income. Since we believe that this gain was irregular, we made an adjustment to our net income and diluted EPS for fiscal 2018 to exclude this gain to arrive at our non-GAAP financial measures.

    During fiscal 2018, we settled a patent infringement matter and also recorded an adjustment to another minor litigation matter in our consolidated financial statements. Since we believe that these costs were irregular and mask our underlying operating performance, we made an adjustment to our net income and diluted EPS for fiscal 2018 to exclude such costs to arrive at our non-GAAP financial measures.

    During fiscal 2018, we recorded a $2,785 valuation allowance on deferred tax assets related to a prior acquisition. Since we believe that this tax adjustment was related to acquired net operating losses and is not representative of our normal effective tax rate, we excluded its impact on net income and diluted EPS for fiscal 2018 to arrive at our non-GAAP financial measures.

The reconciliations of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS were calculated as follows:

	July 31,
	2020		2019		2018
Net income/Diluted EPS, as reported	$13,708	$0.32	$55,042	$1.32	$91,041	$2.18
Intangible amortization, net of tax(1)	24,944	0.59	16,021	0.38	13,267	0.32
Acquisition-related items, net of tax(2)	22,564	0.54	9,689	0.23	2,835	0.07
Restructuring-related charges, net of tax(3)	16,626	0.39	18,015	0.43	4,658	0.11
Non-cash interest, net of tax(4)	2,220	0.05	—	—	—	—
Litigation matters, net of tax(1)	—	—	134	—	1,637	0.04
Loss on debt extinguishment, net of tax(4)	—	—	—	—	91	—
Gain on disposition of business, net of tax(5)	95	—	—	—	—	—
Loss on disposition of product line, net of tax(1)	—	—	(943)	(0.02)	—	—
Resolution of contingent liability(5)	—	—	—	—	(1,138)	(0.03)
Excess tax benefits(6)	559	0.01	(584)	(0.01)	(2,173)	(0.05)
Tax matters(6)	(10,864)	(0.25)	1,625	0.04	(5,872)	(0.13)
Non-GAAP net income/Non-GAAP diluted EPS	$69,852	$1.65	$98,999	$2.37	$104,346	2.51
________________________________________________
(1)Amounts were recorded in general and administrative expenses.
(2)In fiscal 2020, pre-tax acquisition-related items of $20,121 were recorded in cost of sales and $9,978 were recorded in general and administrative expenses. In fiscal 2019, pre-tax acquisition-related items of $351 were recorded in net sales, $537 were recorded in cost of sales and $12,241 were recorded in general and administrative expenses. In fiscal 2018, pre-tax acquisition-related items of $893 were recorded in cost of sales and $3,154 were recorded in general and administrative expenses.
(3)In fiscal 2020, pre-tax restructuring-related items of $6,490 were recorded in cost of sales and $16,092 were recorded in general and administrative expenses. In fiscal 2019, pre-tax restructuring-related items of $2,243 were recorded in cost of sales, $21,507 were recorded in general and administrative expenses and $1,305 were recorded in other income, net. In fiscal 2018, pre-tax restructuring-related items of $1,517 were recorded in cost of sales and $3,814 were recorded in general and administrative expenses
(4)Amounts were recorded in interest expense, net.
(5)Amounts were recorded in other income.
(6)Amounts were recorded in income taxes.

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

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
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

The reconciliations of net income to EBITDAS and adjusted EBITDAS were calculated as follows:

	July 31,
	2020	2019	2018
Net income, as reported	$13,708	$55,042	$91,041
Interest expense, net	41,355	9,505	5,289
Income taxes	(6,756)	20,277	26,472
Depreciation	30,441	21,510	17,473
Amortization	32,961	20,849	17,357
Loss on disposal of fixed assets	1,399	1,592	768
Stock-based compensation expense	12,076	15,562	9,615
EBITDAS	125,184	144,337	168,015
Acquisition-related items(1)	29,187	13,129	4,047
Restructuring-related charges(1)	22,204	18,524	5,001
Litigation matters	—	163	2,345
Loss on disposition of product line	127	—	—
Gain on disposition of business	—	(1,305)
Resolution of contingent liability	—	—	(1,138)
Adjusted EBITDAS	$176,702	$174,848	$178,270
________________________________________________
(1)Excludes stock-based compensation expense.

    We define net debt as long-term debt (bank debt excluding unamortized debt issuance costs) plus the convertible debt (excluding unamortized debt issuance costs and unamortized discount), less cash and cash equivalents. Each of the components of net debt appears on our consolidated balance sheets and in our notes to the consolidated financial statements included in Part II, Item 8 of this report. We believe that the presentation of net debt provides useful information to investors because we review net debt as part of our management of our overall liquidity, financial flexibility, capital structure and leverage.

(Unaudited)	July 31, 2020	July 31, 2019
Long-term debt (excluding debt issuance costs)	$945,375	$233,000
Convertible debt (excluding debt issuance costs and discount)	168,000	—
Less cash and cash equivalents	(277,871)	(44,535)
Net debt	$835,504	$188,465

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

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
The reconciliation of net sales growth to organic sales growth for total net sales and net sales of our four reportable segments were calculated as follows:

	Net Sales	Medical Net Sales	Life Sciences Net Sales	Dental Net Sales	Dialysis Net Sales
Net sales growth	10.7%	(10.6)%	0.2%	92.3%	(5.3)%
Impact due to foreign currency translation	(0.4)%	(0.6)%	(0.1)%	—%	(0.1)%
Sales related to acquisitions	17.1%	—%	(1.7)%	95.5%	—%
Organic sales growth	(6.0)%	(10.0)%	2.0%	(3.2)%	(5.2)%

Liquidity and Capital Resources

     We assess our liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. Significant factors affecting the management of liquidity are cash flows generated from operating activities, capital expenditures, acquisitions of businesses and cash dividends. Cash provided by operating activities continues to be a primary source of funds. As necessary, we have supplemented our operating cash flow with borrowings from our revolving credit facility and other financing resources, such as convertible debt, to fund our acquisitions and related business activities.

Cash Flows

Net Cash Provided by Operating Activities. Net cash provided by operating activities increased by $69,926 to $136,857 in fiscal 2020 from $66,931 in fiscal 2019, primarily due to increased cash collections of outstanding accounts receivable, the reduction in inventory levels (excluding acquired Hu-Friedy inventory), a reduction in prepaid expenses and a reduction in cash payments resulting from restructuring-related activities (organizational leadership changes made in fiscal 2019). This was partially offset by lower net income, the timing of vendor payments and cash payments associated with Hu-Friedy acquisition-related and transaction costs incurred during the period. Net cash provided by operating activities decreased by $58,981 to $66,931 in fiscal 2019 from $125,912 in fiscal 2018 primarily due to a decrease in net income (after adjusting for non-cash items) associated with restructuring-related initiatives and acquisition-related costs. In addition, inventory purchases were higher due to the anticipation of our ERP go-live in fiscal 2019 and to continue to support demand in our Medical segment. The timing of receipts associated with accounts receivable and the timing of payments associated with accounts payable (both net of acquisitions) also contributed to this decrease. The timing of collections associated with accounts receivable was primarily driven by the implementation of our ERP system in our Medical segment during the second half of fiscal 2019.

Net Cash Used in Investing Activities. Net cash used in investing activities increased by $619,830 to $752,859 in fiscal 2020 from $133,029 in fiscal 2019, primarily due to an increase in cash paid for acquisitions, partially offset by a decrease in capital expenditures. Net cash used in investing activities increased by $7,843 to $133,029 in fiscal 2019 from $125,186 in fiscal 2018, primarily due to an increase in capital expenditures, partially offset by a decrease in cash paid for acquisitions. During fiscal 2020, 2019 and 2018, net cash used in investing activities included capital expenditures of $33,796, $95,438 and $37,698, respectively, which included expenditures for ERP software, building improvements and purchases of manufacturing and computer equipment. Capital expenditures for fiscal 2020 decreased significantly when to compared to fiscal 2019 due to a planned reduction in spending in response to COVID-19, and as a result of the ERP system implementation and the purchase of our Medical segment's new headquarters having been completed in fiscal 2019.

Net Cash Provided by Financing Activities. Net cash provided by financing activities increased by $837,968 to $852,670 in fiscal 2020 from $14,702 in fiscal 2019, primarily due to borrowings under our credit agreement made to support the Hu-Friedy acquisition and the issuance of convertible debt, partially offset by the payment of debt issuance costs associated with amending our credit agreement and convertible debt issuance. Net cash used in financing activities increased by $42,435 to $14,702 of cash provided in fiscal 2019 from $57,137 of cash used in fiscal 2018, primarily due to a net decrease in borrowings used to support acquisition-related activity, partially offset by an increase in dividend payments.

Dividends

During fiscal 2020, we paid a semi-annual cash dividend of $0.105 per outstanding share of common stock on January 31, 2020. Certain amendments made to our credit agreement temporarily limit our ability to pay dividends, and therefore, we did not pay our semi-annual cash dividend on July 31, 2020. During fiscal 2019, we paid semi-annual cash dividends that totaled $0.20 per outstanding share of common stock, of which $0.10 per share was paid on each of January 31,

(dollar amounts in thousands except share and per share data or as otherwise specified) 32

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
2019 and July 31, 2019. Future declaration of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors and are subject to restrictions in our credit agreement discussed below.

Debt

On June 28, 2018, we entered into a Fourth Amended and Restated Credit Agreement (the “2018 Credit Agreement”). The 2018 Credit Agreement refinanced our credit facility under the Third Amended and Restated Credit Agreement dated March 4, 2011, to include a $200,000 tranche A term loan and a $400,000 revolving credit facility. The 2018 Credit Agreement was set to expire on June 28, 2023.

First Amendment to Credit Agreement

On September 6, 2019, we entered into a First Amendment (the “First Amendment”), amending our Fourth Amended and Restated Credit Agreement. The First Amendment added a $400,000 delayed draw term loan facility (the “Delayed Draw Facility”), in addition to the existing tranche A term loan and existing revolving credit facility. The Delayed Draw Facility and a portion of the revolving credit facility were used to finance a portion of the cash consideration for our acquisition of Hu-Friedy. The remaining proceeds were used to refinance certain existing indebtedness of Cantel and Hu-Friedy, and to pay the fees and expenses incurred in connection therewith, as well as for working capital, capital expenditures and other corporate purposes.

Second Amendment to Credit Agreement

On May 11, 2020, we entered into a Second Amendment (the “Second Amendment”) further amending the Fourth Amended and Restated Credit Agreement (as amended, the “Amended Credit Agreement”). The Second Amendment’s principal changes include (i) increasing the maximum consolidated leverage ratio covenant for the fiscal quarter ended April 30, 2020 from 4.25x to 5.25x, (ii) suspending such financial maintenance covenant until October 31, 2021, (iii) maintaining a minimum liquidity (as defined in the Amended Credit Agreement) of at least $50,000 during the fiscal quarter ended July 31, 2020 and $75,000 during each of the following fiscal quarters ending with the fiscal quarter ending July 31, 2021, (iv) requiring us to maintain minimum consolidated EBITDA (as defined in the Amended Credit Agreement) for each period of four fiscal quarters ending on the last day of the fiscal quarters ended July 31, 2020 through July 31, 2021 and (v) limiting our ability to pay dividends and repurchase shares of our common stock during the period the consolidated leverage ratio and consolidated interest coverage ratio are suspended. We did not pay our semi-annual cash dividend on July 31, 2020.

Pursuant to the Amended Credit Agreement, subject to the satisfaction of certain conditions precedent, including the consent of the lenders, we may from time to time increase our borrowing capacity under the revolving credit facility by, or incur incremental term loans in, an aggregate amount not to exceed the sum of (i) the greater of (x) $300,000 or (y) an amount equal to two times our consolidated EBITDA (as defined in the Amended Credit Agreement), calculated on a pro forma basis, plus (ii) the aggregate principal amount of voluntary prepayments of the revolving loans and term loans, minus the aggregate principal amount of certain incremental secured indebtedness otherwise incurred.

The interest rates have been amended so that loans under the Amended Credit Agreement, until the third business day following the date on which a compliance certificate is delivered for the fiscal quarter ending October 31, 2021, bear interest at 2.00% above the base rate for base rate borrowings, or at 3.00% above LIBOR for LIBOR-based borrowings, and also provides for fees on the unused portion of the revolving credit facility at a rate of 0.50%. Thereafter, borrowings bear interest at rates ranging from 0.00% to 1.75% above base rate for base rate borrowings, or at rates ranging from 1.00% to 2.75% above LIBOR for LIBOR-based borrowings, depending on our consolidated leverage ratio, which is the consolidated ratio of total funded debt (minus certain unrestricted cash) to consolidated EBITDA (as defined in the Amended Credit Agreement). The Amended Credit Agreement also provides for fees on the unused portion of the revolving credit facility at rates ranging from 0.20% to 0.50%, depending on our consolidated leverage ratio. Interest rates have also been amended to include a 1.00% floor on all borrowings. As of July 31, 2020, the average interest rate on our outstanding borrowings was approximately 4.00%.

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

(dollar amounts in thousands except share and per share data or as otherwise specified) 33

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
    We were in compliance with all financial and other covenants under the Amended Credit Agreement at July 31, 2020. For further information regarding the Amended Credit Agreement, including a description of affirmative and negative covenants, see Note 11 to our consolidated financial statements in Part II, Item 8 of this report. Based on our current estimates regarding the magnitude and length of the disruptions to our business, we do not anticipate the COVID-19 disruptions to our business will impact our ability to maintain compliance with our debt covenants for at least the next 12 months. However, the ultimate magnitude and length of time that the disruptions from COVID-19 will continue is highly uncertain. See Item 1A. “Risk Factors” for further information of the risks associated with the compliance of our Amended Credit Agreement.

Convertible Notes

On May 15, 2020, we issued $168,000 aggregate principal amount of 3.25% convertible senior notes due 2025 (the “Notes”) in a private placement, including pursuant to the grant to the initial purchasers of $140,000 aggregate principal amount of the Notes, an option to purchase up to an additional $28,000 aggregate principal amount of Notes. The private placement offering closed on May 15, 2020. The initial conversion price is $41.51 per share of common stock (based on an initial conversion rate of 24.0912 shares of common stock per $1,000 principal amount of Notes) and will be subject to adjustment if certain events occur. The net proceeds from this offering were approximately $162,977 (including net proceeds relating to the issuance of the additional Notes), after deducting the initial purchasers’ discount and before the cost of offering expenses. As required by the Amended Credit Agreement, we were required to apply at least 50% of the amount by which the net proceeds exceeded $100,000, or $31,500, to the repayment of debt under our credit facilities in fiscal 2020. We intend to use the remaining proceeds for general corporate purposes.

Financing Needs

At July 31, 2020, our total debt (excluding debt issuance costs and unamortized discount) of $1,113,375, net of our cash and cash equivalents of $277,871, was $835,504. Stockholders' equity as of that date was $729,599. Our reportable segments generate significant cash from operations. At July 31, 2020, we had a cash balance of $277,871, of which $64,381 was held by foreign subsidiaries. Our foreign cash is needed by our foreign subsidiaries for working capital purposes as well as for current international growth initiatives. Accordingly, our foreign unremitted earnings are considered indefinitely reinvested and unavailable for repatriation. We believe that our current cash position, including the proceeds we received as part of the Notes offering in May 2020, and our anticipated cash flows from operations in the upcoming quarters as we recover from the COVID-19 pandemic will be sufficient to satisfy our worldwide cash operating requirements for the foreseeable future based upon our existing operations, particularly given that we historically have not needed to borrow for working capital purposes. At September 25, 2020, approximately $75,000 was available under our Amended Credit Agreement.

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

(dollar amounts in thousands except share and per share data or as otherwise specified) 34

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
Commitments and Contractual Obligations

As of July 31, 2020, aggregate annual required payments over the next five years and thereafter under our contractual obligations that have long-term components are as follows:

	Year Ended July 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Maturity of the credit facility	$7,375	$29,500	$29,500	$29,500	$849,500	$—	$945,375
Expected interest payments under the credit facility	48,715	47,978	46,798	45,618	10,665	—	199,774
Convertible debt	—	—	—	—	168,000	—	168,000
Operating lease obligations	10,938	8,976	7,903	6,739	5,011	11,279	50,846
Capital lease obligations	1,446	1,432	1,425	1,434	1,422	922	8,081
Other long-term obligations(1)	547	1,323	1,156	224	49	1	3,300
Total contractual obligations	$69,021	$89,209	$86,782	$83,515	$1,034,647	$12,202	$1,375,376
_______________________________________________
(1)Includes uncertain tax positions

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

Goodwill and Indefinite-lived Intangible Assets

We have recorded goodwill, trademarks, trade names and brand names, all of which have indefinite useful lives and are therefore not amortized. All of our indefinite-lived intangible assets and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. Our management is responsible for determining if impairment exists and considers a number of factors, including third-party valuations, when making these determinations.

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

As a result of the COVID-19 pandemic and the impact to our sales volume and related income from operations within our Dental reporting unit, our share price decline, as well as the general uncertainty and volatility in the economic environments in which we operate, we engaged a third-party valuation firm to perform quantitative interim goodwill and indefinite-lived intangible asset impairment tests as of April 30, 2020, as summarized below.

Goodwill. In estimating the Dental reporting unit’s fair value, we performed an extensive valuation analysis, utilizing both income and market-based approaches. The determination of the fair value of the Dental reporting unit requires us to make

(dollar amounts in thousands except share and per share data or as otherwise specified) 35

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions, utilizing Level 3 inputs, primarily include, but are not limited to, market multiples, control premiums, the discount rate, terminal growth rates, operating income before depreciation and amortization, and capital expenditures forecasts. As a result of this analysis, we have determined that the fair value of our Dental reporting unit was in excess of its carrying value as of April 30, 2020, by approximately $153,000, or 15.2%. From a sensitivity perspective, if the discount rate used for the Dental reporting unit had been hypothetically increased by 100 basis points, the Dental reporting unit’s fair value would approximate its carrying value. During the fourth quarter of fiscal 2020, we updated our quantitative analysis. The fair value of our Dental reporting unit was in excess of its carrying value by approximately $133,000, or 13.2%. In addition, if our analysis in the future indicates additional unfavorable impacts related to the ongoing COVID-19 pandemic, an increase in discount rates, or a degradation in the overall markets served by our Dental reporting unit, it could result in an impairment of the carrying value of goodwill to its implied fair value. There can be no assurance that our future goodwill impairment testing will not result in a charge to earnings.

Indefinite-lived Intangible Assets. We base our measurement of fair value of our Dental reporting unit’s indefinite-lived intangible assets, which primarily consist of the Hu-Friedy brand name, using the relief-from-royalty method. This method assumes that the brand or trade name and trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. The fair value determination of the brand name intangible assets required us to make significant estimates and assumptions related to forecasted future cash flows, including the selection of customer attrition rates, royalty rates, terminal growth rates, and discount rates. As a result of this analysis, we have determined that the fair value of the indefinite-lived intangible assets were in excess of their respective carrying value as of April 30, 2020. From a sensitivity perspective, if the discount rate had been hypothetically increased by 100 basis points at April 30, 2020, the fair value of these indefinite-lived intangible assets would still exceed their respective carrying value. In addition, if our analysis in the future indicates additional unfavorable impacts related to the ongoing COVID-19 pandemic, an increase in discount rates, or a degradation in the use of the trade names and trademarks, it could result in an impairment of the carrying value of the indefinite-lived intangible assets to their implied fair value. There can be no assurance that our future indefinite-lived intangible asset impairment testing will not result in a charge to earnings.

Given the proximity of our annual impairment assessment date, along with the gradual recovery we noted in our Dental reporting unit’s performance during the fourth quarter of fiscal 2020 at a level that exceeded our previous expectations, we did not perform an additional quantitative impairment assessment at May 1, 2020, rather we qualitatively evaluated the Dental reporting unit goodwill and indefinite-lived intangible assets for impairment and concluded that it was not more likely than not that the fair value of goodwill and indefinite-lived intangible assets were less than their respective carrying values at the annual impairment assessment date.

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

Certain liabilities and reserves are subjective in nature. We reflect such liabilities and reserves based upon the most recent information available. In conjunction with our acquisitions, such subjective liabilities and reserves principally include contingent consideration, certain deferred income tax liabilities, income tax and sales and use tax exposures, including tax liabilities related to our foreign subsidiaries, as well as reserves for accounts receivable, inventories, warranties and contingent obligations. We account for contingent consideration relating to business combinations as a liability and an increase to goodwill at the date of the acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our consolidated statements of income. We determine the fair value of contingent consideration based on future operating projections under various potential scenarios and weight the probability of these outcomes. Similarly, other acquisition-related liabilities can be required to be recorded at fair value at the date of the acquisition and continually re-measured at each balance sheet date. The ultimate settlement of liabilities relating to business combinations may be for amounts which are materially different from the amounts initially recorded and may cause volatility in our results of operations.

We allocate the purchase price of an acquired company to the tangible and identifiable intangible assets and liabilities acquired, with the remaining amount being recorded as goodwill. Intangible assets primarily include customer relationships, technology, brand names and trademarks. The assignment of fair value to the identifiable intangible assets requires judgment. We apply an income-based valuation methodology in measuring the customer relationships acquired, which include certain

(dollar amounts in thousands except share and per share data or as otherwise specified) 36

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
assumptions such as forecasted future cash flows, customer attrition rates, terminal growth rates and discount rates. Intangible assets are generally amortized on a straight-line basis, reflecting the pattern in which the economic benefits are consumed, and are amortized over their estimated useful lives. We utilize the relief-from-royalty method to determine the fair value of acquired brand names in a business combination. This method assumes that the brand or trade name and trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them.
Off-balance Sheet Arrangements

As of July 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Interest Rate Market Risk

    With respect to interest rate risk, since our credit facility consists of outstanding debt at prevailing market rates of interest, principally under LIBOR contracts ranging from one to twelve months, our market risk with respect to such debt is the increase in interest expense which would result from higher interest rates associated with LIBOR. Our outstanding variable rate debt of $945,375 at July 31, 2020 has expected annual interest payments of approximately $37,815 for fiscal 2021 using an effective interest rate of 4.00%. Therefore, a 100 basis-point increase in average LIBOR interest rates would result in incremental interest expense of approximately $9,500.

In order to hedge against the impact of fluctuations in the interest rate associated with our variable rate borrowings, in fiscal 2019, we entered into two interest rate swaps with a combined notional value of $150,000, expiring on June 28, 2023. The swaps fixed interest rates at 2.265%. In March, 2020, we terminated our existing interest rate swaps and entered into a new interest rate swap (the “March 2020 Swap”) with a notional value of $500,000, which fixed interest rates at 1.297% and was set to expire on September 6, 2024. On May 13, 2020, in connection with the Second Amendment to our credit agreement, we terminated the March 2020 Swap and entered into a new interest rate swap (the “May 2020 Swap”) with a notional value of $500,000, which included a LIBOR floor of 1.00%, fixed interest rates at 2.08% and will expire on September 6, 2024.

In connection with our interest rate swap transactions, we designate our hedge relationships as cash flow hedges. At inception, we employed the hypothetical derivative method to assess hedge effectiveness. At July 31, 2020, we performed a qualitative analysis of hedge effectiveness and will perform such qualitative analysis in future reporting periods. At July 31,

(dollar amounts in thousands except share and per share data or as otherwise specified) 37

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
2020, $5,462 was recorded in accrued expenses and $15,694 was recorded in other long-term liabilities, which represents the fair value of the interest rate swap. As of July 31, 2019, we had an asset of $486 recorded in prepaid expenses and other current assets, and an asset of $2,826 recorded in other assets, which represent the fair value of the interest rate swaps.

As these interest rate swaps were accounted for as cash flow hedges, the changes in fair value were recorded in accumulated other comprehensive loss. The fair value of these interest rate swaps is subject to movements in LIBOR and will fluctuate in future periods. As the original forecasted hedged transactions (interest payments on variable rate debt) are still probable to occur, the net loss related to the terminated swaps reported in accumulated other comprehensive income on the termination dates will be amortized to interest expense through the original maturity date of the original swaps. In fiscal 2020, we recognized $1,562 in interest expense, net relating to the non-cash amortization of the net loss on the terminated swaps reported in accumulated other comprehensive loss. We expect to recognize approximately $5,484 in interest expense, net in fiscal 2021.

Foreign Currency Market Risk

Changes in the value of the Euro, British Pound, Singapore dollar, Canadian dollar, Australian dollar, Chinese Renminbi, the Sri Lankan Rupee and Japanese Yen against the U.S. dollar affect our results of operations because certain cash bank accounts, accounts receivable and liabilities of Cantel and its subsidiaries are denominated and ultimately settled in U.S. dollars or these foreign currencies, but must be converted into each entity’s functional currency. Furthermore, the financial statements of most of our international subsidiaries are translated using the accounting policies described in Note 2 to the consolidated financial statements in Part II, Item 8 of this report, and therefore are impacted by changes in the international entities’ functional currency relative to the U.S. dollar.

We use a sensitivity analysis to assess the market risk associated with our foreign currency transactions. Market risk is defined here as the potential change in fair value resulting from an adverse movement in foreign currency exchange rates. Overall for fiscal 2020 and 2019, a uniform 15% adverse movement in foreign currency rates would have resulted in realized losses (after tax) of approximately $30,300 and $32,500, respectively. Conversely, for fiscal 2020 and 2019, a uniform 15% favorable movement in foreign currency rates would have resulted in realized gains (after tax) of approximately $30,300 and $32,500, respectively.

In order to hedge against the impact of fluctuations in the value of the Euro, British Pound, Canadian dollar, Australian dollar, Singapore dollar and Chinese Renminbi relative to the U.S. dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Euros, British Pounds, Canadian dollars, Australian dollars, Singapore dollars and Chinese Renminbi forward, which contracts are one-month in duration. These short-term contracts are designated as fair value hedge instruments. There were six foreign currency forward contracts with an aggregate notional value of $81,677 at July 31, 2020, and seven foreign currency forward contracts with an aggregate notional value of $78,264 at July 31, 2019, which covered certain assets and liabilities that were denominated in currencies other than each entity’s functional currency. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets that are denominated and ultimately settled in currencies other than each entity’s functional currency. Gains and losses related to these hedging contracts are immediately realized within general and administrative expenses due to the short-term nature of such contracts. For the fiscal years ended July 31, 2020, 2019 and 2018, such forward contracts offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than each entity’s functional currency. We do not currently hedge against the impact of fluctuations in the value of the Sri Lankan Rupee and Japanese Yen relative to the U.S. dollar because the overall foreign currency exposure relating to these currencies is currently not deemed significant. Overall, fluctuations in the rates of currency exchange did not have a material impact upon our net income in fiscal 2020 compared with fiscal 2019. For purposes of translating the balance sheet at July 31, 2020 compared with July 31, 2019, the total of the foreign currency movements resulted in a foreign currency translation gain of $11,951 for fiscal 2020, primarily due to the decrease in the value of the U.S. dollar relative to the Euro and British Pound.

(dollar amounts in thousands except share and per share data or as otherwise specified) 38

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Cantel Medical Corp.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cantel Medical Corp. and subsidiaries (the “Company”) as of July 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended July 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of July 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 25, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, effective August 1, 2019, the Company adopted FASB Accounting Standards Update 2016-02, Leases (Topic 842).
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Business Combinations – Hu-Friedy Acquisition – Customer Relationship and Brand Name Intangible Assets – Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description

The Company completed the acquisition of Hu-Friedy Mfg. Co. LLC (“Hu-Friedy”) for $717 million on October 1, 2019. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated, on a preliminary basis, to the assets acquired and liabilities assumed based on their respective fair values, including customer relationship and brand name intangible assets with an aggregate fair value of approximately $225

(dollar amounts in thousands except share and per share data or as otherwise specified) 39

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
million and $112 million, respectively. The Company estimated the fair value of the customer relationship and brand name intangible assets using the multi-period excess earnings method and relief from royalty method, respectively, which are specific discounted cash flow methods. The fair value determination of the customer relationship and brand name intangible assets required management to make significant estimates and assumptions related to forecasted future cash flows, including the selection of customer attrition rates, royalty rates, terminal growth rates, and discount rates.

We identified the customer relationship and brand name intangible assets for Hu-Friedy as a critical audit matter because of the significant estimates and assumptions management made to fair value these assets. This required a high degree of auditor judgment and an increased extent of effort, including the involvement of our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s forecasts of future cash flows, including the selection of customer attrition rates, royalty rates, terminal growth rates, and discount rates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future cash flows and the selection of the customer attrition rates, royalty rates, terminal growth rates, and discount rates for the customer relationship and brand name intangible assets for Hu-Friedy included the following, among others:

•We tested the effectiveness of controls over the valuation of the customer relationship and brand name intangible assets, including management’s controls over forecasts of future cash flows and the selection of the customer attrition rates, royalty rates, terminal growth rates, and discount rates.

•We assessed the reasonableness of fiscal year 2020 forecasted cash flows of revenues and operating margins by comparing them to Hu-Friedy’s actual 2020 cash flows.

•We assessed the reasonableness of the forecasted revenue growth rates and operating margins over the cash flow forecast period by comparing them to Hu-Friedy’s actual revenue growth rates and operating margins during the most recent historical periods.
•We performed sensitivity analyses of the significant assumptions used in the valuation model to evaluate the change in fair value resulting from changes in the significant assumptions.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodologies; (2) customer attrition rates by testing the mathematical accuracy of the rates used and comparing them to historical customer data; (3) royalty rates by testing the source information used to compare market royalty rates associated with comparable licensing agreements; (4) terminal growth rates by comparing them to industry growth rates and the projected nominal gross domestic product (GDP) growth rate; and (5) discount rates, which included testing the source information underlying the determination of the discount rates, testing the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.
Goodwill – Dental Reporting Unit – Refer to Notes 2 and 10 to the financial statements
Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company uses the discounted cash flow model to estimate fair value, which requires management to make significant estimates and assumptions related to discount rates and forecasts of future revenues and operating margins. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. On October 1, 2019, in connection with the Hu-Friedy acquisition, $277 million of goodwill was allocated to the Dental reporting unit (“Dental”) bringing the total level of Dental goodwill to $402 million as of July 31, 2020. As a result of the COVID-19 pandemic and its impact on Dental’s revenues and operating margins during the third quarter of fiscal year 2020, the Company performed an interim goodwill impairment test of Dental and determined that the fair value exceeded its carrying value by approximately 13%.

We identified the Company’s evaluation of goodwill impairment for Dental as a critical audit matter because of the projected impacts of the COVID-19 pandemic on future revenues and operating margins used to estimate cash flows. In addition, the current year acquisition of Hu-Friedy generated a significant level of goodwill that impacted the level by which Dental’s fair value exceeded its carrying value. Because of the inherent uncertainty around the timing of economic recovery, significant management judgment was required to project future revenues and operating margins utilized to estimate the fair value of

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
Dental. A high degree of auditor judgment was required when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecast of future revenues and operating margins and the selection of the discount rate, which included the involvement of our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the discount rate and forecasts of future revenues and operating margins used by management to estimate the fair value of Dental included the following, among others:

•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of Dental, such as controls related to management’s selection of the discount rate and forecasts of future revenues and operating margins.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate, including testing the source information underlying the determination of the discount rate, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rate selected by management.

•We evaluated the reasonableness of management’s forecast of future revenues and operating margins by comparing the forecasts to:

◦Historical revenues and operating margins.

◦Internal communications to management and the Board of Directors.

◦Forecasted information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies.

•Given the inherent uncertainty related to the timing of economic recovery and the resulting adverse impacts associated with the COVID-19 pandemic on Dental, we evaluated the reasonableness of management’s assumptions related to the severity of business disruption associated with the COVID-19 pandemic on Dental and timing of economic recovery by:

◦Comparing management’s analysis of the expected business disruption from the COVID-19 pandemic on Dental to the business impacts observed since the pandemic began during the Company’s fiscal year 2020.

◦Comparing management’s analysis of the timing of economic recovery to external economic recovery and industry forecasts to evaluate contradictory evidence related to management’s assumptions regarding the expected impact of the COVID-19 business disruption and timing of recovery.

◦Evaluating the impact of various alternative scenarios on the discounted cash flows and related fair value estimates.

Convertible Notes – Refer to Notes 2, 9, and 11 to the financial statements

Critical Audit Matter Description

In May 2020, the Company issued $168 million aggregate principal amount of 3.25% convertible senior notes due 2025 (the “Convertible Notes”) in a private placement. In accounting for the issuance of the Convertible Notes, the Company separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was determined by measuring the fair value of a similar debt instrument of similar credit quality and maturity which does not have an associated conversion feature. The valuation model used in determining the fair value of the liability component for the Convertible Notes includes inputs subject to management's judgment, including the nonconvertible interest rate. The carrying amount of the equity component, representing an embedded conversion option, is determined by deducting the fair value of the liability component from the principal amount of the Convertible Notes.

We identified Convertible Notes as a critical audit matter because of the complexity in applying the accounting framework for the Convertible Notes and the significant estimates and judgments made by management in the determination of the fair value

(dollar amounts in thousands except share and per share data or as otherwise specified) 41

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
of the liability component. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the appropriateness of the accounting framework and assess the reasonableness of the fair value estimates and assumptions, including the involvement of our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accounting for Convertible Notes, including the Company’s judgments and calculations related to the fair value of the liability component, included the following procedures, among others:

•We tested the effectiveness of controls over the Company’s accounting for the Convertible Notes and over the determination of the fair value of the liability component.

•With the assistance of professionals in our firm having expertise in debt issuance accounting, we evaluated the Company’s conclusions regarding the accounting treatment applied to the Convertible Notes.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and the significant assumptions used to determine the fair value of the liability component by:
◦Testing the source information underlying the fair value of the liability component and the mathematical accuracy of the calculation.
◦Developing a range of independent estimates and compared those to the fair value of the liability component determined by management.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
September 25, 2020

We have served as the Company's auditor since 2017.

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Cantel Medical Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cantel Medical Corp. and subsidiaries (the “Company”) as of July 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended July 31, 2020, of the Company and our report dated September 25, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of FASB Accounting Standards Update No. 2016-02, Leases (Topic 842).

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Hu-Friedy Mfg. Co. LLC (“Hu-Friedy”) which was acquired on October 1, 2019 and whose financial statements constitute 37.0% of total assets and 14.6% of net sales of the consolidated financial statement amounts as of and for the year ended July 31, 2020. Accordingly, our audit did not include the internal control over financial reporting at Hu-Friedy.

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

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
September 25, 2020

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
Consolidated Balance Sheets

	July 31,
	2020	2019
Assets
Cash and cash equivalents	$277,871	$44,535
Accounts receivable, net of allowance for doubtful accounts of $3,905 and $2,322	148,419	146,910
Inventories, net	167,960	138,234
Prepaid expenses and other current assets	18,443	20,920
Income taxes receivable	33,933	1,197
Total current assets	646,626	351,796

Property and equipment, net	225,222	185,242
Right-of-use assets, net	48,684	—
Intangible assets, net	480,032	141,513
Goodwill	660,172	378,109
Other long-term assets	6,231	9,425
Deferred income taxes	4,787	4,281
Total assets	$2,071,754	$1,070,366

Liabilities and stockholders’ equity
Accounts payable	$42,008	$39,450
Compensation payable	47,769	32,762
Accrued expenses	41,480	38,545
Deferred revenue	26,223	27,840
Current portion of long-term debt	7,375	10,000
Income taxes payable	4,373	2,803
Current portion of lease liabilities	10,268	—
Total current liabilities	179,496	151,400

Long-term debt	926,834	220,851
Convertible debt	124,835	—
Deferred income taxes	49,533	29,278
Long-term lease liabilities	40,679	—
Other long-term liabilities	20,778	7,300
Total liabilities	1,342,155	408,829
Commitments and Contingencies (Note 13)

Preferred stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common stock, par value $0.10 per share; Authorized 75,000,000 shares; issued 46,812,750 shares and outstanding 42,162,218 shares as of July 31, 2020; issued 46,362,902 shares and outstanding 41,771,228 shares as of July 31, 2019	4,681	4,636
Additional paid-in capital	273,040	204,795
Retained earnings	548,334	539,097
Accumulated other comprehensive loss	(27,599)	(22,197)
Treasury stock; 4,650,532 shares at July 31, 2020; 4,591,674 shares at July 31, 2019	(68,857)	(64,794)
Total stockholders’ equity	729,599	661,537
Total liabilities and stockholders’ equity	$2,071,754	$1,070,366

See accompanying Notes to Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise specified) 44

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K

Consolidated Statements of Income

	Year Ended July 31,
	2020	2019	2018
Net sales
Product sales	$892,277	$795,403	$765,158
Product service	123,771	122,752	106,764
Total net sales	1,016,048	918,155	871,922

Cost of sales
Product sales	499,843	406,514	385,597
Product service	80,232	84,187	72,354
Total cost of sales	580,075	490,701	457,951

Gross profit	435,973	427,454	413,971

Expenses:
Selling	157,732	140,232	129,642
General and administrative	197,562	172,383	138,019
Research and development	32,372	31,320	24,646
Total operating expenses	387,666	343,935	292,307

Income from operations	48,307	83,519	121,664

Interest expense, net	41,355	9,505	5,289
Other income	—	(1,305)	(1,138)

Income before income taxes	6,952	75,319	117,513

Income taxes	(6,756)	20,277	26,472

Net income	$13,708	$55,042	$91,041

Earnings per common share:
Basic	$0.32	$1.32	$2.18
Diluted	$0.32	$1.32	$2.18
Dividends per common share	$0.105	$0.20	$0.17

See accompanying Notes to Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise specified) 45

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K

Consolidated Statements of Comprehensive Income

	Year Ended July 31,
	2020	2019	2018
Net income	$13,708	$55,042	$91,041

Other comprehensive loss:
Foreign currency translation	11,951	(13,287)	(1,556)
Interest rate swap, net of tax	(17,353)	2,546	—
Total other comprehensive loss:	(5,402)	(10,741)	(1,556)

Comprehensive income	$8,306	$44,301	$89,485

See accompanying Notes to Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise specified) 46

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K

Consolidated Statements of Changes in Stockholders’ Equity

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at cost	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, August 1, 2017	41,728,934	$4,619	$174,602	$407,590	$(9,900)	$(52,979)	$523,932
Repurchases of shares	(62,559)	—	—	—	—	(7,074)	(7,074)
Stock-based compensation	—	—	9,615	—	—	—	9,615
Equity vests/option exercises	46,551	5	(5)	—	—	—	—
Cancellations of restricted stock	(6,842)	—	—	—	—	—	—
Dividends on common stock	—	—	—	(7,091)	—	—	(7,091)
Net income	—	—	—	91,041	—	—	91,041
Other comprehensive loss	—	—	—	—	(1,556)	—	(1,556)
Balance, July 31, 2018	41,706,084	4,624	184,212	491,540	(11,456)	(60,053)	608,867
Repurchases of shares	(43,734)	—	—	—	—	(4,741)	(4,741)
Stock-based compensation	—	—	15,562	—	—	—	15,562
Issuance of shares	42,703	4	3,206	—	—	—	3,210
Equity vests/option exercises	67,862	8	942	—	—	—	950
Cancellations of restricted stock	(1,687)	—	—	—	—	—	—
Dividends on common stock	—	—	—	(8,350)	—	—	(8,350)
Net income	—	—	—	55,042	—	—	55,042
Cumulative impact of ASC 606 adoption	—	—	—	865	—	—	865
Other comprehensive loss	—	—	—	—	(10,741)	—	(10,741)
Other	—	—	873	—	—	—	873
Balance, July 31, 2019	41,771,228	4,636	204,795	539,097	(22,197)	(64,794)	661,537
Repurchases of shares	(497,217)	(44)	(28,236)	—	—	(4,063)	(32,343)
Stock-based compensation	—	—	12,076	—	—	—	12,076
Issuance of shares	751,471	75	54,316	—	—	—	54,391
Equity vests/option exercises	137,914	14	905	—	—	—	919
Cancellations of restricted stock	(1,178)	—	—	—	—	—	—
Dividends on common stock	—	—	—	(4,471)	—	—	(4,471)
Net income	—	—	—	13,708	—	—	13,708
Equity component of convertible debt	—	—	29,184	—	—	—	29,184
Other comprehensive loss	—	—	—	—	(5,402)	—	(5,402)
Balance, July 31, 2020	42,162,218	$4,681	$273,040	$548,334	$(27,599)	$(68,857)	$729,599

See accompanying Notes to Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise specified) 47

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
Consolidated Statements of Cash Flows

	Year Ended July 31,
	2020	2019	2018
Cash flows from operating activities
Net income	$13,708	$55,042	$91,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,441	21,510	17,473
Amortization	32,961	20,849	17,357
Stock-based compensation expense	12,076	15,562	9,615
Deferred income taxes	15,351	(2,062)	(7,520)
Amortization of right-of-use assets	10,942	—	—
Non-cash interest expense	5,372	594	417
Inventory step-up amortization	20,100	346	902
Fair value adjustments to contingent consideration	(6,370)	113	6
Other non-cash items, net	3,839	(2,993)	(249)
Changes in assets and liabilities, net of effects of acquisitions/dispositions:
Accounts receivable	25,748	(23,048)	(3,700)
Inventories	12,363	(28,711)	(3,785)
Prepaid expenses and other assets	6,481	(2,364)	(5,169)
Accounts payable and other liabilities	(1,719)	13,325	10,614
Income taxes	(32,769)	(1,232)	(1,090)
Operating lease payments	(11,667)	—	—
Net cash provided by operating activities	136,857	66,931	125,912
Cash flows from investing activities
Capital expenditures	(33,796)	(95,438)	(37,698)
Proceeds from sale of business, net of cash retained	2,287	3,053	—
Acquisition of businesses, net of cash acquired	(721,350)	(40,644)	(87,488)
Net cash used in investing activities	(752,859)	(133,029)	(125,186)
Cash flows from financing activities
Proceeds from issuance of long-term debt	400,000	—	200,000
Repayments of long-term debt	(43,625)	(15,207)	—
Borrowings under revolving credit facility	388,900	50,000	82,300
Repayments under revolving credit facility	(32,900)	(7,000)	(208,300)
Proceeds from issuance of convertible debt	168,000	—	—
Dividends paid	(4,471)	(8,350)	(7,091)
Debt issuance costs	(17,081)	—	(2,698)
Finance lease payments	(399)	—	—
Contingent consideration payments	(1,691)	—	—
Purchases of treasury stock	(4,063)	(4,741)	(7,074)
Net cash provided by financing activities	852,670	14,702	57,137
Effect of exchange rate changes on cash and cash equivalents	(3,332)	1,834	(350)
Increase (decrease) in cash and cash equivalents	233,336	(49,562)	57,513
Cash and cash equivalents at beginning of period	44,535	94,097	36,584
Cash and cash equivalents at end of period	$277,871	$44,535	$94,097
Supplemental disclosures of cash flow information:
Cash interest payments	$32,415	$9,296	$5,156
Cash income tax payments	$10,244	$19,024	$35,251
Accruals related to purchases of property and equipment	$2,411	$3,311	$2,281
See accompanying Notes to Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise specified) 48

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
Notes to Consolidated Financial Statements.

1.    Business Description

Throughout this document, references to “Cantel,” “us,” “we,” “our,” and the “Company” are references to Cantel Medical Corp. and its subsidiaries, except where the context makes it clear the reference is to Cantel itself and not its subsidiaries. Unless otherwise indicated, references in this Form 10-K to 2020, 2019, 2018 or “fiscal” 2020, 2019, 2018 or other years refer to our fiscal year ended July 31 of that respective year, and references to 2021 or “fiscal” 2021 refer to our fiscal year ending July 31, 2021.

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
Dental: designs, manufactures, sells, supplies and distributes a broad selection of products used by the global dental profession, comprising a complete circle of protection. Our products include hand and powered dental instruments, infection control products, personal protective equipment (PPE) and water quality products for the dental suite.
Dialysis: designs, develops, manufactures, sells and services reprocessing systems and sterilants for dialyzers (a device serving as an artificial kidney), as well as dialysate concentrates and supplies utilized for renal dialysis.

See Note 18, “Reportable Segments.”

Most of our equipment, consumables and supplies are used to help prevent the occurrence or spread of infections.

2.    Summary of Significant Accounting Policies

The following is a summary of our significant accounting policies used to prepare our consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of Cantel and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

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
The extent to which these events may impact our business, financial condition, results of operations and cash flows, will depend on future developments which are highly uncertain and many of which are outside our control. Such developments include the ultimate geographic spread and duration of the pandemic, new information which may emerge concerning the severity of the COVID-19 virus, the effectiveness and intensity of measures to contain the COVID-19 virus and address its impacts, and the economic impact of the pandemic and the reactions to it. Such developments, among others, depending on their nature, duration and intensity, could have an adverse effect on our business, financial condition, results of operations and cash flows. To date, we have been able to continue our operations with limited disruptions in supply and manufacturing. Although it is difficult to predict the broad macroeconomic effects that the COVID-19 virus will have on industries or individual companies, we have

(dollar amounts in thousands except share and per share data or as otherwise specified) 49

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
assessed the possible effects and outcomes of the pandemic on, among other things, our supply chain, customers and distributors, discounts and rebates, employee base, product sustainability, research and development efforts, product pipeline and consumer demand and currently believe that our estimates are reasonable. We have implemented several measures to proactively reduce operating costs, conserve liquidity and navigate through this unprecedented situation. These management cost reduction measures include salary reductions, employee furloughs, reductions to travel and expenses and the deferral of certain operating and capital expenditures.
In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions, including estimates and assumptions regarding the nature, timing and extent of the impacts that the COVID-19 pandemic will have on our operations and cash flows. The estimates and assumptions used by management affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of net sales and expenses during the reporting periods. Additionally, changes to estimates related to the COVID-19 disruptions could result in other impacts, including but not limited to goodwill and long-lived asset impairment charges, inventory write downs and bad debt expense. Actual results could differ from these estimates and the differences could be material. If historical experience and other factors used by management to make these estimates do not reasonably reflect future activity, our results of operations, financial position and cash flows could be adversely impacted.
Financial Covenants

The consolidated leverage ratio (as defined in our Amended Credit Agreement discussed in Note 11, “Financing Arrangements”) is tested at the end of each fiscal quarter and requires us to not exceed a maximum ratio of 4.25x. On May 11, 2020, we amended our credit agreement, which principal changes include (i) increasing the maximum consolidated leverage ratio covenant for the fiscal quarter ended April 30, 2020 from 4.25x to 5.25x, (ii) suspending such financial maintenance covenant until October 31, 2021, (iii) maintaining a minimum liquidity (as defined in the Amended Credit Agreement) of at least $50,000 during the fiscal quarter ended July 31, 2020 and $75,000 during each of the following fiscal quarters ending with the fiscal quarter ending July 31, 2021, (iv) requiring us to maintain minimum consolidated EBITDA (as defined in the Amended Credit Agreement) for each period of four fiscal quarters ending on the last day of the fiscal quarters ended July 31, 2020 through July 31, 2021 and (v) limiting our ability to pay dividends and repurchase shares of our common stock during the period the consolidated leverage ratio and consolidated interest coverage ratio are suspended.
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

Subsequent Events

We performed a review of events subsequent to July 31, 2020 through the date of issuance of the accompanying consolidated financial statements.

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

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
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

With respect to certain of our customers, rebates are provided. Such rebates, which consist primarily of volume rebates, are provided for as a reduction of sales at the time of revenue recognition. Such allowances are determined based on estimated projections of sales volume for the entire rebate periods. If it becomes known that sales volume to customers will deviate from original projections, the rebate provisions originally established would be adjusted accordingly. We also offer certain volume-based rebates to our distribution customers, which we record as variable consideration when calculating the transaction price. We use information available at the time and our historical experience with each customer to estimate the rebate amount by applying the expected value method. Such rebates, which consist primarily of volume rebates, are provided for as a reduction of sales at the time of revenue recognition, and amounted to $13,638, $9,469, and $8,401 in fiscal 2020, 2019, and 2018, respectively.

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

Property and Equipment

Property and equipment are stated at cost. Additions and improvements are capitalized, while maintenance and repair costs are expensed. When assets are retired or otherwise disposed, the cost and related accumulated depreciation or amortization is removed from the respective accounts and any resulting gain or loss is included in income. Depreciation and amortization is provided on the straight-line method over the estimated useful lives of the assets which generally range from 2-15 years for furniture and equipment, 3-10 years for software, 5-40 years for buildings and improvements and the shorter of the life of the asset or the life of the lease for leasehold improvements. Depreciation expense related to property and equipment in fiscal 2020, 2019 and 2018 was $30,441, $21,510 and $17,473, respectively.

(dollar amounts in thousands except share and per share data or as otherwise specified) 51

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
Goodwill and Intangible Assets

Certain of our identifiable intangible assets, including customer relationships, technology, trade names, brand names, non-compete agreements and patents are amortized using the straight-line method over their estimated useful lives which range from 8 to 20 years. Additionally, we have recorded goodwill, trademarks, trade names and brand names, which have indefinite useful lives and are therefore not amortized. All of our intangible assets and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. Our management is responsible for determining if impairment exists and considers a number of factors, including third-party valuations, when making these determinations.

Interim Impairment Assessment

As discussed in the “COVID-19” section above, the unprecedented nature of the COVID-19 pandemic has adversely impacted the global economy. As the global economic landscape changes, there is a wide range of possible outcomes regarding the nature and timing of events and reactions to the COVID-19 pandemic, each of which is highly dependent on variables that are currently difficult to predict. In response to the COVID-19 pandemic, we have taken actions to protect our employees, customers and other stakeholders and mitigate the negative impact of the COVID-19 pandemic on our operations and operating results. These and additional actions can increase the costs of doing business during the pandemic and in the periods that follow, including the costs of idling and reopening certain facilities in affected areas. Further, precautionary measures taken by customers, health care patients and consumers in response to the pandemic are expected to impact the timing and amount of sales during the COVID-19 pandemic.

During the pandemic, the public has been advised to (i) remain at home, (ii) limit social interaction, (iii) close non-essential businesses and (iv) postpone certain surgical and elective medical procedures in order to prioritize/conserve available health care resources. This has negatively impacted, most notably, the net sales and operating results of our Dental reporting unit as the offices of many dentists were closed and certain routine dental procedures were being deferred. Based on this assessment, we believe our sales and income from operations in this reporting unit were impacted by the pandemic during the third quarter ended April 30, 2020, and we performed an interim step one of the two-step quantitative impairment test of our Dental reporting unit.

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

In conjunction with testing goodwill for impairment, we tested the indefinite-lived intangible assets related to the Hu-Friedy brand name within our Dental reporting unit for impairment. We performed this test using an income approach, more specifically the relief-from-royalty method. In the development of the forecasted cash flows, we applied significant judgment to determine key assumptions, including royalty rates and discount rates. Royalty rates used are consistent with those assumed for the original purchase accounting valuation.

Our analysis concluded that the fair values of goodwill and indefinite-lived intangible assets of our Dental reporting unit were not impaired as of April 30, 2020. The use of estimates and the development of assumptions result in uncertainties around forecasted revenues and cash flows. A change in any of these estimates and assumptions, as well as unfavorable changes in the ongoing COVID-19 pandemic, could produce a different fair value, which could have a negative impact and result in a future impairment charge that could materially impact our results of operations. Given the proximity of our annual impairment assessment date, along with the gradual recovery we noted in our Dental reporting unit’s performance during the fourth quarter of fiscal 2020, at a level that exceeded our previous expectations, we did not perform an additional quantitative impairment assessment at May 1, 2020, rather we qualitatively evaluated the Dental reporting unit goodwill and indefinite-lived intangible assets for impairment and concluded that it was not more likely than not that the fair values of goodwill and indefinite-lived intangible assets were less than their respective carrying values at the annual impairment assessment date.

(dollar amounts in thousands except share and per share data or as otherwise specified) 52

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
Annual Impairment Assessment

As part of our annual goodwill impairment assessment, we assess various qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount before proceeding to step one of the two-step quantitative goodwill impairment test, if necessary. Such qualitative factors that are assessed include evaluating a segment’s financial performance, industry and market conditions, macroeconomic conditions and specific issues that can directly affect the segment such as changes in business strategies, competition, supplier relationships, operating costs, regulatory matters, litigation and the composition of the segment’s assets due to acquisitions or other events.

We decided to perform step one of the two-step quantitative goodwill impairment test for our Medical, Life Sciences and Dialysis reporting units as a result of the macroeconomic conditions caused by the COVID-19 pandemic, primarily due to the deferral of elective procedures within our Medical reporting unit. In addition, our Dialysis reporting unit has continued to experience a shift by our customers from reusable to single-use dialyzers, which is having an adverse impact on our business and is expected to continue. We also performed step one of the two-step quantitative goodwill impairment test for our Life Sciences reporting unit as certain key customers have been moving towards a dual source approach, in combination with a cyclical downturn in this business. In performing these detailed quantitative reviews for goodwill impairment, management utilized a two-step process that began with an estimation of the fair value of the related reporting units by using weighted fair value results of the discounted cash flow methodology, as well as the market multiple and comparable transaction methodologies, where applicable. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any.

In addition, we perform our annual impairment review for indefinite-lived intangibles by first assessing qualitative factors, such as those described above, to determine whether it is more likely than not that the fair value of such assets is less than the carrying values, and if necessary, we perform a quantitative analysis comparing the current fair value of our indefinite-lived intangibles assets to their carrying values. We determined through qualitative factors that the fair values of our remaining indefinite-lived intangible assets were more likely than not to be greater than the carrying value, and did not perform a quantitative analysis for those assets. With respect to amortizable intangible assets when impairment indicators are present, management would determine whether expected future non-discounted cash flows would be sufficient to recover the carrying value of the assets; if not, the carrying value of the assets would be adjusted to their fair value.

We did not recognize any impairment charges for goodwill, definite-lived or indefinite-lived intangibles in the years presented.

Long-Lived Assets

We evaluate the carrying value of long-lived assets including property, equipment and other assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An assessment is made to determine if the sum of the expected future non-discounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected non-discounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. Our historical assessments of our long-lived assets have not differed significantly from the actual amounts realized. However, the determination of fair value requires us to make certain assumptions and estimates and is highly subjective. On July 31, 2020, management concluded that no other events or changes in circumstances have occurred that would indicate that the carrying amount of our long-lived assets may not be recoverable.

Customer Relationship Intangible Assets

Customer-relationship intangible assets are valued using an income-based valuation methodology which include certain assumptions such as forecasted cash flows, customer attrition rates, terminal growth rates and discount rates. The assumptions used in the financial forecasts are based on historical data, supplemented by current and anticipated growth rates, management plans, and market-comparable information. Fair-value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. Preliminary assumptions may change and may result in significant changes to the final valuation.

Trade Name and Brand Name Intangible Assets

Trade name and brand name intangible assets are valued using the relief-from-royalty method, an income-based valuation methodology. This method assumes that the trade or brand name and trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. The fair value determination of the trade and

(dollar amounts in thousands except share and per share data or as otherwise specified) 53

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
brand name intangible assets requires us to make significant estimates and assumptions related to forecasted future cash flows, including the selection of customer attrition rates, royalty rates, terminal growth rates, and discount rates.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized to interest expense over the term of the related credit agreements. As of July 31, 2020 and 2019, such debt issuance costs, net of related amortization, were included as a reduction to long-term debt and amounted to $11,166 and $2,149, respectively. In connection with the issuance of our convertible debt in May 2020, $4,365 and $1,377 of debt issuance costs were allocated to the liability and equity components of our convertible debt, respectively. At July 31, 2020, the remaining unamortized portion of debt issuance costs allocated to the liability component was $4,246.

Warranties

We provide for estimated costs that may be incurred to remedy deficiencies of quality or performance of our products at the time of revenue recognition. Most of our products have a one year warranty, although certain medical and life sciences products that require installation may carry a warranty period of up to 24 months. Additionally, many of our consumables, accessories, parts and service have a 90-day warranty. We record provisions for product warranties as a component of cost of sales based upon an estimate of the amounts necessary to settle existing and future claims on products sold. As of July 31, 2020 and 2019, our warranty reserves are included in accrued expenses in the consolidated balance sheets and amounted to $3,040 and $2,372, respectively. Our warranty provisions and settlements in fiscal 2020 and 2019 were not material and principally relate to our endoscope reprocessing and water purification products.

Convertible Debt

Convertible debt that includes a cash conversion feature is allocated between a liability and an equity component. The carrying amount of the liability component is determined by measuring the fair value of a similar debt instrument of similar credit quality and maturity which does not have the conversion feature. The carrying amount of the equity component, representing an embedded conversion option, is determined by deducting the fair value of the liability component from the principal amount of the convertible debt as a whole. The equity component is recorded to additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount over the carrying amount of the liability component is recorded as a debt discount and is amortized to interest expense using the effective interest method through the maturity date. In fiscal 2020, discount amortization of $1,370 was included in interest expense, net. We allocate the total amount of debt issuance costs incurred to the liability and equity components using the same proportion as the proceeds from the issuance. The debt issuance costs attributable to the liability component are recorded as a direct deduction from the liability component and will be being amortized to interest expense using the effective interest method through the maturity date. Issuance costs attributable to the equity component are netted within the equity component in additional paid-in capital.

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

(dollar amounts in thousands except share and per share data or as otherwise specified) 54

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
Advertising Costs

Our policy is to expense advertising costs as they are incurred. Advertising costs charged to expense were $5,695, $2,885 and $4,115 in fiscal 2020, 2019 and 2018, respectively.

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

We regularly review our deferred tax assets for recoverability and establish a valuation allowance, if necessary, based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets, as adjusted for valuation allowances, will be realized. Additionally, deferred tax liabilities are regularly reviewed to confirm that such amounts are appropriately stated. A review of our deferred tax items considers known future changes in various income tax rates, principally in the U.S. If income tax rates were to change in the future, particularly in the U.S. and to a lesser extent Germany, the U.K. and Italy, our items of deferred tax could be materially affected. All of such evaluations require significant management judgments.

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

Newly Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “(Topic 842) Leases,” (“ASU 2016-02”). The new guidance requires the recording of assets and liabilities arising from leases on our consolidated balance sheet accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements. ASU 2016-02 is effective for fiscal years beginning after December 31, 2018 (our fiscal year 2020), including interim periods within that reporting period. Early adoption is permitted as of the beginning of an interim or annual period. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU 2018-11, “Leases (Topic 842) Targeted Improvements,” in December 2018, the FASB issued ASU 2018-20, “Narrow-Scope Improvements for Lessors” and in March 2019, the FASB issued ASU 2019-01, “Leases (Topic 842): Codification Improvements.” These ASUs provide adjustments relating to ASU 2016-02 and improvements to comparative reporting requirements for initial adoption and for separating components of a contract for lessors. We adopted the collective standard “ASC 842” using the modified retrospective transition approach with optional transition relief and recognized the cumulative effect of applying the new leasing standard to existing contracts on our consolidated balance sheet on August 1, 2019. Therefore, results for reporting periods beginning after August 1, 2019 are presented under the new leasing standard; however, the comparative prior period amounts have not been restated and continue to be reported in accordance with historic accounting under Accounting Standards Codification (“ASC”) 840. The most significant effects of adoption of the new leasing standard relate to the recognition of right-of-use assets of $35,842 and lease liabilities of $36,417 for operating leases, which we recorded on our consolidated balance sheet on August 1, 2019. Additionally, the amortization of the right-of-use assets and the cash flow impact from lease liabilities are separately disclosed in the consolidated statement of cash flows. The new leasing standard did not impact our consolidated statements of income. See Note 5, “Leases” for a discussion of the impact to the consolidated balance sheets and related disclosures.

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

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
reporting period. Accordingly, we adopted ASU 2018-02 on August 1, 2019. The adoption of ASU 2018-02 did not have a material impact on our financial position, results of operations or cash flows.

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “(Subtopic 470-20): Debt—Debt with Conversion and Other Options” (“ASU 2020-06”) to address the complexity associated with applying GAAP to certain financial instruments with characteristics of liabilities and equity. The ASU includes amendments to the guidance on convertible instruments and the derivative scope exception for contracts in an entity’s own equity and simplifies the accounting for convertible instruments which include beneficial conversion features or cash conversion features by removing certain separation models in Subtopic 470-20. Additionally, the ASU will require entities to use the “if-converted” method when calculating diluted earnings per share for convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 (our fiscal year 2022), including interim periods within those fiscal years. We are currently evaluating the impact of ASU 2020-06 on our financial position, results of operations or cash flows. The impact on our diluted earnings per share could be material upon the adoption of ASU 2020-06.

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

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”) to modify the disclosure requirements on fair value measurements in ASC 820, “Fair Value Measurement.” ASU 2018-13 is effective for fiscal years beginning after December 15, 2019 (our fiscal year 2021), including interim periods within that reporting period. The adoption of ASU 2018-13 is not expected to have a material impact on our financial position, results of operations or cash flows.

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

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
effective for fiscal years beginning after December 15, 2019 (our fiscal year 2021). The adoption of ASU 2016-13 is not expected to have a material impact on our financial position, results of operations or cash flows.

3.    Acquisitions

Fiscal 2020

Hu-Friedy: On October 1, 2019, we purchased all of the issued and outstanding membership interests of Hu-Friedy Mfg. Co. LLC (“Hu-Friedy”), for total consideration (net of cash acquired), excluding acquisition-related costs, of $716,542, consisting of $662,151 of cash and $54,391 of common stock consideration (subject to adjustment), plus contingent consideration payable in cash. The additional contingent consideration payments were (i) subject to the achievement of certain commercial milestones through March 31, 2021 ranging from zero to a maximum of $50,000 and (ii) contingent upon changes in our stock price from the date of closing through a future date subject to a registration rights agreement. See Note 9, “Fair Value Measurements,” for further details regarding these contingent payments. Hu-Friedy is a leading global manufacturer of instruments and instrument reprocessing systems serving the dental industry and is included in our Dental segment.

Fiscal 2019

Omnia: On February 1, 2019, we purchased all of the issued and outstanding stock of Omnia S.p.A. (“Omnia”), an Italian-based market leader in dental surgical consumables solutions, for total consideration (net of cash acquired), excluding acquisition-related costs, of $19,007, consisting of $15,797 of cash and $3,210 of stock consideration, plus additional earn-outs ranging from zero to a maximum of $5,800, which were payable upon the achievement of certain performance-based financial targets. Omnia’s business consists of a wide-ranging portfolio of sutures, irrigation tubing and customized dental surgical procedure kits, with a focus on procedure room set-up and cross-contamination prevention, and is included in our Dental segment.

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

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
The following table presents our purchase price allocation of our material acquisitions (each of which was accounted for as a business combination in accordance with ASC Topic 805, “Business Combinations”):

	2020	2019
Purchase Price Allocation	Hu-Friedy(1)(2)	Omnia	CES Business(2)
	(Preliminary)	(Final)	(Final)
Purchase Price:
Cash paid	$662,151	$15,797	$17,047
Fair value of contingent consideration	38,371	—	—
Common stock issued	54,391	3,210	—
Total	$754,913	$19,007	$17,047

Allocation:
Property and equipment	38,571	1,285	539
Intangible assets:
Customer relationships	225,000	10,206	8,100
Technology	32,000	1,257	—
Brand names	112,000	1,600	—
Goodwill	276,744	10,539	6,137
Deferred income taxes	(135)	(2,346)	—
Inventories	63,680	—	—
Other working capital	7,053	1,673	2,271
Long-term debt	—	(5,207)	—
Total	$754,913	$19,007	$17,047
_______________________________________________
(1)During the second quarter of fiscal 2020, we paid $25,000 to settle a portion of the contingent consideration, and during the third quarter of fiscal 2020, we paid $35,000 to repurchase a portion of the common stock issued, both of which were included in Acquisitions, net of cash acquired in the Consolidated Statement of Cash Flows. See Note 9, “Fair Value Measurements” for additional information.
(2)The excess purchase price over net assets acquired was assigned to goodwill, substantially all of which is deductible for income tax purposes.

Unaudited Pro Forma Summary of Operations

The following pro forma summary of operations presents our operations as if the Hu-Friedy acquisition had occurred as of the beginning of fiscal 2019. In addition to including the results of operations of this acquisition, the pro forma information gives effect to amortization of the step-up in inventory, depreciation of the step-up in property and equipment, the interest on additional borrowings, the amortization of intangible assets and the issuance of shares of common stock. On an actual basis, the Hu-Friedy acquisition contributed $148,317 to our consolidated net sales for the year ended July 31, 2020.

	Year Ended July 31,
Pro Forma Summary of Operations	2020	2019
Net sales	$1,054,972	$1,132,603
Net income	$8,690	$53,984
Earnings per common share:
Basic	$0.20	$1.27
Diluted	$0.20	$1.27

The pro forma information presented above does not purport to be indicative of the results that actually would have been attained had the Hu-Friedy acquisition occurred as of the beginning of fiscal 2019.

(dollar amounts in thousands except share and per share data or as otherwise specified) 58

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
4.    Revenue Recognition

We adopted ASC 606, effective August 1, 2018, using the modified retrospective method applied to those contracts which were not completed as of August 1, 2018. Results for reporting beginning after August 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and will continue to be reported in accordance with our historic accounting under ASC 605.

Due to the cumulative impact of adopting ASC 606, we recorded a net increase of $865 to opening retained earnings, net of tax, as of August 1, 2018. The impact is primarily related to the timing of revenue recognition for the shipment of products in both our Medical and Life Sciences segments where risk of loss provisions are present (“synthetic FOB destination”). The standard does not require us to defer revenue for these products and allows us to recognize revenue at the time of shipment. The cumulative adjustment to retained earnings also includes the impact of the change in timing of revenue recognition associated with software licensing arrangements in our Medical segment. Additionally, revenue related to software renewals was historically recognized on a ratable basis over the license period. Under ASC 606, the license is considered functional intellectual property, and is considered to be transferred to the customer at a point in time, specifically, at the start of each annual renewal period. As a result, revenue related to our annual software license renewals has been accelerated. Contract liabilities primarily relate to payments received from customers in advance of performance under the contract.

As part of the cost to obtain a contract, we may pay incremental commissions to sales employees upon entering into a sales contract. Under ASC 606, we have elected to expense these costs as incurred when the period of benefit is less than one year. For certain multi-period contracts, we capitalize these amounts as contract costs, and amortize them based on the contract duration to which the assets relate, which ranges from two to five years. The amounts at July 31, 2020 and 2019, were not material. For certain international contracts with distributors, we recognize a receivable at the point in time in which we have an unconditional right to payment. Most customers are required to pay a portion of the transaction price in advance and the remaining balance within 30 days of receiving the related products. Accordingly, we have elected to use the practical expedient which allows us to ignore the possible existence of a significant financing component within these contracts.

The following table gives information as to the net sales disaggregated by geography and product line:

	Year Ended July 31,
Net sales by geography	2020	2019	2018(1)
United States	$742,410	$665,661	$643,744
Europe/Africa/Middle East	167,360	148,334	131,130
Asia/Pacific	73,517	66,228	57,108
Canada	27,417	32,152	33,524
Latin America/South America	5,344	5,780	6,416
Total	$1,016,048	$918,155	$871,922
Net sales by product line
Capital equipment	$213,723	$221,668	$240,153
Consumables	570,710	569,412	523,073
Product service	123,771	122,752	106,764
Instrument	104,440	—	—
All other(2)	3,404	4,323	1,932
Total	$1,016,048	$918,155	$871,922
_______________________________________________
(1)As noted above, fiscal year 2018 amounts have not been adjusted under the modified retrospective method.
(2)Primarily includes software licensing revenues.

Remaining Performance Obligations

As of July 31, 2020, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) was approximately $78,487, primarily within the Medical segment. We expect to recognize revenue on approximately 75% of these remaining performance obligations in fiscal 2021. These performance obligations primarily reflect the future product service revenues for multi-period service arrangements.

(dollar amounts in thousands except share and per share data or as otherwise specified) 59

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
Contract Liabilities

A summary of contract liabilities activity for the year ended July 31, 2020 follows:

Contract Liabilities
Balance, August 1, 2018	$29,015
Revenue deferred in current year	61,996
Deferred revenue recognized	(61,913)
Foreign currency translation	(863)
Balance, July 31, 2019	28,235
Revenue deferred in current year	58,221
Deferred revenue recognized	(60,229)
Foreign currency translation	293
Balance, July 31, 2020	26,520
Contract liabilities included in Other long-term liabilities	(297)
Deferred revenue	$26,223
Our contract liabilities arise primarily in the Medical and Life Sciences segments when payment is received upfront for various multi-period extended service arrangements. We expect to recognize substantially all of this revenue over the next twelve months.

5.    Leases

Adoption of “Leases (ASC 842)”

We adopted ASC 842, effective August 1, 2019, using the modified retrospective transition approach with optional transition relief, and recognized the cumulative effect of applying the new leasing standard to existing contracts on our consolidated balance sheet on August 1, 2019. Results for reporting beginning after August 1, 2019 are presented under ASC 842, while prior period amounts are not adjusted and will continue to be reported in accordance with our historical accounting under ASC 840.

We elected a package of practical expedients that were consequently applied to all leases. We did not reassess whether expired or existing contracts contain leases under the new definition of a lease, lease classification for expired or existing leases, nor whether previously capitalized initial direct costs would qualify for capitalization under the new standard. Upon transition, we did not elect to use hindsight with respect to lease renewals and purchase options when accounting for existing leases, as well as assessing the impairment of right-of-use assets. Therefore, lease terms largely remained unchanged. In addition, we elected the short-term lease recognition exemption and did not recognize a lease liability and right-of-use asset on our consolidated balance sheet for all leases with terms of 12 months or less. We elected the practical expedient to combine lease and non-lease components, such as common area maintenance fees, in total gross rent for all of our leases which resulted in larger lease liabilities recorded on our consolidated balance sheet.

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

Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. At lease commencement, we record a liability for our lease obligation measured at the present value of future lease payments and a right-of-use asset equal to the lease liability adjusted for prepayments and lease incentives. As it related to long-lived assets, the accounting standards for right-of-use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We use our collateralized incremental borrowing rate to calculate the present value of lease liabilities as most of our leases do not provide an implicit rate that is readily determinable. Some real estate leases include one or more options to renew or terminate a lease. The exercise of a lease renewal or termination option is assessed at commencement of the lease and only reflected in the lease

(dollar amounts in thousands except share and per share data or as otherwise specified) 60

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
term if we are reasonably certain to exercise the option. Operating lease expense is recognized on a straight-line basis over the respective lease term.

Supplemental balance sheet information related to our leases follows:

Lease Type	July 31, 2020
Assets:
Operating lease assets	$44,267
Finance lease assets	4,417
Right-of-use assets, net	$48,684

Liabilities:
Operating lease liabilities	$9,852
Finance lease liabilities	416
Current portion of lease liabilities	10,268

Operating lease liabilities	36,515
Finance lease liabilities	4,164
Long-term lease liabilities	40,679
Total lease liabilities	$50,947

Additional Lease Data	July 31, 2020
Weighted average remaining lease term:
Operating leases	6.11 years
Finance leases	5.86 years
Weighted average discount rate:
Operating leases	2.73%
Finance leases	23.39%

At July 31, 2020, maturities of lease liabilities for the periods set forth below were as follows:

Fiscal year	Operating	Finance	Total
2021	10,938	1,446	12,384
2022	8,976	1,432	10,408
2023	7,903	1,425	9,328
2024	6,739	1,434	8,173
2025	5,011	1,422	6,433
Thereafter	11,279	922	12,201
Total lease payments	50,846	8,081	58,927
Less: interest	(4,479)	(3,501)	(7,980)
Present value of lease liabilities	$46,367	$4,580	$50,947

(dollar amounts in thousands except share and per share data or as otherwise specified) 61

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
As previously disclosed in our 2019 Annual Report on Form 10-K and in accordance with our historical accounting under ASC 840, future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) for the periods set forth below were as follows:

Fiscal year	Total
2020	$9,099
2021	7,671
2022	6,021
2023	5,659
2024	5,159
Thereafter	15,251
Total	$48,860

Supplemental income statement information related to our leases follows:

Year Ended July 31, 2020
Operating lease costs
Amortization of right-of-use assets	$10,292
Interest on lease obligations	1,226
Finance lease costs:
Amortization of right-of-use assets	650
Interest on lease obligations	885
Variable lease costs	3,256
Short-term lease costs	1,427
Net lease cost	$17,736

Total rental expense related to our operating leases was $9,601 and $8,801 for fiscal 2019 and 2018, respectively.

Supplemental cash flow information related to leases follows:

Year Ended July 31, 2020
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases(1)	$20,450
Finance leases(2)	$4,920
_______________________________________________
(1) Primarily relates to new warehouse facility included in our Dental segment and operating leases acquired in the Hu-Friedy acquisition.
(2) Includes finance leases acquired in the Hu-Friedy acquisition.

6.    Inventories, Net

A summary of inventories, net, is as follows:

	July 31,
	2020	2019
Raw materials and parts	$64,888	$69,498
Work-in-process	6,745	5,801
Finished goods	114,606	73,050
Less: reserve for excess and obsolete inventory	(18,279)	(10,115)
Total inventories, net	$167,960	$138,234

(dollar amounts in thousands except share and per share data or as otherwise specified) 62

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
7.    Property and Equipment, Net

A summary of property and equipment, net, is as follows:

	July 31,
	2020	2019
Land, buildings and improvements	$108,433	$81,556
Furniture and equipment	174,196	130,852
Leasehold improvements	27,452	14,428
Software	38,900	33,869
Construction in process	7,491	38,728
Less: accumulated depreciation	(131,250)	(114,191)
Total property and equipment, net	$225,222	$185,242

8.    Derivatives

We recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative that is designated as a hedge will be recognized immediately in earnings. As of July 31, 2020 and 2019, all of our derivatives were designated as hedges. We do not hold any derivative financial instruments for speculative or trading purposes.

Foreign Currency

Changes in the value of the Euro, British Pound, Singapore dollar, Canadian dollar, Australian dollar, Chinese Renminbi, Sri Lankan Rupee and Japanese Yen against the U.S. dollar affect our results of operations because certain cash bank accounts, accounts receivable, and liabilities of Cantel and its subsidiaries are denominated and ultimately settled in U.S. dollars or these foreign currencies, but must be converted into each entity’s functional currency.

In order to hedge against the impact of fluctuations in the value of the Euro, British Pound, Canadian dollar, Australian dollar, Singapore dollar and Chinese Renminbi relative to the U.S. dollar on the conversion of such net assets into the functional currencies, we enter into short-term forward contracts to purchase Euros, British Pounds, Canadian dollars, Australian dollars, Singapore dollars and Chinese Renminbi, which contracts are one-month in duration. These short-term contracts are designated as fair value hedge instruments. There were six foreign currency forward contracts with an aggregate notional value of $81,677 at July 31, 2020, and seven foreign currency forward contracts with an aggregate notional value of $78,264 at July 31, 2019, which covered certain assets and liabilities that were denominated in currencies other than each entity’s functional currency. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets that are denominated and ultimately settled in currencies other than each entity’s functional currency. For the fiscal years ended July 31, 2020, 2019 and 2018, such forward contracts offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than each entity’s functional currency. This resulted in an immaterial amount of net currency conversion gains, net of tax, on the hedged items for each of those fiscal years. Gains and losses related to hedging contracts to buy Euros, British Pounds, Canadian dollars, Australian dollars, Singapore dollars and Chinese Renminbi forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. We do not currently hedge against the impact of fluctuations in the value of the Sri Lankan Rupee and Japanese Yen relative to the U.S. dollar because the overall foreign currency exposures relating to these currencies are currently not deemed significant.

Variable Rate Borrowings

In order to hedge against the impact of fluctuations in the interest rate associated with our variable rate borrowings, in fiscal 2019, we entered into two interest rate swaps with a combined notional value of $150,000, expiring on June 28, 2023. The swaps fixed interest rates at 2.265%.

In March 2020, we terminated our existing interest rate swaps and entered into a new interest rate swap (the “March 2020 Swap”) with a notional value of $500,000, which fixed interest rates at 1.297% and was set to expire on September 6, 2024. As

(dollar amounts in thousands except share and per share data or as otherwise specified) 63

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
the original forecasted hedged transactions (interest payments on variable rate debt) are still probable to occur, the $8,534 net loss related to the terminated swaps reported in accumulated other comprehensive income on the termination date will be amortized to interest expense through June 28, 2023, the original maturity date of the swaps.

On May 13, 2020, in connection with the Second Amendment to our credit agreement, we terminated the March 2020 Swap and entered into a new interest rate swap (the “May 2020 Swap”) with a notional value of $500,000, which included a LIBOR floor of 1.00%, fixed interest rates at 2.08% and will expire on September 6, 2024. As the original forecasted hedged transactions related to the March 2020 Swap (interest payments on variable rate debt) are still probable to occur, the $19,980 net loss related to the terminated swaps reported in accumulated other comprehensive income on the termination date will be amortized to interest expense through September 6, 2024, the original maturity date of the swap. The new interest rate swap reflects the 1.00% LIBOR floor included in the Amended Credit Agreement, which allows for continued hedge accounting treatment. Changes in the fair value of the amended interest rate swap contract will continue to be recognized in other comprehensive income.

In connection with our interest rate swap transactions, we designate our hedge relationships as cash flow hedges. At inception, we employed the hypothetical derivative method to assess hedge effectiveness. At July 31, 2020, we performed a qualitative analysis of hedge effectiveness and will perform such qualitative analysis in future reporting periods. At July 31, 2020, $5,462 was recorded in accrued expenses and $15,694 was recorded in other long-term liabilities, which represents the fair value of the interest rate swap. As of July 31, 2019, we had an asset of $486 recorded in prepaid expenses and other current assets, and an asset of $2,826 recorded in other assets, which represent the fair value of the interest rate swaps. As these interest rate swaps were accounted for as cash flow hedges, the changes in fair value were recorded in accumulated other comprehensive loss. The fair value of these interest rate swaps is subject to movements in LIBOR and will fluctuate in future periods.

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

The fair value of our interest rate swaps, all of which qualify for cash flow hedge accounting, is recorded on our consolidated balance sheet as an asset or liability with the related gains or losses reported as a component of accumulated other comprehensive income. The changes in fair value are reclassified from accumulated other comprehensive income into earnings in the same period that the hedged items affect earnings. The valuation technique used to determine fair value is the income approach. Under this approach, we use projected future interest rates, which fall into Level 2 of the fair value hierarchy as defined by ASC 820, as provided by counterparties to the interest rate swap agreements and the fixed rates that we are obligated to pay under the agreements. See Note 8, “Derivatives” for additional information.

For the Hu-Friedy acquisition, additional purchase price payments were (i) contingent upon the achievement of certain commercial milestones through March 31, 2021, and (ii) contingent upon changes in our common stock price from the date of closing through a future date subject to a registration rights agreement. We estimated the aggregate fair value of these contingent consideration arrangements to be $38,371 at the date of acquisition, which was reported separately in our consolidated balance sheet. For the contingent consideration arrangements based upon the achievement of certain commercial

(dollar amounts in thousands except share and per share data or as otherwise specified) 64

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
milestones, the initial value assigned at the date of acquisition was determined on the basis of forecasted sales and gross profit percentage of Hu-Friedy products over the next twelve to eighteen months. The fair value was determined by employing a Monte Carlo simulation in a risk neutral framework with the underlying simulated variable of net sales and the related achievement of certain gross profit percentages. The model also included assumptions on the market price of risk, which was calculated as the weighted average cost of capital less the long-term risk-free rate. During the second quarter of fiscal 2020, we paid $25,000 to settle a portion of this contingent consideration arrangement related to net sales achieved for the twelve month period ended December 31, 2019. For the remaining contingent consideration arrangement related to net sales and gross profit percentage, we reduced the fair value from a liability of approximately $17,210 to $0 due to the impact of the COVID-19 pandemic on Hu-Friedy’s current and expected performance.

For the contingent consideration arrangement based upon changes in our common stock price through a future date, we were required to pay to the sellers of Hu-Friedy an amount in cash equal to $35,000 minus the aggregate net proceeds received by the seller in connection with a future equity issuance if the amount of such aggregate net proceeds was less than $35,000. The initial fair value assigned to this contingent consideration arrangement was determined based on the closing price of our common stock at the date that the acquisition closed (October 1, 2019) relative to the contracted stock price stipulated in the purchase agreement. On February 13, 2020, we entered into a stock repurchase agreement with Dental Holding LLC, the former owners of Hu-Friedy (the “Repurchase Agreement”). The Repurchase Agreement amended the Hu-Friedy purchase and sale agreement and the related registration rights agreement to provide that we repurchase a portion the shares from the seller included in the equity consideration transferred at a price per share of $64.51 (the “Repurchase”), which equals the closing price of shares of our common stock traded on the New York Stock Exchange on February 12, 2020. The Repurchase of 438,359 common shares was completed on February 13, 2020, and the shares were thereafter canceled and retired. The Hu-Friedy purchase and sale agreement further required us to pay to the seller an amount in cash equal to $35,000 minus the aggregate net proceeds received by the seller from an equity issuance if the amount of such aggregate net proceeds was less than $35,000 (the “True-Up Obligation”). The Repurchase Agreement further amended the purchase and sale agreement to provide that in satisfaction of the True-Up Obligation, we make a payment to the sellers in an amount equal to $6,721 to settle the contingent obligation, which amount equals $35,000 minus the aggregate amount of $28,279 paid to Dental Holding as consideration for the Repurchase. These payments were made to Dental Holding on February 13, 2020.

For the fiscal 2018 Aexis Medical BVBA acquisition, additional purchase price payments ranging from zero to $1,850 were contingent upon the achievement of certain purchase order targets through March 21, 2020. We estimated the original fair value of the contingent consideration using the weighted probabilities of the possible contingent payments. At the date of acquisition, we estimated the original fair value of the contingent consideration to be $1,292. In June 2020, we paid $1,691 to settle the contingent consideration.

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

(dollar amounts in thousands except share and per share data or as otherwise specified) 65

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
The fair values of our financial instruments measured on a recurring basis were categorized as follows:

	July 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money markets	$106	$—	$—	$106
Total assets	$106	$—	$—	$106

Accrued expenses:
Interest rate swap	$—	$5,462	$—	$5,462
Contingent consideration	—	—	—	—
Other long-term liabilities:
Interest rate swap	—	15,694	—	15,694
Total liabilities	$—	$21,156	$—	$21,156

	July 31, 2019
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money markets	$104	$—	$—	$104
Prepaid expenses and other current assets:
Interest rate swap	—	486	—	486
Other assets:
Interest rate swap	—	2,826	—	2,826
Total assets	$104	$3,312	$—	$3,416

Other long-term liabilities:
Contingent consideration	$—	$—	$1,411	$1,411
Total liabilities	$—	$—	$1,411	$1,411

A reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for fiscal 2020, 2019 and 2018 is as follows:

	Aexis Contingent Consideration	Jet Prep Assumed Contingent Obligation	Hu-Friedy Contingent Consideration (Earnouts)	Hu-Friedy Contingent Consideration (Stock Price)	Total
Balance, August 1, 2017	$—	$1,138	$—	$—	$1,138
Acquisitions	1,292	—	—	—	1,292
Fair value adjustments(1)	6	—	—	—	6
Settlements/payments	—	(1,138)	—	—	(1,138)
Balance, July 31, 2018	1,298	—	—	—	1,298
Fair value adjustments(1)	113	—	—	—	113
Balance, July 31, 2019	1,411	—	—	—	1,411
Acquisitions	—	—	35,100	3,271	38,371
Fair value adjustments(1)	280	—	(10,100)	3,450	(6,370)
Settlements/payments	(1,691)	$—	$(25,000)	$(6,721)	(33,412)
Balance, July 31, 2020	$—	$—	$—	$—	$—
 ____________________________________________
(1) Included in general and administrative expenses.

(dollar amounts in thousands except share and per share data or as otherwise specified) 66

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
Disclosure of Fair Value of Financial Instruments

As of July 31, 2020 and 2019, the carrying amounts for cash and cash equivalents (excluding money markets), accounts receivable and accounts payable approximated fair value due to the short maturity of these instruments. As of July 31, 2020 and 2019, the carrying value of our outstanding borrowings under our credit facility approximated the fair value of these obligations as the borrowing rates reflect prevailing market interest rates.

We estimate the fair value of our convertible debt carried at face value less unamortized discount and issuance costs on a quarterly basis for disclosure purposes. The estimated fair value of our convertible debt is determined by Level 2 inputs and is based on observable market data including prices for similar instruments. As of July 31, 2020, the fair value of our convertible debt was $224,330.

10.    Intangible Assets, Net and Goodwill

Our intangible assets with definite lives consist primarily of customer relationships, technology, brand names, non-compete agreements and patents. These intangible assets are being amortized on the straight-line method over the estimated useful lives of the assets ranging from 8-20 years and have a weighted average amortization period of 15 years. Amortization expense related to intangible assets was $32,961, $20,849 and $17,357 for fiscal 2020, 2019 and 2018, respectively. Our intangible assets that have indefinite useful lives, and therefore are not amortized, consist of trademarks, trade names and brand names.

Our intangible assets, net, consist of the following:

	July 31, 2020			July 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships(1)	$373,018	$(79,386)	$293,632	$146,204	$(54,866)	$91,338
Technology(1)	91,613	(30,552)	61,061	60,032	(24,081)	35,951
Brand names(2)	8,721	(4,002)	4,719	8,361	(3,256)	5,105
Non-compete agreements(3)	2,850	(1,818)	1,032	2,880	(1,653)	1,227
Patents and other registrations(1)	2,637	(1,160)	1,477	2,866	(1,252)	1,614
	478,839	(116,918)	361,921	220,343	(85,108)	135,235
Trademarks, trade names and brand names	118,111	—	118,111	6,278	—	6,278
Total intangible assets	$596,950	$(116,918)	$480,032	$226,621	$(85,108)	$141,513
_______________________________________________
(1)Weighted average amortization period remaining of 7 years.
(2)Weighted average amortization period remaining of 8 years.
(3)Weighted average amortization period remaining of 5 years.

We expect to recognize $35,290, $34,918, $33,885, $32,988 and $30,136 of amortization expense related to intangible assets in fiscal 2021, 2022, 2023, 2024 and 2025, respectively. The expected amortization expense reflects those purchased intangible assets on our consolidated balance sheet as of July 31, 2020.

Goodwill changed during fiscal 2020 and 2019 as follows:

	Medical	Life Sciences	Dental	Dialysis	Total Goodwill
Balance, August 1, 2018	$186,690	$58,925	$114,279	$8,133	$368,027
Acquisitions	—	6,137	11,340	—	17,477
Dispositions	—	(491)	—	—	$(491)
Foreign currency translation	(6,493)	(90)	(321)	—	(6,904)
Balance, July 31, 2019	180,197	64,481	125,298	8,133	378,109
Acquisitions	—	—	275,944	—	275,944
Foreign currency translation	5,725	(87)	481	—	6,119
Balance, July 31, 2020	$185,922	$64,394	$401,723	$8,133	$660,172

(dollar amounts in thousands except share and per share data or as otherwise specified) 67

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
11.    Financing Arrangements

Long-term debt

	July 31,
	2020	2019
Revolving credit loans outstanding	$399,000	$43,000
Tranche A term loan outstanding	546,375	190,000
Unamortized debt issuance costs	(11,166)	(2,149)
Total long-term debt, net of unamortized debt issuance costs	934,209	230,851
Current portion of long-term debt	(7,375)	(10,000)
Long-term debt, net of unamortized debt issuance costs and excluding current portion	$926,834	$220,851

On June 28, 2018, we entered into a Fourth Amended and Restated Credit Agreement (the “2018 Credit Agreement”). The 2018 Credit Agreement refinanced our credit facility under the Third Amended and Restated Credit Agreement dated March 4, 2011, to include a $200,000 tranche A term loan and a $400,000 revolving credit facility. The 2018 Credit Agreement was set to expire on June 28, 2023.

First Amendment to Credit Agreement

On September 6, 2019, we entered into a First Amendment (the “First Amendment”), amending our Fourth Amended and Restated Credit Agreement. The First Amendment added a $400,000 delayed draw term loan facility (the “Delayed Draw Facility”), in addition to the existing tranche A term loan and existing revolving credit facility. The Delayed Draw Facility and a portion of the revolving credit facility were used to finance a portion of the cash consideration for our acquisition of Hu-Friedy. The remaining proceeds were used to refinance certain existing indebtedness of Cantel and Hu-Friedy, and to pay the fees and expenses incurred in connection therewith, as well as for working capital, capital expenditures and other corporate purposes.

Second Amendment to Credit Agreement

On May 11, 2020, we entered into a Second Amendment (the “Second Amendment”) further amending the Fourth Amended and Restated Credit Agreement (as amended, the “Amended Credit Agreement”). The Second Amendment’s principal changes include (i) increasing the maximum consolidated leverage ratio covenant for the fiscal quarter ended April 30, 2020 from 4.25x to 5.25x, (ii) suspending such financial maintenance covenant until October 31, 2021, (iii) maintaining a minimum liquidity (as defined in the Amended Credit Agreement) of at least $50,000 during the fiscal quarter ended July 31, 2020 and $75,000 during each of the following fiscal quarters ending with the fiscal quarter ending July 31, 2021, (iv) requiring us to maintain minimum consolidated EBITDA (as defined in the Amended Credit Agreement) for each period of four fiscal quarters ending on the last day of the fiscal quarters ended July 31, 2020 through July 31, 2021 and (v) limiting our ability to pay dividends and repurchase shares of our common stock during the period the consolidated leverage ratio and consolidated interest coverage ratio are suspended. We did not pay our semi-annual cash dividend on July 31, 2020.

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

The interest rates have been amended so that loans under the Amended Credit Agreement, until the third business day following the date on which a compliance certificate is delivered for the fiscal quarter ending October 31, 2021, bear interest at 2.00% above the base rate for base rate borrowings, or at 3.00% above LIBOR for LIBOR-based borrowings, and also provides for fees on the unused portion of the revolving credit facility at a rate of 0.50%. Thereafter, borrowings bear interest at rates ranging from 0.00% to 1.75% above base rate for base rate borrowings, or at rates ranging from 1.00% to 2.75% above LIBOR for LIBOR-based borrowings, depending on our consolidated leverage ratio, which is the consolidated ratio of total funded debt (minus certain unrestricted cash) to consolidated EBITDA. The Amended Credit Agreement also provides for fees on the unused portion of the revolving credit facility at rates ranging from 0.20% to 0.50%, depending on our consolidated leverage

(dollar amounts in thousands except share and per share data or as otherwise specified) 68

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
ratio. Interest rates have also been amended to include a 1.00% floor on all borrowings. As of July 31, 2020, the average interest rate on our outstanding borrowings was approximately 4.00%.

The Amended Credit Agreement contains affirmative and negative covenants reasonably customary for similar credit facilities and is secured by (i) substantially all assets of Cantel and its U.S.-based subsidiaries, (ii) a pledge by Cantel and its U.S.-based subsidiaries that guarantees the obligations under the Amended Credit Agreement of all of the outstanding shares of its U.S.-based subsidiaries and 65% of the outstanding shares of certain of Cantel’s foreign-based subsidiaries and (iii) a guaranty by Cantel’s domestic subsidiaries. As of July 31, 2020, we were in compliance with all financial covenants under the Amended Credit Agreement.

During fiscal 2020, we made term loan A principal payments of $43,625, which includes a prepayment of $31,500 made during the fourth quarter in connection with our Amended Credit Agreement and issuance of convertible debt discussed below. The tranche A term loan is subject to principal amortization, with $7,375 due and payable in fiscal 2021, $29,500 due and payable in each of fiscal 2022, 2023 and 2024, with the remaining $450,500 due and payable at maturity on September 6, 2024. During fiscal 2019, we made term loan A principal payments of $10,000 and also settled $5,207 of debt which was assumed as part of the Omnia acquisition. On September 4, 2020, we repaid $75,000 of the revolving credit facility under the Amended Credit Agreement.

Convertible Debt

	July 31,
	2020	2019
Convertible debt principal amount	$168,000	$—
Unamortized original issue discount	(38,919)	—
Unamortized debt issuance costs	(4,246)	—
Total convertible debt, net of unamortized discount and debt issuance costs	$124,835	$—

On May 15, 2020, we issued $168,000 aggregate principal amount of 3.25% convertible senior notes due 2025 (the “Notes”) in a private placement, including pursuant to the grant to the initial purchasers of $140,000 aggregate principal amount of the Notes, an option to purchase up to an additional $28,000 aggregate principal amount of Notes. The private placement offering closed on May 15, 2020. The initial conversion price is $41.51 per share of common stock (based on an initial conversion rate of 24.0912 shares of common stock per $1,000 principal amount of Notes) and will be subject to adjustment if certain events occur. The net proceeds from this offering were approximately $162,977 (including net proceeds relating to the issuance of the additional Notes), after deducting the initial purchasers’ discount and before the cost of offering expenses. As required by the Amended Credit Agreement, we were required to apply at least 50% of the amount by which the net proceeds exceed $100,000, or $31,500, to the repayment of debt under our credit facilities in fiscal 2020. We intend to use the remaining proceeds for general corporate purposes.

The Notes are redeemable, in whole or in part, for cash at our option at any time, and from time to time, on or after May 17, 2023, in certain circumstances at a redemption price equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, in certain limited circumstances, note holders may require us to repurchase their Notes for cash for a repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. The Notes indenture does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of its subsidiaries. The Notes indenture contains customary terms and covenants and events of default.

Due to the cash conversion feature included in the Notes, the carrying value of the Notes is allocated between a liability and an equity component. Upon issuance, the liability component of the convertible debt was $123,346, net of a $40,289 discount and net of debt issuance costs of $4,365. The initial carrying value of the equity component recorded in additional paid-in-capital was $29,184, net of a $10,072 deferred tax liability, $1,377 of debt issuance costs and a $344 deferred tax asset. The $40,289 debt discount and $4,365 of debt issuance costs are amortized as non-cash interest expense over the contractual term of the convertible debt using the effective interest method, at a rate of 9.36%. Cash interest for fiscal 2020 was $1,168.

12.    Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of

(dollar amounts in thousands except share and per share data or as otherwise specified) 69

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
taxable income for taxable years beginning before 2021. In addition, the CARES Act allows net operating losses (NOLs) incurred in fiscal 2021, 2020 and 2019 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. We anticipate a carryback of our current year U.S. federal NOL to the fiscal tax year ended July 31, 2015, and forward. The carryback has been determined using a statutory tax rate of 35%, which resulted in the recognition of a $10,864 tax benefit during fiscal 2020.

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

Section 15 of the Internal Revenue Code (the “Code”) governs rate changes and was not amended by the 2017 Tax Act. Section 15 requires a blended tax rate for fiscal-year taxpayers for their fiscal year that includes the effective date of the rate change, which was January 1, 2018. As a result of the 2017 Tax Act, we revised our estimated annual effective rate to reflect the change in the U.S. federal statutory rate by computing a tentative tax under both rates, and then prorating the tentative tax based on the number of days with and without the rate change to arrive at a blended tax rate of 26.9%, as required by the Code. This blended rate was applied for fiscal 2018 (beginning with the second quarter) and the new U.S. federal statutory rate of 21% applied to fiscal 2019 and beyond.

The (benefit) provision for income taxes consists of the following:

	Year Ended July 31,
	2020		2019		2018
	Current	Deferred	Current	Deferred	Current	Deferred
United States:
Federal	$(28,696)	$17,872	$13,494	$683	$24,288	$(7,308)
State	902	(516)	3,976	(15)	5,078	491
International	5,687	(2,005)	4,869	(2,730)	4,626	(703)
Total	$(22,107)	$15,351	$22,339	$(2,062)	$33,992	$(7,520)

The geographic components of (loss) income before income taxes are as follows:

	Year Ended July 31,
	2020	2019	2018
United States	$(6,663)	$68,342	$115,697
International	13,615	6,977	1,816
Total	$6,952	$75,319	$117,513

(dollar amounts in thousands except share and per share data or as otherwise specified) 70

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
The consolidated effective income tax rate differed from the U.S. statutory tax rate of 21.0% in fiscal 2020, 21.0% in fiscal 2019 and 26.9% in 2018 due to the following:

	Year Ended July 31,
	2020	2019	2018
Expected statutory tax(1)	21.0%	21.0%	26.9%
Differential attributable to:
Foreign operations	16.0%	0.3%	0.6%
State and local taxes	13.7%	4.8%	3.7%
U.S. permanent items	5.3%	1.9%	(1.5)%
Tax reserves	11.3%	—%	—%
U.S Federal tax legislation	(156.3)%	(0.1)%	(7.4)%
R&E tax credit	(26.9)%	(1.0)%	(0.7)%
U.S. foreign inclusions	(2.9)%	(0.8)%	—%
Excess tax benefits	6.9%	(0.7)%	(1.7)%
Valuation allowance	16.8%	0.1%	2.4%
Other	(2.1)%	1.4%	0.2%
Consolidated effective income tax rate	(97.2)%	26.9%	22.5%
_______________________________________________
(1)    During fiscal 2018, we revised our estimated annual rate to reflect a blended U.S. federal statutory rate of 26.9% as compared to 35.0%.

(dollar amounts in thousands except share and per share data or as otherwise specified) 71

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
Tax assets and liabilities, shown before and after jurisdictional netting of deferred tax assets (liabilities), are comprised of the following:

	July 31,
	2020	2019
Deferred tax assets:
Accrued expenses	$4,244	$4,175
Inventories	6,256	5,408
Accounts receivable	693	593
Other long-term liabilities	110	211
Stock-based compensation	3,691	3,586
Capital investment	426	426
Tax credits	2,421	—
Domestic NOLs	2,705	137
Foreign NOLs	11,158	10,284
Subtotal	31,704	24,820
Valuation allowance	(8,163)	(5,701)
	23,541	19,119
Deferred tax liabilities:
Property and equipment	(22,790)	(11,342)
Intangible assets	(21,286)	(21,156)
Goodwill	(15,021)	(11,618)
Convertible debt discount	(9,190)	—
	(68,287)	(44,116)
Net deferred income taxes	$(44,746)	$(24,997)

Reported in Consolidated Balance Sheets as:
Deferred income taxes (assets)	$4,787	$4,281
Deferred income taxes (liabilities)	(49,533)	(29,278)
	$(44,746)	$(24,997)

For state reporting purposes, our NOLs at July 31, 2020 and 2019 are $2,705 and $137, respectively. For foreign tax reporting purposes, our NOL’s at July 31, 2020 and 2019 are $11,158 and $10,284, respectively. Most of these NOLs do not expire and are fully available for utilization against future profits in the U.S. and in non-U.S. tax jurisdictions. We recorded a valuation allowance against a portion of the foreign NOLs in the amount of $6,796 and $5,701 as of July 31, 2020 and 2019, respectively, For fiscal 2020, the valuation allowance was comprised mainly of $1,979 relating to our German operations, $2,628 relating to pre-acquisition losses attributable to our U.K. operation and $1,319 relating to the exit of the Jet Prep business. We believe it is more likely than not that we will be unable to utilize these NOLs.

During fiscal 2020 and 2019, no dividends were repatriated from our foreign subsidiaries. As a result of the mandatory one-time transition tax required under the 2017 Tax Act, all of the undistributed earnings of our foreign subsidiaries are deemed repatriated and considered previously taxed income (“PTI”). Additionally, we continue to be indefinitely reinvested and continue to evaluate our assertion for certain legal entities. Accordingly, deferred taxes are not provided on undistributed earnings of foreign subsidiaries that are indefinitely reinvested. Determining the tax liability that would arise if these earnings were remitted is not practicable. As of July 31, 2020 and 2019, the cumulative amount of such undistributed earnings, inclusive of PTI, indefinitely reinvested outside the U.S. was approximately $49,612 and $45,566, respectively.

We record liabilities for an unrecognized tax benefit when a tax benefit for an uncertain tax position is taken or expected to be taken on a tax return, but is not recognized in our consolidated financial statements because it does not meet the more-likely-than-not recognition threshold that the uncertain tax position would be sustained upon examination by the applicable taxing authority. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the tax authorities. Any adjustments upon

(dollar amounts in thousands except share and per share data or as otherwise specified) 72

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
resolution of income tax uncertainties are recognized in our results of operations. Our policy is to record potential interest and penalties related to income tax positions in income tax expense in our consolidated financial statements. However, such amounts have been relatively insignificant due to the nominal amount of our unrecognized tax benefits relating to uncertain tax positions. There were no unrecognized tax benefits recorded in fiscal 2018. A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized Tax Benefits(1)
Balance, July 31, 2018	$—
Additions for tax positions of prior years	432
Balance, July 31, 2019	432
Lapses in statutes of limitations	(8)
Additions for tax positions of prior years	302
Foreign currency translation	20
Balance, July 31, 2020	$746
_______________________________________________
(1)All of our unrecognized tax benefits, if recognized, would impact our effective tax rate in future periods.

Although we remain subject to audit by the IRS for fiscal years ended July 31, 2016 and forward, we are not currently under IRS audit. With respect to state or foreign income tax examinations, we are generally no longer subject to examinations for fiscal years ended prior to July 31, 2014.

13.    Commitments and Contingencies

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

Restructuring Matters

In connection with our ongoing efforts to streamline and consolidate our global operations and integrate the Hu-Friedy acquisition with our legacy Dental business, we have incurred approximately $17,937, $22,097 and $5,001 of restructuring-related charges in each of the years ended July 31, 2020, 2019, and 2018, respectively. The majority of these charges consisted of one-time benefit related costs (severance, accelerated stock-based compensation costs and other benefit costs) associated with actions taken to reduce headcount. As of July 31, 2020, $7,887 was included in compensation payable on our consolidated balance sheets. Any remaining unpaid severance at July 31, 2020, will be paid out ratably during fiscal 2021 and fiscal 2022 in accordance with our employee separation policy.

(dollar amounts in thousands except share and per share data or as otherwise specified) 73

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
14.    Accumulated Other Comprehensive Loss

The components and changes in accumulated other comprehensive loss for fiscal 2020, 2019 and 2018 were as follows:

	Foreign Currency Translation Adjustments	Changes in Fair Value of Interest Rate Swaps(1)	Tax effects	Total
Balance, August 1, 2017	$(9,900)	$—	$—	$(9,900)
Other comprehensive loss	(1,556)	—	—	(1,556)
Balance, July 31, 2018	(11,456)	—	—	(11,456)
Other comprehensive loss	(13,287)	3,312	(766)	(10,741)
Balance, July 31, 2019	(24,743)	3,312	(766)	(22,197)
Other comprehensive loss	11,951	(22,905)	5,552	(5,402)
Balance, July 31, 2020	$(12,792)	$(19,593)	$4,786	$(27,599)
______________________________________________
(1)In fiscal 2020, we recognized $1,562 in interest expense, net relating to the non-cash amortization of the net loss on the terminated swaps reported in accumulated other comprehensive loss. We expect to recognize approximately $5,484 in interest expense, net in fiscal 2021. See Note 8, “Derivatives” for additional information.

15.    Earnings Per Common Share

Basic Earnings Per Common Share (“EPS”) is computed based upon the weighted average number of common shares outstanding for the year. Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the year. As we expect to settle the principal amount of our outstanding convertible debt in cash and any excess in shares of our common stock, we use the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share of common stock when the average market price of our common stock for a given period exceeds the conversion price of $41.51 per share. Our convertible debt is further described in Note 11, “Financing Arrangements.”

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

(dollar amounts in thousands except share and per share data or as otherwise specified) 74

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
The following table sets forth the computation of basic and diluted EPS available to stockholders of common stock (excluding participating securities):

	Year Ended July 31,
	2020	2019	2018
Numerator for basic and diluted earnings per share:
Net income	$13,708	$55,042	$91,041
Less income allocated to participating securities	(1)	(51)	(320)
Net income available to common shareholders	$13,707	$54,991	$90,721
Denominator for basic and diluted earnings per share, as adjusted for participating securities:
Denominator for basic earnings per share - weighted average number of shares outstanding attributable to common stock	42,238,282	41,700,926	41,567,722
Dilutive effect of stock options using the treasury stock method and the average market price for the year	45,643	56,190	67,356
Dilutive effect of convertible debt outstanding	25,291	—	—
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	42,309,216	41,757,116	41,635,078
Earnings per share attributable to common stock:
Basic earnings per share	$0.32	$1.32	$2.18
Diluted earnings per share	$0.32	$1.32	$2.18
Stock options excluded from weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	—	—	—

A reconciliation of weighted average number of shares and common stock equivalents attributable to common stock, as determined above, to our total weighted average number of shares and common stock equivalents, including participating securities, is set forth in the following table:

	Year Ended July 31,
	2020	2019	2018
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	42,309,216	41,757,116	41,635,078
Participating securities	5,716	38,905	148,700
Total weighted average number of shares and common stock equivalents attributable to both common stock and participating securities	42,314,932	41,796,021	41,783,778

16.    Stock-Based Compensation

2016 Equity Incentive Plan

On January 7, 2016, we terminated the Cantel Medical Corp. 2006 Equity Incentive Plan (the “2006 Plan”) and adopted the Cantel Medical Corp. 2016 Equity Incentive Plan (the “2016 Plan”). As a result, no further options or awards will be granted under the 2006 Plan. The 2016 Plan provides for the granting of stock options, stock appreciation rights (“SARs”), restricted stock awards, restricted stock units (“RSUs”) and performance-based awards to our employees, independent contractors and consultants. It also provides the flexibility to grant equity-based awards to our non-employee directors. The 2016 Plan does not permit the granting of discounted options or discounted SARs.

The maximum number of shares as to which equity awards may be granted under the 2016 Plan is 1,200,000 shares. The 2016 Plan will terminate on the date of our annual meeting of stockholders following the close of our fiscal year ending in 2025, unless terminated earlier by the Board of Directors. Stock awards under this plan:

•will be granted at the closing market price at the time of the grant,
•will include terms which may not exceed ten years, subject to certain exceptions, and
•may be granted in the form of restricted stock and RSUs, performance awards, or dividends.

(dollar amounts in thousands except share and per share data or as otherwise specified) 75

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
Stock awards outstanding under the 2016 Plan are subject to risk of forfeiture solely due to an employment length-of-service restriction, with such restriction lapsing as to one-third of the shares of each of the first three anniversaries of the grant date subject to being employed through such vesting date. At July 31, 2020, 411,715 unvested restricted stock shares were outstanding under the 2016 Plan. No options were outstanding under the 2016 Plan. At July 31, 2020, 516,599 shares are collectively available pursuant to restricted stock and other stock awards, stock options and SARs.

2006 Equity Incentive Plan

A total of 5,591,000 shares of common stock were granted under the 2006 Plan, of which 2,700,000 shares were authorized for issuance pursuant to stock options and SARs and 2,891,000 shares were authorized for issuance pursuant to restricted stock and other stock awards. Restricted stock awards outstanding under this plan are subject to risk of forfeiture solely due to an employment length-of-service restriction, with such restriction lapsing as to one-third of the shares on each of the first three anniversaries of the grant date subject to being employed through such vesting date. At July 31, 2020, options to purchase 15,000 shares of common stock were outstanding, and no unvested restricted stock shares were outstanding under the 2006 Plan.

The following table shows the components of stock-based compensation expense recognized in the consolidated statements of income:

	Year Ended July 31,
	2020	2019	2018
Cost of sales	$1,255	$1,010	$663
Operating expenses:
Selling	2,606	2,428	1,458
General and administrative	7,803	11,828	7,292
Research and development	412	296	202
Total operating expenses	10,821	14,552	8,952
Stock-based compensation expense	$12,076	$15,562	$9,615

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

As of July 31, 2020, total unrecognized stock-based compensation expense, before income taxes, related to total nonvested stock options and restricted stock awards was $18,125 with a remaining weighted average period of 13 months over which such expense is expected to be recognized. The majority of our nonvested awards relate to restricted stock awards. We account for forfeitures as they occur, rather than estimate expected forfeitures over the vesting period.

(dollar amounts in thousands except share and per share data or as otherwise specified) 76

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
We determine the fair value of each time-based stock award and performance-based stock award by using the closing market price of our common stock on the date of grant. We determine the fair value of each stock award with market conditions using a Monte Carlo simulation on the date of grant using the following assumptions:

	2020	2019
Volatility of common stock	30.73%	27.54%
Average volatility of peer companies	36.28%	36.55%
Average correlation coefficient of peer companies	24.63%	27.18%
Risk-free interest rate	1.49%	2.93%

A summary of nonvested stock award activity for fiscal 2020, 2019 and 2018 follows:

	Number of Time-based Shares	Number of Performance-based Shares	Number of Market-based Shares	Number of Total Shares	Weighted Average Fair Value
Nonvested stock awards at August 1, 2017	196,818	16,235	9,245	222,298	$66.28
Granted	94,309	17,486	10,465	122,260	$101.74
Vested(1)	(115,943)	(5,845)	—	(121,788)	$60.25
Forfeited	(6,864)	(1,800)	(2,000)	(10,664)	$95.09
Nonvested stock awards at July 31, 2018	168,320	26,076	17,710	212,106	$88.87
Granted	188,431	35,981	25,320	249,732	$85.16
Vested(1)	(105,516)	(13,327)	(5,265)	(124,108)	$80.44
Forfeited	(16,371)	(8,520)	(5,686)	(30,577)	$96.54
Nonvested stock awards at July 31, 2019	234,864	40,210	32,079	307,153	$88.99
Granted	233,701	—	47,967	281,668	$68.71
Vested(1)	(121,852)	(8,954)	(3,462)	(134,268)	$87.14
Forfeited	(28,011)	(2,082)	(12,745)	(42,838)	$82.59
Nonvested stock awards at July 31, 2020	318,702	29,174	63,839	411,715	$76.29
_______________________________________________
(1)The aggregate fair value of all nonvested stock awards which vested was approximately $11,701, $9,985 and 7,338 in fiscal 2020, 2019 and 2018, respectively.

A summary of stock option activity for fiscal 2020, 2019 and 2018 follows:

	Number of shares	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value
Outstanding at August 1, 2017	122,500	$29.36
Exercised	(52,500)	$17.04
Outstanding at July 31, 2018	70,000	$38.60
Exercised	(30,000)	$31.81
Outstanding at July 31, 2019	40,000	$43.70
Exercised	(25,000)	$36.70
Outstanding at July 31, 2020	15,000	$55.36	0.2 years	$—
Exercisable at July 31, 2020 (out of the money)	15,000	$55.36	0.2 years	$—

In fiscal 2019 and 2018, 5,000 and 13,333, respectively, options vested, with an aggregate fair value of approximately $277 and $226, respectively. At July 31, 2020, 2019 and 2018, there were 15,000, 40,000 and 70,000, respectively, outstanding options with an aggregate fair value of $0, $1,943 and $3,788, respectively. At July 31, 2020 and 2019, all of the outstanding options had vested or were expected to vest in future periods.

We do not currently have a publicly announced stock repurchase program. All of the shares purchased during fiscal 2020, 2019 and 2017 represent shares surrendered relating to cashless exercises of stock options and to pay employee withholding taxes

(dollar amounts in thousands except share and per share data or as otherwise specified) 77

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
due upon the vesting of restricted stock or the exercise of stock options. In fiscal 2020, 2019 and 2017, such purchases amounted to 58,858, 54,176 and 72,058 shares at a total average price per share of $69.03, $87.51 and $98.16, respectively.

Upon exercise of stock options or grant of stock awards, we typically issue new shares of our common stock as opposed to using treasury shares. Additionally, all options were considered to be deductible for tax purposes in the valuation model. Such non-qualified options were tax-effected using our estimated U.S. effective tax rate at the time of grant. All of our stock options and restricted stock awards are expected to be deductible for tax purposes, except for certain stock awards granted to employees residing outside of the U.S., and were tax-effected using our estimated U.S. effective tax rate at the time of grant.

Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the income tax benefit on stock-based compensation described above. For fiscal 2020, income tax deductions of $2,083 were generated, of which $2,642 were recorded as a reduction in income tax expense over the equity awards’ vesting period and the remaining excess tax expense of $559 was recorded as an increase in income tax expense. For fiscal 2019, income tax deductions of $2,592 were generated, of which $2,008 were recorded as a reduction in income tax expense over the equity awards’ vesting period and the remaining excess tax benefits of $584 were recorded as a reduction in income tax expense. For fiscal 2018, income tax deductions of $4,161 were generated, of which $1,988 were recorded as a reduction in income tax expense over the equity awards’ vesting period and the remaining excess tax benefits of $2,173 were recorded as a reduction in income tax expense.

17.    Retirement Plans

We have 401(k) Savings and Retirement Plans for the benefit of eligible U.S. employees. Additionally, our Canadian and certain European subsidiaries maintain profit sharing plans for the benefit of eligible employees. Employer contributions are both discretionary and non-discretionary and are limited in any year to the amount allowable by government tax authorities.

Aggregate employer contributions recognized under these plans were $6,749, $4,999 and $4,676 for fiscal 2020, 2019 and 2018, respectively.

18.    Reportable Segments

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

None of our customers accounted for 10% or more of our consolidated net sales during fiscal 2020, 2019 and 2018.

Our reportable segments are as follows:

Medical: designs, develops, manufactures, sells and installs a comprehensive offering of products and services comprising a complete circle of infection prevention solutions. Our products include endoscope reprocessing and endoscopy procedure products.

Life Sciences: designs, develops, manufactures, sells, and installs water purification systems for medical, pharmaceutical and other bacteria controlled applications. We also provide filtration/separation and disinfectant technologies to the medical and life science markets through a worldwide distributor network. Two customers collectively accounted for approximately 41.7%, 40.2% and 48.0% of our Life Sciences segment net sales in fiscal 2020, 2019 and 2018, respectively.

Dental: designs, manufactures, sells, supplies and distributes a broad selection of products used by the global dental profession comprising a complete circle of protection. Our products include hand and powered dental instruments, infection control products, personal protective equipment (PPE) and water quality products for the dental suite. Three customers collectively accounted for approximately 42.0%, 47.6% and 45.1% of our Dental segment net sales in fiscal 2020, 2019 and 2018, respectively.

Dialysis: designs, develops, manufactures, sells and services reprocessing systems and sterilants for dialyzers (a device serving as an artificial kidney), as well as dialysate concentrates and supplies utilized for renal dialysis. Two customers collectively

(dollar amounts in thousands except share and per share data or as otherwise specified) 78

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
accounted for approximately 41.0%, 41.0% and 40.6% of our Dialysis segment net sales in fiscal 2020, 2019 and 2018, respectively. One these customers is the same customer noted above under our Life Sciences segment.

Information as to reportable segments is summarized below:

	Year Ended July 31,
	2020	2019	2018
Net sales:
Medical	$468,078	$523,669	$473,937
Life Sciences (1)	195,410	194,950	211,210
Dental (1)	322,398	167,680	155,180
Dialysis	30,162	31,856	31,595
Total	$1,016,048	$918,155	$871,922
_______________________________________________
(1)In fiscal 2019 and fiscal 2018, approximately $6,072 and $5,820, respectively, of net sales were reclassified out of our Life Sciences segment and into our Dental segment associated with the changes in our segments noted above.

	Year Ended July 31,
	2020	2019	2018
Income from operations:
Medical	$56,065	$98,356	$86,833
Life Sciences (1)	26,904	17,528	35,100
Dental (1)	3,378	25,313	31,707
Dialysis	7,480	4,922	7,380
	93,827	146,119	161,020
General corporate expenses	45,520	62,600	39,356
Income from operations	48,307	83,519	121,664
Interest expense, net	41,355	9,505	5,289
Other income	—	(1,305)	(1,138)
Income before income taxes	$6,952	$75,319	$117,513
_______________________________________________
(1)In fiscal 2019 and 2018, approximately $3,024 and $1,703 of income from operations were reclassified out of our Life Sciences segment and into our Dental segment associated with the changes in our segments noted above.

	July 31,
	2020	2019
Identifiable assets:
Medical	$549,194	$532,250
Life Sciences	157,115	184,737
Dental	1,037,947	272,309
Dialysis	19,114	19,016
General corporate, including cash and cash equivalents	308,384	62,054
Total	$2,071,754	$1,070,366

(dollar amounts in thousands except share and per share data or as otherwise specified) 79

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K

	Year Ended July 31,
	2020	2019	2018
Capital expenditures:
Medical	$15,587	$52,907	$18,996
Life Sciences	2,134	16,408	4,409
Dental	15,304	16,243	2,441
Dialysis	771	3,203	644
General corporate	—	6,677	11,208
Total	$33,796	95,438	37,698

	Year Ended July 31,
	2020	2019	2018
Depreciation and amortization:
Medical	$24,133	$23,033	$19,002
Life Sciences	6,856	7,482	5,628
Dental	29,702	9,844	8,756
Dialysis	44	39	711
General corporate	2,667	1,961	733
Total	$63,402	$42,359	$34,830

Information as to geographic areas (including net sales which represent the geographic area from which we derive its net sales from external customers) is summarized below:

	Year Ended July 31,
	2020	2019	2018
Net sales:
United States	$742,410	$665,661	$643,744
Europe/Africa/Middle East	167,360	148,334	131,130
Asia/Pacific	73,517	66,228	57,108
Canada	27,417	32,152	33,524
Latin America/South America	5,344	5,780	6,416
Total	$1,016,048	$918,155	$871,922

	July 31,
	2020	2019
Total long-lived assets:
United States	$211,701	$128,010
Europe/Africa/Middle East	60,752	64,742
Asia/Pacific	7,478	4,201
Canada	4,993	1,995
Total	284,924	198,948
Goodwill and intangible assets, net	1,140,204	519,622
Total	$1,425,128	$718,570

(dollar amounts in thousands except share and per share data or as otherwise specified) 80

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
19.    Quarterly Results of Operations (unaudited)

The following is a summary of the quarterly results of operations for fiscal 2020 and 2019:

Fiscal 2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$257,246	$288,498	$236,933	$233,371
Cost of sales	141,377	166,254	135,950	136,494
Gross profit	115,869	122,244	100,983	96,877
Gross profit percentage	45.0%	42.4%	42.6%	41.5%
Net income (loss)	$5,767	$(2,263)	$15,787	$(5,583)
Earnings (loss) per common share:
Basic	$0.14	$(0.05)	$0.37	$(0.13)
Diluted	$0.14	$(0.05)	$0.37	$(0.13)

Fiscal 2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$225,589	$224,538	$228,552	$239,476
Cost of sales	120,340	119,863	121,675	128,823
Gross profit	105,249	104,675	106,877	110,653
Gross profit percentage	46.7%	46.6%	46.8%	46.2%
Net income	$19,242	$18,800	$8,175	$8,825
Earnings per common share:
Basic	$0.46	$0.45	$0.20	$0.21
Diluted	$0.46	$0.45	$0.20	$0.21

Schedule II - Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions	Deductions	Translation Adjustments	Balance at End of Period
Allowance for doubtful accounts
Year ended July 31, 2020	$2,322	$2,084	$(530)	$29	$3,905
Year ended July 31, 2019	$1,149	$1,541	$(336)	$(32)	$2,322
Year ended July 31, 2018	$1,808	$326	$(977)	$(8)	$1,149

Reserve for excess and obsolete inventory
Year ended July 31, 2020	$10,115	$9,604	$(1,623)	$183	$18,279
Year ended July 31, 2019	$8,599	$2,937	$(1,218)	$(203)	$10,115
Year ended July 31, 2018	$8,853	$1,719	$(1,862)	$(111)	$8,599

Deferred tax asset valuation allowance
Year ended July 31, 2020	$5,701	$2,597	$81	$(216)	$8,163
Year ended July 31, 2019	$6,358	$1,086	$(1,891)	$148	$5,701
Year ended July 31, 2018	$2,984	$3,538	$(119)	$(45)	$6,358

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

(dollar amounts in thousands except share and per share data or as otherwise specified) 81

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
Item 9A. Controls and Procedures.

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports is (i) recorded, processed, summarized and reported within the time periods specified by the SEC and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

(i)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company,
(ii)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and
(iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies and procedures included in such controls may deteriorate.

We, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of our internal controls over financial reporting based on the framework and criteria established in “Internal Control — Integrated Framework (2013 framework),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that our internal control over financial reporting was effective as of July 31, 2020.

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

On October 1, 2019, we acquired Hu-Friedy, as more fully described in Note 3 to the consolidated financial statements. This business is included in our 2020 consolidated financial statements and constituted 37.0% of total assets as of July 31, 2020, and 14.6% of net sales for the year then ended. During the initial transition period following the acquisition, we enhanced our internal control process to ensure that all financial information related to this acquisition was properly reflected in our consolidated financial statements. As of July 31, 2020, the integration of the internal controls relating to the acquired business has been substantially completed, and the acquired business will be included in our evaluation of the effectiveness of our internal control over financial reporting for fiscal 2021.

Following the acquisition of Hu-Friedy, we also began the process of integrating our legacy U.S. Dental segment operations into the Hu-Friedy SAP operating and financial reporting system, which we expect to complete during fiscal 2021. As the integration of SAP continues, we are experiencing certain changes to our processes and procedures which, in turn, result

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
in changes to our internal control over financial reporting. We believe the necessary steps have been taken to monitor and maintain appropriate internal control over financial reporting during this period of change, and we will continue to evaluate the operating effectiveness of related key controls during subsequent periods. While we expect SAP to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as each of the affected areas evolves.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Conduct for the Chief Executive Officer, the Chief Financial Officer, Chief Accounting Officer, and other officers and management personnel that is posted on our website, www.cantelmedical.com. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Conduct for the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and other officers and management personnel by posting such information on our website.

The remainder of the information required by Item 10 is incorporated by reference to our definitive proxy statement for our 2020 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year.

Item 11. Executive Compensation.

Information required to be disclosed by this Item is incorporated by reference from our definitive proxy statement for our 2020 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following sets forth certain information as of July 31, 2020 with respect to our equity compensation plans under which our securities may be issued:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under compensation plans (excluding securities reflected in (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	15,000	$55.36	516,599
Equity compensation plans not approved by security holders	—	—	—
Total	15,000	$55.36	516,599
________________________________________________
(1)Collectively consists of stock option and stock appreciation right awards and restricted stock and performance awards available for grant under the plans.

The remainder of the information required by Item 12 is incorporated by reference from our definitive proxy statement for our 2020 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required to be disclosed by this Item is incorporated by reference from our definitive proxy statement for our 2020 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year.

Item 14. Principal Accounting Fees and Services.

The information required to be disclosed by this Item is incorporated by reference from our definitive proxy statement for our 2020 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year.

(dollar amounts in thousands except share and per share data or as otherwise specified) 83

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
PART IV

Item 15. Exhibits, Financial Statement Schedules.
(a)The following documents are filed as part of this Annual Report on Form 10-K for the fiscal year ended July 31, 2020.

1.Consolidated Financial Statements:
(i)Report of Independent Registered Public Accounting Firm.
(ii)Consolidated Balance Sheets as of July 31, 2020 and 2019.
(iii)Consolidated Statements of Income for the years ended July 31, 2020, 2019 and 2018.
(iv)Consolidated Statements of Comprehensive Income for the years ended July 31, 2020, 2019 and 2018.
(v)Consolidated Statements of Changes in Stockholders’ Equity for the years ended July 31, 2020, 2019 and 2018.
(vi)Consolidated Statements of Cash Flows for the years ended July 31, 2020, 2019 and 2018.
(vii)Notes to Consolidated Financial Statements.
2.Consolidated Financial Statement Schedules:
(i)Schedule II - Valuation and Qualifying Accounts for the years ended July 31, 2020, 2019 and 2018.

All other financial statement schedules are omitted since they are not required, not applicable, or the information has been included in the Consolidated Financial Statements or Notes thereto.

3.Exhibits:

2(a) - Purchase and Sale Agreement, dated as of July 29, 2019, by and among Cantel Medical Corp., Hu-Friedy Mfg. Co., LLC, Dental Holding, LLC, and, for limited purposes set forth therein, Ken Serota and Ron Saslow. (Incorporated herein by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on July 30, 2019.)

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

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
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

3(o) - Registrant’s By-Laws, as amended through January 3, 2018. (Incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on November 7, 2013.)

4(a) - Description of Securities. (Incorporated herein by reference to Exhibit 4 to Registrant’s 20019 Annual Report on Form 10-K.)

4(b) - Indenture, dated as of May 15, 2020, between Cantel Medical Corp. and Wells Fargo Bank, National Association, as Trustee, including form of 3.25% Convertible Senior Note due 2025. (Incorporated herein by reference to
Exhibit 4.1 Registrant’s Current Report on Form 8-K filed on May 15, 2020.)

10(a) - 2006 Equity Incentive Plan, as amended. (Incorporated herein by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2013.)*

10(b) - Form of Stock Option Agreement for option grants to directors and executive officers under Registrant’s 2006 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on October 27, 2011 [the “October 2011 8-K”].)*

10(c) - Form of Restricted Stock Agreement under Registrant’s 2006 Equity Incentive Plan for grants to executive officers. (Incorporated herein by reference to Exhibit 10.5 to Registrant’s October 2011 8-K.)*

10(d) - Form of Restricted Stock Agreement under Registrant’s 2006 Equity Incentive Plan for grants to directors. (Incorporated herein by reference to Exhibit 10.6 to Registrant’s October 2011 8-K.)*

10(e) - Separation Agreement and General Release dated as of March 8, 2019 between the Company and Jorgen B. Hansen. (Incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on March 8, 2019.)*

10(f) - Retirement Agreement and General Release dated as of March 29, 2019 between the Company and Eric W. Nodiff. (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on June 6, 2019.)*

10(g) - Confidentiality and Non-Competition Agreement dated as of November 15, 2012 between Registrant and Jorgen B. Hansen (Incorporated herein by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012.)*

10(h) - Confidentiality and Non-Competition Agreement dated as of January 1, 2010 between Registrant and Eric W. Nodiff (Incorporated herein by reference to Exhibit 10.9 to Registrant’s February 2010 8-K.)*

10(i) - Confidentiality and Non-Competition Agreement dated as of March 23, 2015 between Registrant and Peter Clifford (Incorporated herein by reference to Exhibit 10.2 to Registrant’s March 2015 8-K.)*

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
10(j) - Cantel Medical Corp. 2016 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on November 30, 2018.)*

10(k) - Form of Restricted Stock Agreement (Time-Based Grants) under Cantel Medical Corp. 2016 Equity Incentive Plan for grants to executive officers (Incorporated herein by reference to Exhibit 10(r) to Registrant's Annual Report on From 10-K for the fiscal year ended July 31, 2016 [the "2016 10-K"].) *

10(l) - Form of Restricted Stock Agreement (Time-Based Grants) under Cantel Medical Corp. 2016 Equity Incentive Plan for grants to directors (Incorporated herein by reference to Exhibit 10(s) to Registrant's 2016 10-K.)*

10(m) - Form of Restricted Stock Agreement (Performance-Based Grants – Revenue Based) under Cantel Medical Corp. 2016 Equity Incentive Plan for grants to executive officers (Incorporated herein by reference to Exhibit 10(t) to Registrant's 2016 10-K.) *

10(n) - Form of Restricted Stock Agreement (Performance-Based Grants – TSR Based) under Cantel Medical Corp. 2016 Equity Incentive Plan for grants to executive officers (Incorporated herein by reference to Exhibit 10(u) to Registrant's 2016 10-K.)*

10(o) - Form of Restricted Stock Agreement (Time-Based) under Cantel Medical Corp. 2016 Equity Incentive Plan for annual grants to directors (Incorporated herein by reference to Exhibit 10(v) to Registrant's 2016 10-K.)*

10(p) - Fourth Amended and Restated Credit Agreement dated as of June 28, 2018 among Cantel Medical Corp., Bank of America, N.A., Wells Fargo Bank, National Association, JPMorgan Chase Bank, N.A., and the other lenders party hereto. (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on July 2, 2018.)

10(q) - First Amendment, dated as of September 6, 2019, among Cantel Medical Corp., the subsidiary obligors party thereto, the lenders party thereto, and Bank of America, N.A. (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on September 9, 2019.)

10(r) - Second

10(s) - Earnout Agreement, dated as of July 29, 2019, by and between Dental Holding, LLC and Cantel Medical Corp. (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on July 30, 2019.)

10(t) – Registration Rights Agreement, dated as of October 1, 2019, by and between Dental Holdings, LLC and Cantel Medical Corp. (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on October 2, 2019.)

10(u)- Letter Agreement, dated as of December 12, 2019, by and between Dental Holding, LLC, Hu-Friedy Mfg. Co., LLC and Cantel Medical Corp. (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 16, 2019.)

10(v) - Stock Repurchase Agreement, dated as of February 13, 2020, by and between Cantel Medical Corp. and Dental Holding, LLC. (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 14, 2020.)

10(w) - Cantel Medical Corp. Executive Severance and Change in Control Plan.*

21 - Subsidiaries of Registrant.

23 - Consent of Deloitte & Touche LLP.
31.1 - Certification of Principal Executive Officer.

31.2 - Certification of Principal Financial Officer.

32 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
101         The following materials from Cantel Medical Corp.’s Form 10-K for the fiscal year ended July 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at July 31, 2020 and 2019, (ii) Consolidated Statements of Income for each of the three years in the period ended July 31, 2020, (iii) Consolidated Statements of Comprehensive Income for each of the three years in the period ended July 31, 2020, (iv) Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended July 31, 2020, (v) Consolidated Statements of Cash Flows for each of the three years in the period ended July 31, 2020 and (vi) Notes to Consolidated Financial Statements.

104    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Management contract or compensatory plan or arrangement of the Company required to be filed as an exhibit.

Item 16. Form 10-K Summary

    None.

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANTEL MEDICAL CORP.

Date: September 25, 2020	By:	/s/ George L. Fotiades
George L. Fotiades, President,
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Shaun M. Blakeman
Shaun M. Blakeman, Senior Vice President,
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Brian R. Capone
Brian R. Capone, Senior Vice President,
Chief Accounting Officer
(Principal Accounting Officer)

Cantel Medical Corp.                                  2020 Annual Report on Form 10-K
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Charles M. Diker	Date:	September 25, 2020
Charles M. Diker, Director and Chairman of the Board

/s/ Alan. R. Batkin	Date:	September 25, 2020
Alan R. Batkin, Lead Independent Director

/s/ Ann E. Berman	Date:	September 25, 2020
Ann E. Berman, Director

/s/ Mark N. Diker	Date:	September 25, 2020
Mark N. Diker, Director

/s/ Anthony B. Evnin	Date:	September 25, 2020
Anthony B. Evnin, Director

/s/ Laura L. Forese	Date:	September 25, 2020
Laura L. Forese, Director

/s/ George L. Fotiades	Date:	September 25, 2020
George L. Fotiades, Director, President and CEO

/s/ Ronnie Myers	Date	September 25, 2020
Ronnie Myers, Director

/s/ Karen N. Prange	Date:	September 25, 2020
Karen N. Prange, Director

/s/ Peter J. Pronovost, M.D., Ph.D.	Date:	September 25, 2020
Peter J. Pronovost, M.D., Ph.D., Director