Form 10-Q
period 2020-10-31
CANTEL MEDICAL CORP
filed 2020-12-10
CIK 19446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q

☒Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2020.

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

Number of shares of common stock outstanding as of November 30, 2020: 42,244,649.

Cantel Medical Corp.                                 2021 First Quarter Form 10-Q

Cantel Medical Corp.                                 2021 First Quarter Form 10-Q
PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
Condensed Consolidated Balance Sheets
(Unaudited)

	October 31, 2020	July 31, 2020
Assets
Cash and cash equivalents	$258,021	$277,871
Accounts receivable, net of allowance for doubtful accounts of $4,029 and $3,905	158,763	148,419
Inventories, net	163,880	167,960
Prepaid expenses and other current assets	19,429	18,443
Income taxes receivable	27,036	33,933
Total current assets	627,129	646,626

Property and equipment, net	223,510	225,222
Right-of-use assets, net	47,901	48,684
Intangible assets, net	471,337	480,032
Goodwill	660,421	660,172
Other long-term assets	6,467	6,231
Deferred income taxes	3,738	4,787
Total assets	$2,040,503	$2,071,754
Liabilities and stockholders’ equity
Accounts payable	$46,891	$42,008
Compensation payable	47,788	47,769
Accrued expenses	45,525	41,480
Deferred revenue	28,454	26,223
Current portion of long-term debt	14,750	7,375
Income taxes payable	6,759	4,373
Current portion of lease liabilities	10,044	10,268
Total current liabilities	200,211	179,496

Long-term debt	845,142	926,834
Convertible debt	126,617	124,835
Deferred income taxes	49,533	49,533
Long-term lease liabilities	40,296	40,679
Other long-term liabilities	20,323	20,778
Total liabilities	1,282,122	1,342,155
Commitments and contingencies (Note 12)

Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $0.10 per share; authorized 75,000,000 shares; issued 46,924,945 shares and outstanding 42,243,881 shares at October 31, 2020; issued 46,812,750 shares and outstanding 42,162,218 shares at July 31, 2020	4,693	4,681
Additional paid-in capital	276,450	273,040
Retained earnings	572,798	548,334
Accumulated other comprehensive loss	(25,249)	(27,599)
Treasury Stock; 4,681,064 shares at October 31, 2020; 4,650,532 shares at July 31, 2020	(70,311)	(68,857)
Total stockholders’ equity	758,381	729,599
Total liabilities and stockholders’ equity	$2,040,503	$2,071,754

See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 1

Cantel Medical Corp.                                 2021 First Quarter Form 10-Q
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended October 31,
	2020	2019
Net sales
Product sales	$263,570	$225,678
Product service	33,459	31,568
Total net sales	297,029	257,246

Cost of sales
Product sales	129,655	120,586
Product service	20,008	20,791
Total cost of sales	149,663	141,377

Gross profit	147,366	115,869

Expenses:
Selling	40,063	38,411
General and administrative	49,378	55,287
Research and development	7,573	7,747
Total operating expenses	97,014	101,445

Income from operations	50,352	14,424

Interest expense, net	16,293	5,719

Income before income taxes	34,059	8,705

Income taxes	9,595	2,938

Net income	$24,464	$5,767

Earnings per common share:
Basic	$0.58	$0.14
Diluted	$0.57	$0.14

Dividends per common share	$—	$—

See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 2

Cantel Medical Corp.                                 2021 First Quarter Form 10-Q
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended October 31,
	2020	2019
Net income	$24,464	$5,767

Other comprehensive income:
Foreign currency translation	502	3,932
Interest rate swap, net of tax	1,848	1,245
Total other comprehensive income:	2,350	5,177

Comprehensive income	$26,814	$10,944

See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 3

Cantel Medical Corp.                                 2021 First Quarter Form 10-Q
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury stock, at cost	Total Stockholders’ Equity
	Shares	Amount
Balance, July 31, 2020	42,162,218	$4,681	$273,040	$548,334	$(27,599)	$(68,857)	$729,599
Repurchases of shares	(30,532)	—	—	—	—	(1,454)	(1,454)
Stock-based compensation	—	—	3,422	—	—	—	3,422
Equity vests/option exercises	112,195	12	(12)	—	—	—	—
Net income	—	—	—	24,464	—	—	24,464
Other comprehensive income	—	—	—	—	2,350	—	2,350
Balance, October 31, 2020	42,243,881	$4,693	$276,450	$572,798	$(25,249)	$(70,311)	$758,381

See accompanying notes to Condensed Consolidated Financial Statements.

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury stock, at cost	Total Stockholders’ Equity
	Shares	Amount
Balance, July 31, 2019	41,771,228	$4,636	$204,795	$539,097	$(22,197)	$(64,794)	$661,537
Repurchases of shares	(49,614)	—	—	—	—	(3,613)	(3,613)
Stock-based compensation	—	—	2,404	—	—	—	2,404
Issuance of shares	751,471	75	59,925	—	—	—	60,000
Equity vests/option exercises	104,686	11	908	—	—	—	919
Cancellations of restricted stock	(946)	—	—	—	—	—	—
Net income	—	—	—	5,767	—	—	5,767
Other comprehensive income	—	—	—	—	5,177	—	5,177
Balance, October 31, 2019	42,576,825	$4,722	$268,032	$544,864	$(17,020)	$(68,407)	$732,191

See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 4

Cantel Medical Corp.                                 2021 First Quarter Form 10-Q
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended October 31,
	2020	2019
Cash flows from operating activities
Net income	$24,464	$5,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,409	6,338
Amortization	8,918	6,029
Stock-based compensation expense	3,422	2,404
Deferred income taxes	441	1,454
Amortization of right-of-use assets	2,982	2,310
Non-cash interest expense	4,445	925
Inventory step-up amortization	—	4,772
Other non-cash items, net	8	(1,061)
Changes in assets and liabilities, net of effects of acquisitions/dispositions:
Accounts receivable	(10,302)	(348)
Inventories	4,214	(6,254)
Prepaid expenses and other assets	(1,206)	1,147
Accounts payable and other liabilities	10,221	(13,664)
Income taxes	9,284	1,450
Operating lease payments	(3,293)	(2,338)
Net cash provided by operating activities	62,007	8,931
Cash flows from investing activities
Capital expenditures	(5,495)	(10,390)
Proceeds from sale of businesses, net of cash retained	348	—
Acquisition of businesses, net of cash acquired	—	(658,932)
Net cash used in investing activities	(5,147)	(669,322)
Cash flows from financing activities
Proceeds from issuance of long term debt	—	400,000
Repayments of long-term debt	—	(2,375)
Borrowings under revolving credit facility	—	291,400
Repayments under revolving credit facility	(75,000)	(10,900)
Debt issuance costs	—	(9,234)
Finance lease payments	(103)	(127)
Purchases of treasury stock	(1,454)	(3,613)
Net cash (used in) provided by financing activities	(76,557)	665,151

Effect of exchange rate changes on cash and cash equivalents	(153)	(10)

(Decrease) increase in cash and cash equivalents	(19,850)	4,750
Cash and cash equivalents at beginning of period	277,871	44,535
Cash and cash equivalents at end of period	$258,021	$49,285

See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 5

Cantel Medical Corp.                                 2021 First Quarter Form 10-Q
Notes to Condensed Consolidated Financial Statements (Unaudited).

1.    Basis of Presentation

Throughout this document, references to “Cantel,” “us,” “we,” “our,” and the “Company” are references to Cantel Medical Corp. and its subsidiaries, except where the context makes it clear the reference is to Cantel itself and not its subsidiaries.

Cantel is a leading provider of infection prevention products and services in the healthcare market, specializing in the following reportable segments: Medical, Life Sciences, Dental and Dialysis. See Note 15, “Reportable Segments.” Most of our equipment, consumables and supplies are used to help prevent the occurrence or spread of infections.

The unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial reporting and the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include certain information and note disclosures required by GAAP for annual financial reporting and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Annual Report of Cantel Medical Corp. on Form 10-K for the fiscal year ended July 31, 2020 (the “2020 Annual Report on Form 10-K”) and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. The unaudited interim financial statements reflect all adjustments (of a normal and recurring nature) which management considers necessary for a fair presentation of the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of the results for the full year. The Condensed Consolidated Balance Sheet at July 31, 2020 was derived from the audited Consolidated Balance Sheet of Cantel at that date. Certain prior year amounts have been reclassified to conform to the current year presentation.

COVID-19

In March 2020, the World Health Organization categorized the novel Coronavirus disease 2019, or (COVID-19) as a pandemic. We are subject to risks and uncertainties as a result of the COVID-19 pandemic. Considerable uncertainty still surrounds the COVID-19 virus and its potential effects, and the extent of and effectiveness of responses taken on international, national and local levels. Measures taken to limit the impact of COVID-19, including shelter-in-place orders, social distancing measures, travel bans and restrictions, and business and government shutdowns, continue to create significant negative economic impacts on a global basis. The extent of the impact of the COVID-19 pandemic on our business remains uncertain and difficult to predict, as the response to the pandemic continues to evolve.

During the second half of fiscal 2020, the COVID-19 pandemic negatively impacted net sales and the related operations of both our Medical and Dental segments as a result of the postponement of elective medical procedures and routine dental procedures. Towards the end of fiscal 2020, we experienced gradual improvements in these respective businesses as restrictions were lifted and limitations eased. In the first quarter of fiscal 2021, patient procedure volume trends have improved as demand for both medical and dental procedures have increase during this period.

While we currently expect to see improvement in the remainder of fiscal 2021, the effects of the COVID-19 pandemic remains fluid and continues to evolve differently across various geographies. We believe it is likely to continue to experience unexpected impacts on our business due to the resurgence of the virus occurring in cities across the globe.

In preparing the Condensed Consolidated Financial Statements, management is required to make estimates and assumptions, including estimates and assumptions specific to any impact that the COVID-19 pandemic will have on our operations and cash flows. The estimates and assumptions used by management affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements, and the reported amounts of net sales and expenses during the reporting periods. Changes to estimates related to the COVID-19 disruptions could result in other impacts, including but not limited to goodwill and long-lived asset impairment charges, inventory write downs and bad debt expense. Actual results could differ from these estimates and the differences could be material. If historical experience and other factors used by management to make these estimates do not reasonably reflect future activity, our results of operations, financial position and cash flows could be adversely impacted.

Subsequent Events

We performed a review of events subsequent to October 31, 2020 through the date of issuance of the accompanying unaudited consolidated interim financial statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 6

Cantel Medical Corp.                                 2021 First Quarter Form 10-Q
2.           Accounting Pronouncements
Newly Adopted Accounting Standards
In March 2020, the FASB issued ASU 2020-04, “(Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” (“ASU 2020-04”) to provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. ASU 2020-04 is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 was subject to election as of March 20, 2020 and can be elected for both interim and annual periods through December 31, 2022. We adopted ASU 2020-04 on August 1, 2020. The adoption of ASU 2020-04 did not have a material impact on our financial position, results of operations or cash flows.

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”) to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019 (our fiscal year 2021), including interim periods within that reporting period. We adopted ASU 2018-15 on August 1, 2020. The adoption of ASU 2018-15 did not have a material impact on our financial position, results of operations or cash flows.

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”) to modify the disclosure requirements on fair value measurements in ASC 820, “Fair Value Measurement.” ASU 2018-13 is effective for fiscal years beginning after December 15, 2019 (our fiscal year 2021), including interim periods within that reporting period. We adopted ASU 2018-13 on August 1, 2020. The adoption of ASU 2018-13 did not have a material impact on our financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU 2017-04, “(Topic 350) Simplifying the Test for Goodwill Impairment,” (“ASU 2017-04”) to simplify the test for goodwill impairment. The revised guidance eliminates the existing Step 2 of the goodwill impairment test which required an entity to compute the implied fair value of its goodwill at the testing date in order to measure the amount of the impairment charge when the fair value of the reporting unit failed Step 1 of the goodwill impairment test. The guidance will be applied on a prospective basis on or after the effective date. ASU 2017-04 is effective for fiscal years beginning after December 31, 2019 (our fiscal year 2021) and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We adopted ASU 2017-04 on August 1, 2020. The adoption of ASU 2017-04 did not have a material impact on our financial position, results of operations or cash flows.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” (“ASU 2016-13”) to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this ASU replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 (our fiscal year 2021). We adopted ASU 2016-13 on August 1, 2020. The adoption of ASU 2016-13 did not have a material impact on our financial position, results of operations or cash flows.

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

Cantel Medical Corp.                                 2021 First Quarter Form 10-Q
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

The following table presents our purchase price allocation of our material acquisition (which was accounted for as a business combination in accordance with ASC Topic 805 “Business Combinations”):

2020
Purchase Price Allocation	Hu-Friedy(1)(2)
(Final)
Purchase Price:
Cash paid	$662,151
Fair value of contingent consideration	38,371
Common stock issued	54,391
Total	$754,913

Allocation:
Property and equipment	38,613
Intangible assets:
Customer relationships	225,000
Technology	32,000
Brand names	112,000
Goodwill	276,744
Deferred income taxes	(222)
Inventories	63,680
Other working capital	7,098
Total	$754,913
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

(dollar amounts in thousands except share and per share data or as otherwise noted) 8

Cantel Medical Corp.                                 2021 First Quarter Form 10-Q
Hu-Friedy acquisition contributed $60,806 and $18,725 to our consolidated net sales for the three months ended October 31, 2020 and 2019 respectively.

Pro Forma Summary of Operations	Three Months Ended October 31, 2019
Net sales	$296,454
Net income	$952
Earnings per common share:
Basic	$0.02
Diluted	$0.02

The pro forma information presented above does not purport to be indicative of the results that actually would have been attained had the Hu-Friedy acquisition occurred as of the beginning of fiscal 2019.

4.      Stock-Based Compensation
2016 Equity Incentive Plan

At October 31, 2020, 763,315 nonvested restricted stock awards were outstanding under the 2016 plan. No options were outstanding under the 2016 plan. At October 31, 2020, 51,760 shares were collectively available for issuance pursuant to restricted stock and other stock awards, stock options and stock appreciation rights.

The following table shows the components of stock-based compensation expense recognized in the condensed consolidated statements of income:

	Three Months Ended October 31,
	2020	2019
Cost of sales	$299	$260
Operating expenses:
Selling	826	536
General and administrative	2,208	1,527
Research and development	89	81
Total operating expenses	3,123	2,144
Stock-based compensation expense	$3,422	$2,404

At October 31, 2020, total unrecognized stock-based compensation expense related to total nonvested stock options and restricted stock awards was $36,996 with a remaining weighted average period of 21 months over which such expense is expected to be recognized.

We determined the fair value of our market-based restricted stock awards using a Monte Carlo simulation on the date of grant using the following assumptions:

	Three Months Ended October 31,
	2020	2019
Volatility of common stock	57.27%	30.73%
Average volatility of peer companies	45.37%	36.28%
Average correlation coefficient of peer companies	34.81%	24.63%
Risk-free interest rate	0.20%	1.49%

(dollar amounts in thousands except share and per share data or as otherwise noted) 9

Cantel Medical Corp.                                 2021 First Quarter Form 10-Q
A summary of nonvested stock award activity for the three months ended October 31, 2020 is as follows:

	Number of Time-based Awards	Number of Performance-based Awards	Number of Market-based Awards	Number of Total Awards	Weighted Average Fair Value
At July 31, 2020	318,702	29,174	63,839	411,715	$76.29
Granted	388,605	(4,455)	86,915	471,065	$46.80
Vested(1)	(103,819)	(3,037)	(6,383)	(113,239)	$82.34
Forfeited	(5,255)	—	(971)	(6,226)	$74.10
At October 31, 2020	598,233	21,682	143,400	763,315	$57.53
_______________________________________________
(1)The aggregate fair value of all nonvested stock awards which vested was approximately $9,328.

A summary of stock option activity for the three months ended October 31, 2020 is as follows:

	Number of shares	Weighted Average Exercise Price
Outstanding at July 31, 2020	15,000	$55.36
Expired	(15,000)	$55.36
Outstanding at October 31, 2020	—	$—

Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the income tax benefit on stock-based compensation. For the three months ended October 31, 2020, income tax deductions of $1,698 were generated, of which $2,778 was recorded as a reduction in income tax expense over the equity awards’ vesting period and the remaining excess tax expense of $1,080 was recorded as an increase in income tax expense. For the three months ended October 31, 2019, income tax deductions of $2,022 were generated, of which $2,581 were recorded as a reduction in income tax expense over the equity awards’ vesting period and the remaining excess tax expense of $559 was recorded as an increase to income tax expense.

5.    Revenue Recognition

The following table gives information as to the net sales disaggregated by geography and product line:

	Three Months Ended October 31,
Net sales by geography	2020	2019
United States	$215,087	$190,084
Europe/Africa/Middle East	47,785	41,018
Asia/Pacific	19,931	17,065
Canada	11,499	7,833
Latin America/South America	2,727	1,246
Total	$297,029	$257,246
Net sales by product line
Capital equipment	$48,640	$58,748
Consumables	167,350	153,279
Product service	33,459	31,568
Instrument	45,430	13,520
All other(1)	2,150	131
Total	$297,029	$257,246
_______________________________________________
(1)Primarily includes software licensing revenues.

Remaining Performance Obligations

At October 31, 2020, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) was approximately $81,556, primarily within the Medical segment. We expect to recognize revenue on approximately 70% of these remaining performance obligations over the remainder of fiscal 2021 and fiscal 2022. These performance obligations primarily reflect the future product service revenues for multi-period service arrangements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 10

Cantel Medical Corp.                                 2021 First Quarter Form 10-Q
Contract Liabilities

A summary of contract liabilities activity follows:

	Three Months Ended October 31,
	2020	2019
Beginning balance	$26,520	$28,235
Revenue deferred in current year	18,300	2,007
Deferred revenue recognized	(15,590)	(2,982)
Foreign currency translation	33	104
Ending balance	29,263	27,364
Contract liabilities included in Other long-term liabilities	(809)	(384)
Deferred revenue	$28,454	$26,980

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

Supplemental balance sheet information related to our leases follows:

Lease Type	October 31, 2020	July 31, 2020
Assets:
Operating lease assets	$43,679	$44,267
Finance lease assets	4,222	4,417
Right-of-use assets, net	$47,901	$48,684
Liabilities:
Operating lease liabilities	$9,602	$9,852
Finance lease liabilities	442	416
Current portion of lease liabilities	10,044	10,268

Operating lease liabilities	36,263	36,515
Finance lease liabilities	4,033	4,164
Long-term lease liabilities	40,296	40,679
Total lease liabilities	$50,340	$50,947
Additional Lease Data
Weighted average remaining lease term:
Operating leases	6.04 years	6.11 years
Finance leases	5.61 years	5.86 years
Weighted average discount rate:
Operating leases	2.75%	2.73%
Finance leases	22.84%	23.39%

(dollar amounts in thousands except share and per share data or as otherwise noted) 11

Cantel Medical Corp.                                 2021 First Quarter Form 10-Q
At October 31, 2020, maturities of lease liabilities for the periods set forth below were as follows:

Fiscal year	Operating	Finance	Total
Remaining 2021	$8,324	$1,086	$9,410
2022	9,410	1,432	10,842
2023	8,332	1,425	9,757
2024	7,037	1,434	8,471
2025	5,264	1,422	6,686
Thereafter	11,900	919	12,819
Total lease payments	50,267	7,718	57,985
Less: interest	(4,402)	(3,243)	(7,645)
Present value of lease liabilities	$45,865	$4,475	$50,340

Supplemental income statement information related to our leases follows:

	Three Months Ended October 31,
	2020	2019
Operating lease costs:
Amortization of right-of-use assets	$2,786	$2,239
Interest on lease obligations	312	412
Finance lease costs:
Amortization of right-of-use assets	196	71
Interest on lease obligations	255	90
Variable lease costs	895	846
Short-term lease costs	286	248
Net lease cost	$4,730	$3,906

Supplemental cash flow information related to leases follows:

	Three Months Ended October 31,
	2020	2019
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases(1)	$2,206	$14,153
Finance leases(2)	$—	$4,798
_______________________________________________
(1) The three months ended October 31, 2019 primarily relates to new warehouse facility included in our Dental segment and operating leases acquired in the Hu-Friedy acquisition.
(2) The three months ended October 31, 2019 includes finance leases acquired in the Hu-Friedy acquisition.

7.    Inventories, Net

A summary of inventories, net is as follows:

	October 31, 2020	July 31, 2020
Raw materials and parts	$65,577	$64,888
Work-in-process	7,661	6,745
Finished goods	110,809	114,606
Reserve for excess and obsolete inventory	(20,167)	(18,279)
Total inventories, net	$163,880	$167,960

(dollar amounts in thousands except share and per share data or as otherwise noted) 12

Cantel Medical Corp.                                 2021 First Quarter Form 10-Q
8.    Derivatives
Foreign Currency

In order to hedge against the impact of fluctuations in the value of the Euro, British Pound, Canadian dollar, Australian dollar, Singapore dollar and Chinese Renminbi relative to the U.S. dollar on the conversion of such net assets into the functional currencies, we enter into short-term forward contracts to purchase or sell Euros, British Pounds, Canadian dollars, Australian dollars, Singapore dollars and Chinese Renminbi, which contracts are one-month in duration. These short-term contracts are designated as fair value hedge instruments. There were six foreign currency forward contracts with an aggregate notional value of $63,836 and $81,677 at October 31, 2020 and July 31, 2020, respectively, which covered certain assets and liabilities that were denominated in currencies other than each entity’s functional currency. For the three months ended October 31, 2020 and 2019, the settlements of our forward contracts resulted in immaterial amounts of currency conversion gains and losses on the hedged items in the aggregate.

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

At October 31, 2020, the fair value of the interest rate swap was $20,119, which included $5,465 recorded in accrued expenses and $14,654 recorded in other long-term liabilities. As of July 31, 2020, the fair value of the interest rate swap was $21,156, which included $5,462 recorded in accrued expenses and $15,694 recorded in other long-term liabilities. The fair value of the interest rate swap is subject to movements in LIBOR and will fluctuate in future periods.

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

Cantel Medical Corp.                                 2021 First Quarter Form 10-Q
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

For the contingent consideration arrangement based upon changes in our common stock price through a future date, we were required to pay to the sellers of Hu-Friedy an amount in cash equal to $35,000 minus the aggregate net proceeds received by the seller in connection with a future equity issuance if the amount of such aggregate net proceeds was less than $35,000. The initial fair value assigned to this contingent consideration arrangement was determined based on the closing price of our common stock at the date that the acquisition closed (October 1, 2019) relative to the contracted stock price stipulated in the purchase agreement. On February 13, 2020, we entered into a stock repurchase agreement with Dental Holding LLC, the former owners of Hu-Friedy (the “Repurchase Agreement”). The Repurchase Agreement amended the Hu-Friedy purchase and sale agreement and the related registration rights agreement to provide that we repurchase a portion of the shares from the seller included in the equity consideration transferred at a price per share of $64.51 (the “Repurchase”), which equals the closing price of shares of our common stock traded on the New York Stock Exchange on February 12, 2020. The Repurchase of 438,359 common shares was completed on February 13, 2020, and the shares were thereafter canceled and retired. The Hu-Friedy purchase and sale agreement further required us to pay to the seller an amount in cash equal to $35,000 minus the aggregate net proceeds received by the seller from an equity issuance if the amount of such aggregate net proceeds was less than $35,000 (the “True-Up Obligation”). The Repurchase Agreement further amended the purchase and sale agreement to provide that in satisfaction of the True-Up Obligation, we make a payment to the sellers in an amount equal to $6,721 to settle the contingent obligation, which amount equals $35,000 minus the aggregate amount of $28,279 paid to Dental Holding as consideration for the Repurchase. These payments were made to Dental Holding on February 13, 2020.

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

The fair values of our financial instruments measured on a recurring basis were categorized as follows:

	October 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money markets	$106	$—	$—	$106
Total assets	$106	$—	$—	$106

Accrued expenses:
Interest rate swap	$—	$5,465	$—	$5,465
Contingent consideration	—	—	—	—
Other long-term liabilities:
Interest rate swap	—	14,654	—	14,654
Total liabilities	$—	$20,119	$—	$20,119

(dollar amounts in thousands except share and per share data or as otherwise noted) 14

Cantel Medical Corp.                                 2021 First Quarter Form 10-Q

	July 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money markets	$106	$—	$—	$106
Total assets	$106	$—	$—	$106

Accrued expenses:
Interest rate swap	$—	$5,462	$—	$5,462
Other long-term liabilities:
Interest rate swap	—	15,694	—	15,694
Total liabilities	$—	$21,156	$—	$21,156

Disclosure of Fair Value of Financial Instruments

At October 31, 2020 and July 31, 2020, the carrying amounts for cash and cash equivalents (excluding money markets), accounts receivable and accounts payable approximated fair value due to the short maturity of these instruments.

We estimate the fair value of our convertible debt carried at face value less unamortized discount and issuance costs on a quarterly basis for disclosure purposes. The estimated fair value of our convertible debt is determined by Level 2 inputs and is based on observable market data including prices for similar instruments. At October 31, 2020 and July 31, 2020, the fair value of our convertible debt was $226,066 and $224,330, respectively.

10.    Intangibles and Goodwill

Our intangible assets consist of the following:

	October 31, 2020			July 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$373,183	$(86,328)	$286,855	$373,018	$(79,386)	$293,632
Technology	91,706	(32,288)	59,418	91,613	(30,552)	61,061
Brand names	8,738	(4,187)	4,551	8,721	(4,002)	4,719
Non-compete agreements	2,850	(1,866)	984	2,850	(1,818)	1,032
Patents and other registrations	2,696	(1,278)	1,418	2,637	(1,160)	1,477
	479,173	(125,947)	353,226	478,839	(116,918)	361,921
Trademarks, trade names and brand names	118,111	—	118,111	118,111	—	118,111
Total intangible assets	$597,284	$(125,947)	$471,337	$596,950	$(116,918)	$480,032

Amortization expense related to intangible assets was $8,918 and $6,029 for the three months ended October 31, 2020 and 2019, respectively. We expect to recognize an additional $26,434 of amortization expense related to intangible assets for the remainder of fiscal 2021, and thereafter $34,912, $33,641, $32,742, $29,985 and $28,260 of amortization expense for fiscal years 2022, 2023, 2024, 2025 and 2026, respectively.

Goodwill changed during the three months ended October 31, 2020 as follows:

	Medical	Life Sciences	Dental	Dialysis	Total
Balance, July 31, 2020	$185,922	$64,394	$401,723	$8,133	$660,172
Dispositions	—	(56)	—	—	(56)
Foreign currency translation	267	19	19	—	305
Balance, October 31, 2020	$186,189	$64,357	$401,742	$8,133	$660,421

(dollar amounts in thousands except share and per share data or as otherwise noted) 15

Cantel Medical Corp.                                 2021 First Quarter Form 10-Q
11.    Financing Arrangements
Long-term debt

	October 31, 2020	July 31, 2020
Revolving credit loans outstanding	$324,000	$399,000
Tranche A term loans outstanding	546,375	546,375
Unamortized debt issuance costs	(10,483)	(11,166)
Total long-term debt, net of unamortized debt issuance costs	859,892	934,209
Current portion of long-term debt	(14,750)	(7,375)
Long-term debt, net of unamortized debt issuance costs and excluding current portion	$845,142	$926,834

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

The interest rates have been amended so that loans under the Amended Credit Agreement, until the third business day following the date on which a compliance certificate is delivered for the fiscal quarter ending October 31, 2021, bear interest at 2.00% above the base rate for base rate borrowings, or at 3.00% above LIBOR for LIBOR-based borrowings, and also provides for fees on the unused portion of the revolving credit facility at a rate of 0.50%. Thereafter, borrowings bear interest at rates ranging from 0.00% to 1.75% above base rate for base rate borrowings, or at rates ranging from 1.00% to 2.75% above LIBOR for LIBOR-based borrowings, depending on our consolidated leverage ratio, which is the consolidated ratio of total funded debt (minus certain unrestricted cash) to consolidated EBITDA. The Amended Credit Agreement also provides for fees on the unused portion of the revolving credit facility at rates ranging from 0.20% to 0.50%, depending on our consolidated leverage ratio. Interest rates have also been amended to include a 1.00% floor on all borrowings. As of October 31, 2020, the average interest rate on our outstanding borrowings was approximately 4.00%.

The Amended Credit Agreement contains affirmative and negative covenants reasonably customary for similar credit facilities and is secured by (i) substantially all assets of Cantel and its U.S.-based subsidiaries, (ii) a pledge by Cantel and its U.S.-based subsidiaries that guarantees the obligations under the Amended Credit Agreement of all of the outstanding shares of its U.S.-based subsidiaries and 65% of the outstanding shares of certain of Cantel’s foreign-based subsidiaries and (iii) a guaranty by Cantel’s domestic subsidiaries. As of October 31, 2020, we were in compliance with all financial covenants under the Amended Credit Agreement.

During the three months ended October 31, 2020, we were not required to make loan A principal payments. The tranche A term loan is subject to principal amortization, with $7,375 due and payable in the fourth quarter of fiscal 2021, $29,500 due and payable in each of fiscal 2022, 2023 and 2024, with the remaining $450,500 due and payable at maturity on September 6, 2024. During the three months ended October 31, 2019, we made principal payments of $2,375. During the three months ended

(dollar amounts in thousands except share and per share data or as otherwise noted) 16

Cantel Medical Corp.                                 2021 First Quarter Form 10-Q
October 31, 2020, we repaid $75,000 of the revolving credit facility under the Amended Credit Agreement. In November 2020, we repaid an additional $50,000 of borrowings under our revolving credit facility.

Convertible Debt

	October 31, 2020	July 31, 2020
Convertible debt principal amount	$168,000	$168,000
Unamortized original issue discount	(37,282)	(38,919)
Unamortized debt issuance costs	(4,101)	(4,246)
Total convertible debt, net of unamortized discount and debt issuance costs	$126,617	$124,835

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

Due to the cash conversion feature included in the Notes, the carrying value of the Notes was allocated between a liability and an equity component. Upon issuance, the liability component of the convertible debt was $123,346, net of a $40,289 discount and net of debt issuance costs of $4,365. The initial carrying value of the equity component recorded in additional paid-in-capital was $29,184, net of a $10,072 deferred tax liability, $1,377 of debt issuance costs and a $344 deferred tax asset. The $40,289 debt discount and $4,365 of debt issuance costs are amortized as non-cash interest expense over the contractual term of the convertible debt using the effective interest method, at a rate of 9.36%. Cash interest for the three months ended October 31, 2020 was $1,365.

COVID-19

As further described in Note 1 “Basis of Presentation,” the magnitude and depth of disruption to our business resulting from the COVID-19 pandemic continue to remain highly uncertain. However, based on our current estimates, we do not anticipate these disruptions will impact our ability to maintain compliance with our debt covenants through the end of fiscal 2021.

12.    Commitments and Contingencies

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

Restructuring Matters

In connection with our response to COVID-19, our ongoing efforts to streamline and consolidate our global operations and integrate the Hu-Friedy acquisition with our legacy Dental business, we have incurred approximately $5,592 and $5,428 of restructuring-related charges in each of the three months periods ended October 31, 2020, and 2019, respectively. The majority of these charges consisted of onetime benefit-related costs (severance, accelerated stock-based compensation costs and other benefit costs) associated with actions taken to reduce headcount. At October 31, 2020 and July 31, 2020, $8,468 and $7,887 was included in compensation payable on our condensed consolidated balance sheet. For the three months ended October 31, 2020, we made $5,011 of severance-related cash payments. The remaining unpaid severance at October 31, 2020, will be paid out ratably during the remainder of fiscal 2021 and into fiscal 2022 in accordance with our employee separation policy.

(dollar amounts in thousands except share and per share data or as otherwise noted) 17

Cantel Medical Corp.                                 2021 First Quarter Form 10-Q
13.    Accumulated Other Comprehensive Loss

The components and changes in accumulated other comprehensive loss follow:

	Three Months Ended October 31,
	2020	2019
Beginning balance	$(27,599)	$(22,197)
Foreign currency translation	502	3,932
Interest rate swap, net of taxes(1)(2)	1,848	1,245
Ending balance	$(25,249)	$(17,020)
_______________________________________________
(1)Includes tax effect of $602 and $375 for the three months ended October 31, 2020 and 2019, respectively.
(2)For the three months ended October 31, 2020, we recognized $1,413 in interest expense, net relating to the non-cash amortization of the net loss on terminated swaps reported in accumulated other comprehensive loss.

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

The following table sets forth the computation of basic and diluted EPS available to stockholders of common stock (excluding participating securities):

	Three Months Ended October 31,
	2020	2019
Numerator for basic and diluted earnings per share:
Net income	$24,464	$5,767
Less income allocated to participating securities	—	(2)
Net income available to common shareholders	$24,464	$5,765
Denominator for basic and diluted earnings per share, adjusted for participating securities:
Denominator for basic earnings per share - weighted average number of shares outstanding attributable to common stock	42,184,486	42,022,383
Dilutive effect of stock awards using the treasury stock method and the average market price for the year	154,352	146,422
Dilutive effect of convertible debt outstanding	619,640	—
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	42,958,478	42,168,805
Earnings per share attributable to common stock:
Basic earnings per share	$0.58	$0.14
Diluted earnings per share	$0.57	$0.14
Stock awards excluded because their inclusion would have been anti-dilutive	—	—

(dollar amounts in thousands except share and per share data or as otherwise noted) 18

Cantel Medical Corp.                                 2021 First Quarter Form 10-Q
A reconciliation of weighted average number of shares and common stock equivalents attributable to common stock, as determined above, to our total weighted average number of shares and common stock equivalents, including participating securities, is set forth in the following table:

	Three Months Ended October 31,
	2020	2019
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	42,958,478	42,168,805
Participating securities	—	16,857
Total weighted average number of shares and common stock equivalents attributable to both common stock and participating securities	42,958,478	42,185,662

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

Life Sciences: designs, develops, manufactures, sells, and installs water purification systems for medical, pharmaceutical and other bacteria controlled applications. We also provide filtration/separation and disinfectant technologies to the medical and life science markets through a worldwide distributor network. Two customers collectively accounted for approximately 48.3% and 45.7% of our Life Sciences segment net sales for the three months ended October 31, 2020 and 2019, respectively.

Dental: designs, manufactures, sells, supplies and distributes a broad selection of products used by the global dental profession comprising a complete circle of protection. Our products include hand and powered dental instruments, infection control products, personal protective equipment (PPE) and water quality products for the dental suite. Three customers collectively accounted for approximately 41.2% and 43.5% of our Dental segment net sales for the three months ended October 31, 2020 and 2019, respectively.

Dialysis: designs, develops, manufactures, sells and services reprocessing systems and sterilants for dialyzers (a device serving as an artificial kidney), as well as dialysate concentrates and supplies utilized for renal dialysis. Three customers accounted for approximately 50.8% and 46.1% of our Dialysis segment net sales for the three months ended October 31, 2020 and 2019, respectively. These customers include one of the top two customers noted above under our Life Sciences segment.

No customer accounted for 10% or more of our consolidated net sales for the three months ended October 31, 2020 and 2019.

Information as to reportable segments is summarized below

	Three Months Ended October 31,
Net sales	2020	2019
Medical	$132,319	$133,353
Life Sciences	45,568	49,141
Dental	111,006	67,243
Dialysis	8,136	7,509
Total net sales	$297,029	$257,246

(dollar amounts in thousands except share and per share data or as otherwise noted) 19

Cantel Medical Corp.                                 2021 First Quarter Form 10-Q

	Three Months Ended October 31,
Income from operations	2020	2019
Medical	$26,716	$21,119
Life Sciences	8,075	7,135
Dental	25,307	5,004
Dialysis	2,566	1,622
	62,664	34,880
General corporate expenses(1)	12,312	20,456
Total income from operations	$50,352	$14,424
_______________________________________________
(1)The three months ended October 31, 2019 includes acquisition-related charges incurred in connection with the Hu-Friedy acquisition.

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

COVID-19
The COVID-19 pandemic continues to spread throughout the United States and other countries across the world, and the duration and severity of its effects are currently unknown. The global pandemic has adversely impacted and is likely to further adversely impact our business and markets, including our workforce and operations and the operations of our customers, suppliers, and business partners. Considerable uncertainty still surrounds the COVID-19 virus and its potential effects, and the extent of and effectiveness of responses taken on international, national and local levels. Measures taken to limit the impact of COVID-19, including shelter-in-place orders, social distancing measures, travel bans and restrictions, and business and government shutdowns, have already created significant negative economic impacts on a global basis.

To date, we have been able to continue our operations with limited disruptions in supply and manufacturing. Although, it is difficult to predict the broad macroeconomic effects that the COVID-19 pandemic will have on industries or individual companies, we have assessed the possible effects and outcomes of the pandemic on, among other things, our supply chain, customers and distributors, discounts and rebates, employee base, product sustainability, research and development efforts, product pipeline and consumer demand. During the second half of fiscal 2020, we implemented several measures to reduce operating costs, conserve liquidity and navigate through this unprecedented situation. These management cost reduction measures included salary reductions, employee furloughs, travel reductions and the deferral of certain operating and capital expenditures.

During the second half of fiscal 2020, the COVID-19 pandemic negatively impacted net sales and the related operations of both our Medical and Dental segments as a result of the postponement of elective medical procedures and routine dental procedures. Towards the end of fiscal 2020, we experienced gradual improvements in these respective businesses as restrictions were lifted and limitations eased. In the first quarter of fiscal 2021, patient procedure volume trends have improved as demand for both medical and dental procedures have increase during this period.

While we currently expect to see improvement in the remainder of fiscal 2021, the effects of the COVID-19 pandemic remains fluid and continues to evolve differently across various geographies. We believe it is likely to continue to experience unexpected impacts on our business based on some of the resurgence of the virus that is now occurring in cities across the globe. See “Results of Operations” for a more detailed discussion.

(dollar amounts in thousands except share and per share data or as otherwise noted) 20

Cantel Medical Corp.                                 2021 First Quarter Form 10-Q
First Quarter 2020 Summary (on a comparative basis)
Key GAAP financial results for the three months ended October 31, 2020 were as follows:
•Net sales increased by 15.5% to $297,029 from $257,246,
•Net income increased by 324.2% to $24,464 from $5,767, and
•Diluted earnings per share increased by 307.1% to $0.57 from $0.14

Key Non-GAAP financial results for the three months ended October 31, 2020 were as follows:
•Organic net sales decreased by 1.8%
•Non-GAAP net income increased by 41.3% to $38,474 from $27,219,
•Non-GAAP diluted earnings per share increased by 38.5% to $0.90 from $0.65, and
•Adjusted EBITDAS increased by 48.6% to $76,257 from $51,306

Please see a description of our Non-GAAP Financial Measures below.

Results of Operations

The following tables give information as to the percentages of net sales represented by selected items reflected in our condensed consolidated statements of income.

	Three Months Ended October 31,				Percentage Change
Statement of Income Data:	2020		2019
Net sales	$297,029	100.0%	$257,246	100.0%	15.5%
Cost of sales	149,663	50.4%	141,377	55.0%	5.9%
Gross profit	147,366	49.6%	115,869	45.0%	27.2%

Selling	40,063	13.5%	38,411	14.9%	4.3%
General and administrative	49,378	16.6%	55,287	21.5%	(10.7)%
Research and development	7,573	2.5%	7,747	3.0%	(2.2)%
Total operating expenses	97,014	32.6%	101,445	39.4%	(4.4)%

Income from operations	50,352	17.0%	14,424	5.6%	249.1%

Interest expense, net	16,293	5.5%	5,719	2.2%	184.9%
Income before income taxes	34,059	11.5%	8,705	3.4%	291.3%
Income taxes	9,595	3.3%	2,938	1.2%	226.6%
Net income	$24,464	8.2%	$5,767	2.2%	324.2%

(dollar amounts in thousands except share and per share data or as otherwise noted) 21

Cantel Medical Corp.                                 2021 First Quarter Form 10-Q
The following table gives information as to the net sales by reportable segment and geography, as well as the related percentage of such net sales to the total net sales, for each of our reportable segments.

	Three Months Ended October 31,
Net sales by segment	2020		2019
Medical	$132,319	44.5%	$133,353	51.8%
Life Sciences	45,568	15.3%	49,141	19.1%
Dental	111,006	37.4%	67,243	26.1%
Dialysis	8,136	2.8%	7,509	3.0%
Total net sales	$297,029	100.0%	$257,246	100.0%
Net sales by geography
United States	$215,087	72.4%	$190,084	73.9%
International	81,942	27.6%	67,162	26.1%
Total net sales	$297,029	100.0%	$257,246	100.0%

    The following table gives information as to the amount of income from operations, as well as income from operations as a percentage of net sales, for each of our reportable segments.

	Three Months Ended October 31,
Income from operations	2020		2019
Medical	$26,716	20.2%	$21,119	15.8%
Life Sciences	8,075	17.7%	7,135	14.5%
Dental	25,307	22.8%	5,004	7.4%
Dialysis	2,566	31.5%	1,622	21.6%
	62,664	21.1%	34,880	13.6%
General corporate expenses	12,312	4.1%	20,456	8.0%
Total income from operations	$50,352	17.0%	$14,424	5.6%

Net Sales

Total net sales increased by $39,783 or 15.5%, to $297,029 for the three months ended October 31, 2020 from $257,246 for the three months ended October 31, 2019, which consisted of an increase of 16.5% in net sales due to acquisitions and an increase of 0.8% due to foreign currency translation, partially offset by a decrease of 1.8% in organic sales. International net sales increased by $14,780 or 22.0%, to $81,942 for the three months ended October 31, 2020 from $67,162 for the three months ended October 31, 2019. The 22.0% increase in international net sales consisted of 10.1% increase in net sales due to acquisition and a 9.2% increase in organic sales and an increase of 2.7% due to foreign currency translation.

Medical. Net sales decreased by $1,034 or 0.8%, for the three months ended October 31, 2020 compared with the three months ended October 31, 2019, which consisted of a decrease of 2.2% in organic sales offset by an increase of 1.4% due to foreign currency translation. The decrease in organic net sales was primarily driven by the delayed timing of capital equipment sales due to the COVID-19 pandemic. Although U.S. endoscopy procedure volumes have declined compared to the prior year, procedural product sales have outperformed the underlying volume declines across all regions. While we expect to see improvement during the remainder of fiscal 2021 as surgical and elective procedure volumes return to pre-COVID levels, we could experience variable impacts on our Medical business if a resurgence of the virus emerges and elective procedures were postponed again.

Life Sciences. Net sales decreased by $3,573 or 7.3% for the three months ended October 31, 2020 compared with the three months ended October 31, 2019, which consisted of a 7.3% decrease in organic sales. The decrease in net sales was primarily due to lower demand for portable reverse osmosis units resulting from unprecedented demand shift in prior fiscal year and delayed capital projects in the hemodialysis water business. As the majority of our Life Sciences business supports non-elective medical treatment, the COVID-19 pandemic has not materially impacted this business, with the exception of the timing of portable reverse osmosis units and delayed capital projects at our customers. If the pandemic continues, it could further impact capital equipment volume and future service revenues at our customers.

(dollar amounts in thousands except share and per share data or as otherwise noted) 22

Cantel Medical Corp.                                 2021 First Quarter Form 10-Q
Dental. Net sales increased by $43,763 or 65.1%, for the three months ended October 31, 2020 compared with the three months ended October 31, 2019, which consisted of a 63.3% increase due to acquisitions and 1.8% organic sales increase. The Hu-Friedy acquisition contributed $42,081 of incremental net sales in the quarter. Although we experienced an organic sales increase during the current period due to increased PPE sales, the COVID-19 pandemic has significantly impacted the Dental segment due to reduced dental procedures during the three months ended October 31, 2020. While we expect to see improvement during the remainder of fiscal 2021 as routine and elective dental procedure volumes return to pre-COVID levels, we could experience variable impacts on our Dental business if a resurgence of the virus emerges and such procedures were postponed again.

Dialysis. Net sales increased by $627 or 8.3%, for the three months ended October 31, 2020 compared with the three months ended October 31, 2019.

Gross Profit

Gross profit increased by $31,497 or 27.2%, to $147,366 for the three months ended October 31, 2020 from $115,869 for the three months ended October 31, 2019. Gross profit as a percentage of net sales for the three months ended October 31, 2020 and 2019 was 49.6% and 45.0%, respectively. The increase in gross profit for the three month period primarily related to certain actions taken by management to reduce variable costs in response to lower sales volume due to the COVID-19 pandemic, partially offset by the decreases in net sales in the Medical segment due to the COVID-19 pandemic and the related excess capacity costs and changes in product mix. The increase in gross profit as a percentage of net sales was driven by a lower cost base as a result of measures taken as a result of the COVID-19 pandemic and favorable leverage of our fixed manufacturing costs, primarily in our Medical and Dental segments.

Operating Expenses

Operating expenses decreased by $4,431 or 4.4% to $97,014 for the three months ended October 31, 2020 from $101,445 for the three months ended October 31, 2019, primarily resulting from a reduction in our overall cost structure from actions taken by management in response to the COVID-19 pandemic during fiscal 2020. This was partially offset by a full quarter of operating costs related to the Hu-Friedy acquisition. Operating expenses as a percentage of net sales for the three months ended October 31, 2020 and 2019 were 32.6% and 39.4%, respectively.

Selling expenses increased by $1,652 or 4.3%, to $40,063 for the three months ended October 31, 2020 from $38,411 for the three months ended October 31, 2019. The increase was primarily due to the acquired operations of Hu-Friedy for a full fiscal quarter in the current year. Selling expenses as a percentage of net sales were 13.5% and 14.9% for the three months ended October 31, 2020 and 2019, respectively.

General and administrative expenses decreased by $5,909 or 10.7%, to $49,378 for the three months ended October 31, 2020 from $55,287 for the three months ended October 31, 2019. The decrease for the three month period primarily relates to a reduction in our overall cost structure from actions taken by management in response to the COVID-19 pandemic during fiscal 2020. This was partially offset by restructuring-related costs, higher amortization expense and a full quarter of general and administrative expenses related to the Hu-Friedy acquisition. General and administrative expenses as a percentage of net sales were 16.6% and 21.5% for the three months ended October 31, 2020 and 2019, respectively.

Research and development expenses (which include continuing engineering costs) decreased by $174 or 2.2%, to $7,573 for the three months ended October 31, 2020 from $7,747 for the three months ended October 31, 2019. The decrease was primarily a result of a reduction in research and development expense in our Medical segment. Research and development expenses as a percentage of net sales were 2.5% and 3.0% for the three months ended October 31, 2020 and 2019, respectively.

Income from Operations

Medical. Income from operations increased by $5,597 or 26.5%, for the three months ended October 31, 2020 compared with the three months ended October 31, 2019. Although net sales declined slightly due to the impact of the COVID-19 pandemic noted above, income from operations improved due to the decrease in certain operating expenses resulting from management cost reduction measures taken in response to the COVID-19 pandemic and a shift towards higher margin products.

Life Sciences. Income from operations increased by $940 or 13.2%, for the three months ended October 31, 2020 compared with the three months ended October 31, 2019. Although net sales declined as noted above, income from operations

(dollar amounts in thousands except share and per share data or as otherwise noted) 23

Cantel Medical Corp.                                 2021 First Quarter Form 10-Q
improved due to the decrease in certain operating expenses resulting from management cost reduction measures taken in response to the COVID-19 pandemic and to a lesser extent, a shift towards higher margin products.

Dental. Income from operations increased by $20,303 or 405.7%, for the three months ended October 31, 2020 compared with the three months ended October 31, 2019. The increase was primarily due to inclusion of Hu-Friedy operations (which includes overall higher margin products) for a full quarter in the current fiscal year, cost synergies resulting from the Hu-Friedy integration and the reduction of certain acquisition and integration-related costs and inventory step-up amortization. The three month period was negatively impacted by the COVID-19 pandemic with reduced procedure volumes as noted above and a reduction in our overall cost structure from actions taken by management in response to the COVID-19 pandemic.

Dialysis. Income from operations increased by $944 or 58.2%, for the three months ended October 31, 2020 compared with the three months ended October 31, 2019.

General Corporate Expenses

General corporate expenses relate to unallocated corporate costs primarily related to executive management personnel as well as costs associated with certain facets of our acquisition and integration programs (including fair value adjustments to contingent consideration) and costs of being a publicly traded company. Such expenses decreased by $8,144 or 39.8%, for the three months ended October 31, 2020 from the three months ended October 31, 2019. This decrease was primarily driven by acquisition-related and transaction charges incurred in connection with the Hu-Friedy acquisition in the prior year period and to a lesser extent, a reduction in our overall cost structure from actions taken by management in response to the COVID-19 pandemic.

Interest Expense, Net

Interest expense, net increased by $10,574 or 184.9%, to $16,293 for the three months ended October 31, 2020 from $5,719 for the three months ended October 31, 2019. The increase resulted from an increase in the average outstanding debt, which includes both our term loan and revolver borrowings made to support the funding of the Hu-Friedy acquisition and to increase our liquidity. In addition, interest expense has also increased as a result of the May 2020 issuance of convertible debt, which was also done to increase our liquidity in response to the COVID-19 pandemic. Interest expense, net includes non-cash interest of $829 and $421 for the three months ended October 31, 2020 and 2019, respectively, related to the amortization of debt issuance costs. Non-cash interest of $1,637 related to the amortization of the discount on the convertible debt was also included in the three months ended October 31, 2020. Non-cash interest of $1,413 related to the amortization of the loss on terminated interest rate swaps was also included in the three months ended October 31, 2020. We expect interest expense to be elevated during fiscal 2021 as a result of a full year of interest expense associated with our convertible debt and the amortization of the loss on terminated interest rate swaps.

Income Taxes

The consolidated effective tax rate decreased to 28.2% for the three months ended October 31, 2020 from 33.8% for the three months ended October 31, 2019. The decrease was primarily driven by less permanent taxable items affecting our rate and a favorable geographic income mix.

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

Cantel Medical Corp.                                 2021 First Quarter Form 10-Q
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

Three Months Ended October 31, 2020

During the three months ended October 31, 2020, we completed the disposition of a service business in Canada, which resulted in a pre-tax gain of $249 through general and administrative expenses. Since we believe that this gain was not representative of our ordinary course past or future operations, we made an adjustment to our net income and diluted EPS to exclude this gain to arrive at our non-GAAP financial measures.

(dollar amounts in thousands except share and per share data or as otherwise noted) 25

Cantel Medical Corp.                                 2021 First Quarter Form 10-Q
The reconciliations of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS were calculated as follows:

	Three Months Ended October 31,
	2020		2019
Net income/Diluted EPS, as reported	$24,464	$0.57	$5,767	$0.14
Intangible amortization, net of tax(1)	6,936	0.16	5,021	0.12
Acquisition-related items, net of tax(2)	503	0.01	12,520	0.30
Restructuring-related charges, net of tax(3)	3,775	0.09	3,352	0.08
Non-cash interest, net of tax(4)	1,895	0.04	—	—
Gain on disposition of business, net of tax(1)	(179)	—	—	—
Excess tax benefits(5)	1,080	0.03	559	0.01
Non-GAAP net income/Non-GAAP diluted EPS	$38,474	$0.90	$27,219	$0.65
________________________________________________
(1)Amounts were recorded in general and administrative expenses.
(2)For the three months ended October 31, 2020, pre-tax acquisition-related items of $540 were recorded in general and administrative expenses. For the three months ended October 31, 2019, pre-tax acquisition-related items of $4,771 were recorded in cost of sales and $11,806 were recorded in general and administrative expenses.
(3)For the three months ended October 31, 2020, pre-tax restructuring-related items of $1,299 were recorded in cost of sales and $3,682 were recorded in general and administrative expenses. For the three months ended October 31, 2019, pre-tax restructuring-related items of $1,157 were recorded in cost of sales and $4,271 were recorded in general and administrative expenses.
(4)Amounts were recorded in interest expense, net.
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

The reconciliations of net income to EBITDAS and adjusted EBITDAS were calculated as follows:

	Three Months Ended October 31,
	2020	2019
Net income, as reported	$24,464	$5,767
Interest expense, net	16,293	5,719
Income taxes	9,595	2,938
Depreciation	8,409	6,338
Amortization	8,918	6,029
Loss on disposal of fixed assets	—	167
Stock-based compensation expense	3,422	2,404
EBITDAS	71,101	29,362
Acquisition-related items(1)	511	16,577
Restructuring-related charges(1)	4,894	5,367
Gain on disposition of business	(249)	—
Adjusted EBITDAS	$76,257	$51,306
________________________________________________
(1)Excludes stock-based compensation expense.

(dollar amounts in thousands except share and per share data or as otherwise noted) 26

Cantel Medical Corp.                                 2021 First Quarter Form 10-Q
We define net debt as long-term debt (bank debt excluding unamortized debt issuance costs) plus the convertible debt (excluding unamortized debt issuance costs and unamortized discount), less cash and cash equivalents. Each of the components of net debt appears on our condensed consolidated balance sheets and in our notes to the consolidated financial statements included in Part I, Item 1 of this report. We believe that the presentation of net debt provides useful information to investors because we review net debt as part of our management of our overall liquidity, financial flexibility, capital structure and leverage.

	October 31, 2020	July 31, 2020
Long-term bank debt (excluding debt issuance costs)	$870,375	$945,375
Convertible debt (excluding debt issuance costs and discount)	168,000	168,000
Less cash and cash equivalents	(258,021)	(277,871)
Net debt	$780,354	$835,504

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

For the three months ended October 31, 2020, the reconciliation of net sales growth to organic sales growth for total net sales and net sales of our four reportable segments was calculated as follows:

	Net Sales	Medical Net Sales	Life Sciences Net Sales	Dental Net Sales	Dialysis Net Sales
Net sales growth	15.5%	(0.8)%	(7.3)%	65.1%	8.3%
Impact due to foreign currency translation	(0.8)%	(1.4)%	—%	—%	0.0%
Sales related to acquisitions/dispositions	(16.5)%	—%	—%	(63.3)%	—%
Organic sales growth	(1.8)%	(2.2)%	(7.3)%	1.8%	8.3%

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

Cash Flows

Net Cash Provided by Operating Activities. Net cash provided by operating activities increased by $53,076 to $62,007 for the three months ended October 31, 2020 from $8,931 for the three months ended October 31, 2019, primarily due to a reduction in acquisition-related payments, the timing of federal income tax payments, lower cash bonus payments, and a reduction in inventory levels as a result of higher sales volumes and better inventory management, partially offset by the timing of the collection of our outstanding accounts receivables..
Net Cash Used in Investing Activities. Net cash used in investing activities decreased by $664,175 to $5,147 for the three months ended October 31, 2020 from $669,322 for the three months ended October 31, 2019, primarily due to the Hu-Friedy acquisition in the prior year, and a decrease in capital expenditures, as we have reduced spending associated with certain capital projects in response to the COVID-19 pandemic in order to maximize our liquidity and cash position. We continue to monitor our capital expenditure spending to ensure we maintain flexibility during the remainder of fiscal 2021.

Net Cash Used in Financing Activities. Net cash used in financing activities increased by $741,708 to $76,557 for the three months ended October 31, 2020 from $665,151 of cash provided for the three months ended October 31, 2019, primarily due to repayments of borrowings of our revolving credit facility in the current year. During the three months ended October 31, 2019, we had borrowings of approximately $678,125 to support the Hu-Friedy acquisition.

(dollar amounts in thousands except share and per share data or as otherwise noted) 27

Cantel Medical Corp.                                 2021 First Quarter Form 10-Q
Second Amendment to Credit Agreement

At October 31, 2020, we had $546,375 of outstanding term loan borrowings and $324,000 of revolver borrowings under the First Amendment to our Fourth Amended and Restated Credit Agreement.

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

Cantel Medical Corp.                                 2021 First Quarter Form 10-Q
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

Financing Needs

At October 31, 2020, our total debt (excluding debt issuance costs and unamortized discount) of $1,038,375, net of our cash and cash equivalents of $258,021, was $780,354. Stockholders’ equity as of that date was $758,381. Our operating segments generate significant cash from operations. At October 31, 2020, we had a cash balance of $258,021, of which $71,394 was held by foreign subsidiaries. Our foreign cash is needed by our foreign subsidiaries for working capital purposes as well as for current international growth initiatives. Accordingly, our foreign unremitted earnings are considered indefinitely reinvested and unavailable for repatriation. We believe that our current cash position, including the proceeds we received as part of the Notes offering in May 2020, and our anticipated cash flows from operations in the upcoming quarters as we recover from the COVID-19 pandemic will be sufficient to satisfy our worldwide cash operating requirements for the foreseeable future based upon our existing operations, particularly given that we historically have not needed to borrow for working capital purposes. In November 2020, we repaid an additional $50,000 of borrowings under our revolving credit facility. At December 10, 2020, approximately $125,551 was available under our Amended Credit Agreement.

Critical Accounting Policies
There were no changes to our critical accounting policies from those disclosed in our 2020 Annual Report on Form
10-K.

Forward-looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and other securities laws. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, or forecasts about our businesses, the industries in which we operate, and the current beliefs and assumptions of management; they do not relate strictly to historical or current facts. Without limiting the foregoing, words or phrases such as “expect,” “anticipate,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “may,” “could,” “aspire,” and variations of such words and similar expressions generally identify forward-looking statements. In addition, any statements that refer to predictions or projections of our future financial performance, anticipated growth, strategic objectives, performance drivers and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions about future events, activities or developments and are subject to numerous risks, uncertainties, and assumptions that are difficult to predict, including the impacts of the COVID-19 pandemic on our operations and financial results, general economic conditions, technological and market changes in the medical device industry, our ability to execute on our strategy, risks associated with operating our international business, including limited operating experience and market recognition in new international markets, changes in United States healthcare policy at both the state and federal level, product liability claims resulting from the use of products we sell and distribute, and risks related to our intellectual property and proprietary rights needed to maintain our competitive position. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made. Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under Item 1A of the 2020 Annual Report on Form 10-K, entitled Risk Factors. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the information reported in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2020 Annual Report on Form 10-K.

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

Cantel Medical Corp.                                 2021 First Quarter Form 10-Q
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

On October 1, 2019, we acquired Hu-Friedy, as more fully described in Note 3 to the condensed consolidated financial statements. During the initial transition period following the acquisition, we enhanced our internal control process to ensure that all financial information related to this acquisition was properly reflected in our consolidated financial statements. As of October 31, 2020, the integration of the internal controls relating to the acquired business has been substantially completed, and the acquired business will be included in our evaluation of the effectiveness of our internal control over financial reporting for fiscal 2021.

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

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Environmental Matters

Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we reasonably believeswill exceed a specified threshold. Pursuant to recent SEC amendments to this item, we will be using a threshold of $1 million for such proceedings. Applying this threshold, there are no environmental matters to disclose for this period.

Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our 2020 Annual Report on Form 10-K. The risk factors disclosed in Part I, Item 1A to our 2020 Annual Report on Form 10-K, in addition to the other information set forth in this report, could materially affect our business, financial condition, results of operations or cash flows.

30

Cantel Medical Corp.                                 2021 First Quarter Form 10-Q
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table represents information with respect to common stock purchases we made during the current quarter:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the program
August 1 - August 31	572	$50.50	—	—
September 1 - September 30	189	$47.25	—	—
October 1 - October 31	29,771	$47.57	—	—
Total	30,532	$47.62	—	—

We do not currently have a repurchase program. All shares purchased during the current quarter represent shares surrendered to us to pay employee withholding taxes due upon the vesting of restricted stock.

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

Cantel Medical Corp.                                 2021 First Quarter Form 10-Q
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANTEL MEDICAL CORP.

Date: December 10, 2020

	By:	/s/ George L. Fotiades
George L. Fotiades
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Shaun M. Blakeman
Shaun M. Blakeman
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Brian R. Capone
Brian R. Capone
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

32