Form 10-Q
period 2021-01-31
CANTEL MEDICAL CORP
filed 2021-03-10
CIK 19446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q

☒Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2021.

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

Number of shares of common stock outstanding as of February 28, 2021: 42,267,238.

Cantel Medical Corp.                                 2021 Second Quarter Form 10-Q

Cantel Medical Corp.                                 2021 Second Quarter Form 10-Q
PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
Condensed Consolidated Balance Sheets
(Unaudited)

	January 31, 2021	July 31, 2020
Assets
Cash and cash equivalents	$243,061	$277,871
Accounts receivable, net of allowance for doubtful accounts of $3,784 and $3,905	159,372	148,419
Inventories, net	170,075	167,960
Prepaid expenses and other current assets	22,388	18,443
Income taxes receivable	43,144	33,933
Total current assets	638,040	646,626

Property and equipment, net	226,132	225,222
Right-of-use assets, net	50,026	48,684
Intangible assets, net	463,448	480,032
Goodwill	665,570	660,172
Other long-term assets	7,094	6,231
Deferred income taxes	—	4,787
Total assets	$2,050,310	$2,071,754
Liabilities and stockholders’ equity
Accounts payable	$54,228	$42,008
Compensation payable	54,873	47,769
Accrued expenses	56,730	41,480
Deferred revenue	29,908	26,223
Current portion of long-term debt	22,125	7,375
Income taxes payable	6,155	4,373
Current portion of lease liabilities	10,528	10,268
Total current liabilities	234,547	179,496

Long-term debt	788,451	926,834
Convertible debt	128,443	124,835
Deferred income taxes	49,571	49,533
Long-term lease liabilities	42,104	40,679
Other long-term liabilities	19,528	20,778
Total liabilities	1,262,644	1,342,155
Commitments and contingencies (Note 12)

Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $0.10 per share; authorized 75,000,000 shares; issued 46,961,589 shares and outstanding 42,265,728 shares at January 31, 2021; issued 46,812,750 shares and outstanding 42,162,218 shares at July 31, 2020	4,696	4,681
Additional paid-in capital	281,512	273,040
Retained earnings	584,866	548,334
Accumulated other comprehensive loss	(12,226)	(27,599)
Treasury Stock; 4,695,861 shares at January 31, 2021; 4,650,532 shares at July 31, 2020	(71,182)	(68,857)
Total stockholders’ equity	787,666	729,599
Total liabilities and stockholders’ equity	$2,050,310	$2,071,754

See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 1

Cantel Medical Corp.                                 2021 Second Quarter Form 10-Q
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Net sales
Product sales	$261,098	$256,935	$524,668	$482,613
Product service	32,940	31,563	66,399	63,131
Total net sales	294,038	288,498	591,067	545,744

Cost of sales
Product sales	132,115	144,891	261,770	265,477
Product service	18,445	21,363	38,453	42,154
Total cost of sales	150,560	166,254	300,223	307,631

Gross profit	143,478	122,244	290,844	238,113

Expenses:
Selling	38,434	44,740	78,497	83,151
General and administrative	65,855	62,051	115,233	117,338
Research and development	7,560	7,857	15,133	15,604
Total operating expenses	111,849	114,648	208,863	216,093

Income from operations	31,629	7,596	81,981	22,020

Interest expense, net	15,491	10,250	31,784	15,969

Income (loss) before income taxes	16,138	(2,654)	50,197	6,051

Income taxes	4,070	(391)	13,665	2,547

Net income (loss)	$12,068	$(2,263)	$36,532	$3,504

Earnings (loss) per common share:
Basic	$0.29	$(0.05)	$0.87	$0.08
Diluted	$0.27	$(0.05)	$0.84	$0.08

Dividends per common share	$—	$0.11	$—	$0.11

See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 2

Cantel Medical Corp.                                 2021 Second Quarter Form 10-Q
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Net income (loss)	$12,068	$(2,263)	$36,532	$3,504

Other comprehensive income:
Foreign currency translation	10,837	(140)	11,339	3,792
Interest rate swap, net of tax	2,186	246	4,034	1,491
Total other comprehensive income:	13,023	106	15,373	5,283

Comprehensive income (loss)	$25,091	$(2,157)	$51,905	$8,787

See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 3

Cantel Medical Corp.                                 2021 Second Quarter Form 10-Q
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury stock, at cost	Total Stockholders’ Equity
	Shares	Amount
Balance, July 31, 2020	42,162,218	$4,681	$273,040	$548,334	$(27,599)	$(68,857)	$729,599
Repurchases of shares	(30,532)	—	—	—	—	(1,454)	(1,454)
Stock-based compensation	—	—	3,422	—	—	—	3,422
Equity vests/option exercises	112,195	12	(12)	—	—	—	—
Net income	—	—	—	24,464	—	—	24,464
Other comprehensive income	—	—	—	—	2,350	—	2,350
Balance, October 31, 2020	42,243,881	$4,693	$276,450	$572,798	$(25,249)	$(70,311)	$758,381
Repurchases of shares	(11,820)	—	—	—	—	(871)	(871)
Stock-based compensation	—	—	5,066		—	—	5,066
Equity vests/option exercises	33,667	3	(4)	—	—	—	(1)
Net income	—	—	—	12,068	—	—	12,068
Other comprehensive income	—	—	—	—	13,023	—	13,023
Balance, January 31, 2021	42,265,728	$4,696	$281,512	$584,866	$(12,226)	$(71,182)	$787,666

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury stock, at cost	Total Stockholders’ Equity
	Shares	Amount
Balance, July 31, 2019	41,771,228	$4,636	$204,795	$539,097	$(22,197)	$(64,794)	$661,537
Repurchases of shares	(49,614)	—	—	—	—	(3,613)	(3,613)
Stock-based compensation	—	—	2,404	—	—	—	2,404
Issuance of shares	751,471	75	59,925	—	—	—	60,000
Equity vests/option exercises	104,686	11	908	—	—	—	919
Cancellations of restricted stock	(946)	—	—	—	—	—	—
Net income	—	—	—	5,767	—	—	5,767
Other comprehensive income	—	—	—	—	5,177	—	5,177
Balance, October 31, 2019	42,576,825	$4,722	$268,032	$544,864	$(17,020)	$(68,407)	$732,191
Repurchases of shares	(1,218)	—	—	—	—	(87)	(87)
Stock-based compensation	—	—	3,412	—	—	—	3,412
Issuance of shares	—	—	(5,608)	—	—	—	(5,608)
Equity vests/option exercises	3,900	—	1	—	—	—	1
Cancellations of restricted stock	(232)	—	—	—	—	—	—
Dividends on common stock	—	—	—	(4,471)	—	—	(4,471)
Net income	—	—	—	(2,263)	—	—	(2,263)
Other comprehensive income	—	—	—	—	106	—	106
Balance, January 31, 2020	42,579,275	$4,722	$265,837	$538,130	$(16,914)	$(68,494)	$723,281

See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 4

Cantel Medical Corp.                                 2021 Second Quarter Form 10-Q
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended January 31,
	2021	2020
Cash flows from operating activities
Net income	$36,532	$3,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,618	14,215
Amortization	17,868	15,003
Stock-based compensation expense	8,488	5,816
Deferred income taxes	3,107	(2,467)
Amortization of right-of-use assets	6,127	5,084
Non-cash interest expense	8,907	1,936
Inventory step-up amortization	—	16,700
Fair value adjustments to contingent consideration	—	10,578
Other non-cash items, net	648	(1,029)
Changes in assets and liabilities, net of effects of acquisitions/dispositions:
Accounts receivable	(9,656)	5,706
Inventories	26	(2,198)
Prepaid expenses and other assets	(3,792)	314
Accounts payable and other liabilities	39,280	(22,682)
Income taxes	(7,652)	(1,551)
Operating lease payments	(6,749)	(5,396)
Net cash provided by operating activities	109,752	43,533
Cash flows from investing activities
Capital expenditures	(17,008)	(21,098)
Sale of businesses, net of cash retained	(175)	2,236
Acquisition of businesses, net of cash acquired	—	(686,350)
Net cash used in investing activities	(17,183)	(705,212)
Cash flows from financing activities
Proceeds from issuance of long term debt	—	400,000
Repayments of long-term debt	—	(4,750)
Borrowings under revolving credit facility	—	317,900
Repayments under revolving credit facility	(125,000)	(20,900)
Dividends paid	—	(4,471)
Debt issuance costs	—	(9,234)
Finance lease payments	(224)	(209)
Purchases of treasury stock	(2,325)	(3,700)
Net cash (used in) provided by financing activities	(127,549)	674,636

Effect of exchange rate changes on cash and cash equivalents	170	1,238

(Decrease) increase in cash and cash equivalents	(34,810)	14,195
Cash and cash equivalents at beginning of period	277,871	44,535
Cash and cash equivalents at end of period	$243,061	$58,730

See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 5

Cantel Medical Corp.                                 2021 Second Quarter Form 10-Q
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

Merger Agreement with STERIS

On January 12, 2021, we entered into a definitive merger agreement with two wholly owned subsidiaries of STERIS, plc (“STERIS”), under which STERIS will acquire Cantel in a cash and stock transaction with an equity value of approximately $3.6 billion, based on the closing price of STERIS shares of $200.46 on January 11, 2021 (STERIS and Cantel Merger). The STERIS and Cantel Merger is expected to close in the fourth quarter of fiscal 2021.

In connection with the STERIS and Cantel Merger, we have incurred, and will continue to incur, merger-related and integration-related preparation costs. A significant portion of those costs are contingent on the merger closing, such as investment banking fees, legal fees, and other employee related costs. We incurred $11,620 of such costs during the three and six month periods ended January 31, 2021, which were recorded in general and administrative expense within the Condensed Consolidated Statements of Income.

COVID-19

In March 2020, the World Health Organization categorized the novel Coronavirus disease 2019, or (COVID-19) as a pandemic. We are subject to risks and uncertainties as a result of the COVID-19 pandemic. Considerable uncertainty still surrounds the COVID-19 virus and its potential effects, and the extent of and effectiveness of responses taken on international, national and local levels. Measures taken to limit the impact of COVID-19, including social distancing measures, travel bans and restrictions, and business and government shutdowns, continue to create significant negative economic impacts on a global basis. The extent of the impact of the COVID-19 pandemic on our business remains uncertain and difficult to predict, as the response to the pandemic continues to evolve.

During the second half of fiscal 2020, the COVID-19 pandemic negatively impacted net sales and the related operations of both our Medical and Dental segments as a result of the postponement of elective medical procedures and routine dental procedures. Towards the end of fiscal 2020, we experienced gradual improvements in these respective businesses as restrictions were lifted and limitations eased. Demand in both of our medical and dental businesses continued to improve this quarter. While we currently expect to see improvement in the remainder of fiscal 2021, the effects of the COVID-19 pandemic remains fluid and continues to evolve differently across various geographies and still could have a negative impact on our businesses if a resurgence of the virus occurs around the world.

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

Cantel Medical Corp.                                 2021 Second Quarter Form 10-Q
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

Subsequent Events

We performed a review of events subsequent to January 31, 2021 through the date of issuance of the accompanying unaudited consolidated interim financial statements.

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

Cantel Medical Corp.                                 2021 Second Quarter Form 10-Q
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
The following table presents our purchase price allocation of our material acquisition (which was accounted for as a business combination in accordance with ASC Topic 805 “Business Combinations”):

2020
Purchase Price Allocation	Hu-Friedy
(Final)
Purchase Price:
Cash paid	$662,151
Fair value of contingent consideration(1)	38,371
Common stock issued	54,391
Total	$754,913

Allocation:
Property and equipment	38,613
Intangible assets:
Customer relationships	225,000
Technology	32,000
Brand names	112,000
Goodwill(2)	276,744
Deferred income taxes	(222)
Inventories	63,680
Other working capital	7,098
Total	$754,913
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

Cantel Medical Corp.                                 2021 Second Quarter Form 10-Q
Unaudited Pro Forma Summary of Operations
The following pro forma summary of operations presents our operations as if the Hu-Friedy acquisition had occurred as of the beginning of fiscal 2019. In addition to including the results of operations of this acquisition, the pro forma information gives effect to amortization of the step-up in inventory, depreciation of the step-up in property and equipment, the interest on additional borrowings, the amortization of intangible assets and the issuance of shares of common stock. On an actual basis, the Hu-Friedy acquisition contributed $54,403 and $56,649 to our consolidated net sales for the three months ended January 31, 2021 and 2020, respectively, and $115,209 and $75,374 to our consolidated net sales for the six months ended January 31, 2021 and 2020 respectively.

Pro Forma Summary of Operations	Six Months Ended January 31, 2020
Net sales	$584,669
Net loss	$(1,514)
Loss per common share:
Basic	$(0.04)
Diluted	$(0.04)

The pro forma information presented above does not purport to be indicative of the results that actually would have been attained had the Hu-Friedy acquisition occurred as of the beginning of fiscal 2019.

4.      Stock-Based Compensation
2020 Equity Incentive Plan

On December 16, 2020, we terminated the Cantel Medical Corp. 2016 Equity Incentive Plan (the “2016 Plan”) and adopted the Cantel Medical Corp. 2020 Equity Incentive Plan (the “2020 Plan”). As a result, no further awards will be granted under the 2016 Plan. The 2020 Plan provides for the granting of stock options, stock appreciation rights (SARs), restricted stock awards, restricted stock units (RSUs) and performance-based awards to our employees, non-employee directors, independent contractors and consultants. The 2020 Plan does not permit the granting of discounted options or discounted stock appreciation rights.

The maximum number of shares as to which equity awards may be granted under the 2020 Plan is 2,475,000 shares. The 2020 Plan will terminate on the date of our annual meeting of stockholders following the close of our fiscal year ending in 2030, unless terminated earlier by the Board of Directors. Stock awards under this plan:

•will be granted at the closing market price at the time of the grant,
•will include terms which may not exceed ten years, subject to certain exceptions set forth in the 2020 Plan, and
•may be granted in the form of restricted stock and restricted stock units, performance-based awards, or dividends.

Stock awards outstanding under this plan are subject to risk of forfeiture solely due to an employment length-of-service restriction, with such restriction lapsing as to one-third of the shares of each of the first three anniversaries of the grant date subject to being employed through such vesting date. At January 31, 2021, no unvested restricted stock shares or options were outstanding under the 2020 plan and 2,475,000 shares are collectively available for issuance.

2016 Equity Incentive Plan

At January 31, 2021, 726,392 nonvested restricted stock awards were outstanding under the 2016 plan. No options were outstanding under the 2016 plan.

(dollar amounts in thousands except share and per share data or as otherwise noted) 9

Cantel Medical Corp.                                 2021 Second Quarter Form 10-Q
The following table shows the components of stock-based compensation expense recognized in the condensed consolidated statements of income:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Cost of sales	$391	$390	$690	$650
Operating expenses:
Selling	781	609	1,607	1,145
General and administrative	3,643	2,306	5,851	3,833
Research and development	251	107	340	188
Total operating expenses	4,675	3,022	7,798	5,166
Stock-based compensation expense	$5,066	$3,412	$8,488	$5,816

At January 31, 2021, total unrecognized stock-based compensation expense related to total nonvested restricted stock awards was $30,977 with a remaining weighted average period of 19 months over which such expense is expected to be recognized.

We determined the fair value of our market-based restricted stock awards using a Monte Carlo simulation on the date of grant using the following assumptions:

	Six Months Ended January 31,
	2021	2020
Volatility of common stock	57.27%	30.73%
Average volatility of peer companies	45.37%	36.28%
Average correlation coefficient of peer companies	34.81%	24.63%
Risk-free interest rate	0.20%	1.49%

A summary of nonvested stock award activity for the six months ended January 31, 2021 is as follows:

	Number of Time-based Awards	Number of Performance-based Awards	Number of Market-based Awards	Number of Total Awards	Weighted Average Fair Value
At July 31, 2020	318,702	29,174	63,839	411,715	$76.29
Granted	398,175	—	86,915	485,090	$46.88
Vested(1)	(129,656)	(3,152)	(14,098)	(146,906)	$78.59
Forfeited	(20,206)	115	(3,416)	(23,507)	$68.09
At January 31, 2021	567,015	26,137	133,240	726,392	$57.06
_______________________________________________
(1)The aggregate fair value of all stock awards which vested was approximately $11,551.

A summary of stock option activity for the six months ended January 31, 2021 is as follows:

	Number of shares	Weighted Average Exercise Price
Outstanding at July 31, 2020	15,000	$55.36
Expired	(15,000)	$55.36
Outstanding at January 31, 2021	—	$—

Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the income tax benefit on stock-based compensation. For the six months ended January 31, 2021, income tax deductions of $2,272 were generated, of which $3,288 was recorded as a reduction in income tax expense over the equity awards’ vesting period and the remaining excess tax expense of $1,016 was recorded as an increase in income tax expense. For the six months ended January 31, 2020, income tax deductions of $2,022 were generated, of which $2,581 were recorded as a reduction in income tax expense over the equity awards’ vesting period and the remaining excess tax expense of $559 was recorded as an increase to income tax expense.

(dollar amounts in thousands except share and per share data or as otherwise noted) 10

Cantel Medical Corp.                                 2021 Second Quarter Form 10-Q
5.    Revenue Recognition

The following table gives information as to the net sales disaggregated by geography and product line:

	Three Months Ended January 31,		Six Months Ended January 31,
Net sales by geography	2021	2020	2021	2020
United States	$205,694	$207,598	$420,781	$397,682
Europe/Africa/Middle East	51,144	49,496	98,929	90,514
Asia/Pacific	23,852	22,266	43,783	39,331
Canada	10,960	7,745	22,459	15,578
Latin America/South America	2,388	1,393	5,115	2,639
Total	$294,038	$288,498	$591,067	$545,744
Net sales by product line
Capital equipment	$52,030	$59,724	$100,670	$118,472
Consumables	166,624	154,209	333,974	307,488
Product service	32,940	31,563	66,399	63,131
Instrument	40,885	40,821	86,315	54,341
All other(1)	1,559	2,181	3,709	2,312
Total	$294,038	$288,498	$591,067	$545,744
_______________________________________________
(1)Primarily includes software licensing revenues.

Remaining Performance Obligations

At January 31, 2021, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) was approximately $82,428, primarily within the Medical segment. We expect to recognize revenue on approximately 70% of these remaining performance obligations over the remainder of fiscal 2021 and fiscal 2022. These performance obligations primarily reflect the future product service revenues for multi-period service arrangements.
Contract Liabilities

A summary of contract liabilities activity follows:

	Six Months Ended January 31,
	2021	2020
Beginning balance	$26,520	$28,235
Revenue deferred in current year	37,568	27,197
Deferred revenue recognized	(33,322)	(29,605)
Dispositions	(1,091)	—
Foreign currency translation	305	136
Ending balance	29,980	25,963
Contract liabilities included in Other long-term liabilities	(72)	(349)
Deferred revenue	$29,908	$25,614

Our contract liabilities arise primarily in the Medical segment when payment is received upfront for various multi-period extended service arrangements. We expect to recognize substantially all of this revenue over the next twelve months.

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

Cantel Medical Corp.                                 2021 Second Quarter Form 10-Q
headquarters, regional headquarters, and other facilities for sales and administration, warehousing, manufacturing and training. Our equipment leases primarily consist of furniture, computers and other office equipment.

Supplemental balance sheet information related to our leases follows:

Lease Type	January 31, 2021	July 31, 2020
Assets:
Operating lease assets	$45,810	$44,267
Finance lease assets	4,216	4,417
Right-of-use assets, net	$50,026	$48,684
Liabilities:
Operating lease liabilities	$10,028	$9,852
Finance lease liabilities	500	416
Current portion of lease liabilities	10,528	10,268

Operating lease liabilities	38,053	36,515
Finance lease liabilities	4,051	4,164
Long-term lease liabilities	42,104	40,679
Total lease liabilities	$52,632	$50,947
Additional Lease Data
Weighted average remaining lease term:
Operating leases	5.88 years	6.11 years
Finance leases	5.38 years	5.86 years
Weighted average discount rate:
Operating leases	2.72%	2.73%
Finance leases	22.27%	23.39%

At January 31, 2021, maturities of lease liabilities for the periods set forth below were as follows:

Fiscal year	Operating	Finance	Total
Remaining 2021	$5,828	$743	$6,571
2022	10,511	1,493	12,004
2023	9,403	1,502	10,905
2024	7,773	1,512	9,285
2025	5,777	1,499	7,276
Thereafter	13,038	1,009	14,047
Total lease payments	52,330	7,758	60,088
Less: interest	(4,249)	(3,207)	(7,456)
Present value of lease liabilities	$48,081	$4,551	$52,632

(dollar amounts in thousands except share and per share data or as otherwise noted) 12

Cantel Medical Corp.                                 2021 Second Quarter Form 10-Q
Supplemental income statement information related to our leases follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Operating lease costs:
Amortization of right-of-use assets	$2,939	$2,584	$5,725	$4,823
Interest on lease obligations	317	449	629	861
Finance lease costs:
Amortization of right-of-use assets	206	190	402	261
Interest on lease obligations	250	268	505	358
Variable lease costs	796	688	1,691	1,534
Short-term lease costs	270	343	556	591
Net lease cost	$4,778	$4,522	$9,508	$8,428

Supplemental cash flow information related to leases follows:

	Six Months Ended January 31,
	2021	2020
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases(1)	$6,666	$17,738
Finance leases(2)	$196	$4,798
_______________________________________________
(1) The six months ended January 31, 2020 primarily relates to new warehouse facility included in our Dental segment and operating leases acquired in the Hu-Friedy acquisition.
(2) The six months ended January 31, 2020 includes finance leases acquired in the Hu-Friedy acquisition.

7.    Inventories, Net

A summary of inventories, net is as follows:

	January 31, 2021	July 31, 2020
Raw materials and parts	$68,347	$64,888
Work-in-process	8,679	6,745
Finished goods	112,871	114,606
Reserve for excess and obsolete inventory	(19,822)	(18,279)
Total inventories, net	$170,075	$167,960

8.    Derivatives
Foreign Currency

In order to hedge against the impact of fluctuations in the value of the Euro, British Pound, Canadian dollar, Australian dollar, Singapore dollar and Chinese Renminbi relative to the U.S. dollar on the conversion of such net assets into the functional currencies, we enter into short-term forward contracts to purchase or sell Euros, British Pounds, Canadian dollars, Australian dollars, Singapore dollars and Chinese Renminbi, which contracts are one-month in duration. These short-term contracts are designated as fair value hedge instruments. There were five and six foreign currency forward contracts with an aggregate notional value of $71,595 and $81,677 at January 31, 2021 and July 31, 2020, respectively, which covered certain assets and liabilities that were denominated in currencies other than each entity’s functional currency. For the three and six months ended January 31, 2021 and 2020, the settlements of our forward contracts resulted in immaterial amounts of currency conversion gains and losses on the hedged items in the aggregate.

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

Cantel Medical Corp.                                 2021 Second Quarter Form 10-Q
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

At January 31, 2021, the fair value of the interest rate swap was $18,611, which included $5,462 recorded in accrued expenses and $13,149 recorded in other long-term liabilities. As of July 31, 2020, the fair value of the interest rate swap was $21,156, which included $5,462 recorded in accrued expenses and $15,694 recorded in other long-term liabilities. The fair value of the interest rate swap is subject to movements in LIBOR and will fluctuate in future periods.

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

For the Hu-Friedy acquisition, additional purchase price payments were (i) contingent upon the achievement of certain commercial milestones through March 31, 2021, and (ii) contingent upon changes in our common stock price from the date of closing through a future date subject to a registration rights agreement. We estimated the aggregate fair value of these contingent consideration arrangements to be $38,371 at the date of acquisition, which was reported separately in our consolidated balance sheet. For the contingent consideration arrangements based upon the achievement of certain commercial milestones, the initial value assigned at the date of acquisition was determined on the basis of forecasted sales and gross profit percentage of Hu-Friedy products over the next twelve to eighteen months. During the second quarter of fiscal 2020, we paid $25,000 to settle a portion of this contingent consideration arrangement related to net sales achieved for the twelve month period ended December 31, 2019. During fiscal 2020, the remaining contingent consideration arrangement related to net sales and gross profit percentage achievement was reduced from a liability of approximately $17,210 to $0 due to the impact that the COVID-19 pandemic had on Hu-Friedy’s results in fiscal 2020. This specific contingent consideration arrangement also includes a change in control provision. We may be required to accrue for and ultimately pay $25,000 to the former owners of Hu-Friedy upon the closing of the STERIS and Cantel Merger. See Note 1, “Basis of Presentation” for additional information.

For the contingent consideration arrangement based upon changes in our common stock price through a future date, we were required to pay to the sellers of Hu-Friedy an amount in cash equal to $35,000 minus the aggregate net proceeds received by the

(dollar amounts in thousands except share and per share data or as otherwise noted) 14

Cantel Medical Corp.                                 2021 Second Quarter Form 10-Q
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

The fair values of our financial instruments measured on a recurring basis were categorized as follows:

	January 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money markets	$106	$—	$—	$106
Other long-term assets:
Deferred compensation plan assets	—	1,254	—	1,254
Total assets	$106	$1,254	$—	$1,360

Accrued expenses:
Interest rate swap	$—	$5,462	$—	$5,462
Other long-term liabilities:
Interest rate swap	—	13,149	—	13,149
Deferred compensation plan liabilities	—	1,254	—	1,254
Total liabilities	$—	$19,865	$—	$19,865

	July 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money markets	$106	$—	$—	$106
Total assets	$106	$—	$—	$106

Accrued expenses:
Interest rate swap	$—	$5,462	$—	$5,462
Other long-term liabilities:
Interest rate swap	—	15,694	—	15,694
Total liabilities	$—	$21,156	$—	$21,156

(dollar amounts in thousands except share and per share data or as otherwise noted) 15

Cantel Medical Corp.                                 2021 Second Quarter Form 10-Q
Disclosure of Fair Value of Financial Instruments

At January 31, 2021 and July 31, 2020, the carrying amounts for cash and cash equivalents (excluding money markets), accounts receivable and accounts payable approximated fair value due to the short maturity of these instruments.

We estimate the fair value of our long-term debt carried at face value less unamortized discount and issuance costs on a quarterly basis for disclosure purposes. The estimated fair value of our log-term debt is determined by Level 2 inputs and is based on observable market data including prices for similar instruments. At January 31, 2021 and July 31, 2020, the fair value of our long-term debt was $799,866 and $911,105, respectively.

We estimate the fair value of our convertible debt carried at face value less unamortized discount and issuance costs on a quarterly basis for disclosure purposes. The estimated fair value of our convertible debt is determined by Level 2 inputs and is based on observable market data including prices for similar instruments. At January 31, 2021 and July 31, 2020, the fair value of our convertible debt was $336,479 and $224,330, respectively.

10.    Intangibles and Goodwill

Our intangible assets consist of the following:

	January 31, 2021			July 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$374,171	$(93,795)	$280,376	$373,018	$(79,386)	$293,632
Technology	92,613	(34,384)	58,229	91,613	(30,552)	61,061
Brand names	8,879	(4,413)	4,466	8,721	(4,002)	4,719
Non-compete agreements	2,850	(1,915)	935	2,850	(1,818)	1,032
Patents and other registrations	2,727	(1,396)	1,331	2,637	(1,160)	1,477
	481,240	(135,903)	345,337	478,839	(116,918)	361,921
Trademarks, trade names and brand names	118,111	—	118,111	118,111	—	118,111
Total intangible assets	$599,351	$(135,903)	$463,448	$596,950	$(116,918)	$480,032

Amortization expense related to intangible assets was $17,868 and $15,003 for the six months ended January 31, 2021 and 2020, respectively. We expect to recognize an additional $17,402 of amortization expense related to intangible assets for the remainder of fiscal 2021, and thereafter $34,016, $32,744, $31,828, $29,121 and $27,293 of amortization expense for fiscal years 2022, 2023, 2024, 2025 and 2026, respectively.

Goodwill changed during the six months ended January 31, 2021 as follows:

	Medical	Life Sciences	Dental	Dialysis	Total
Balance, July 31, 2020	$185,922	$64,394	$401,723	$8,133	$660,172
Dispositions	(35)	(56)	—	—	(91)
Foreign currency translation	4,899	209	381	—	5,489
Balance, January 31, 2021	$190,786	$64,547	$402,104	$8,133	$665,570

11.    Financing Arrangements
Long-term debt

	January 31, 2021	July 31, 2020
Revolving credit loans outstanding	$274,000	$399,000
Tranche A term loans outstanding	546,375	546,375
Unamortized debt issuance costs	(9,799)	(11,166)
Total long-term debt, net of unamortized debt issuance costs	810,576	934,209
Current portion of long-term debt	(22,125)	(7,375)
Long-term debt, net of unamortized debt issuance costs and excluding current portion	$788,451	$926,834

(dollar amounts in thousands except share and per share data or as otherwise noted) 16

Cantel Medical Corp.                                 2021 Second Quarter Form 10-Q
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

The interest rates have been amended so that loans under the Amended Credit Agreement, until the third business day following the date on which a compliance certificate is delivered for the fiscal quarter ending October 31, 2021, bear interest at 2.00% above the base rate for base rate borrowings, or at 3.00% above LIBOR for LIBOR-based borrowings, and also provides for fees on the unused portion of the revolving credit facility at a rate of 0.50%. Thereafter, borrowings bear interest at rates ranging from 0.00% to 1.75% above base rate for base rate borrowings, or at rates ranging from 1.00% to 2.75% above LIBOR for LIBOR-based borrowings, depending on our consolidated leverage ratio, which is the consolidated ratio of total funded debt (minus certain unrestricted cash) to consolidated EBITDA. The Amended Credit Agreement also provides for fees on the unused portion of the revolving credit facility at rates ranging from 0.20% to 0.50%, depending on our consolidated leverage ratio. Interest rates have also been amended to include a 1.00% floor on all borrowings. As of January 31, 2021, the average interest rate on our outstanding borrowings was approximately 4.00%.

The Amended Credit Agreement contains affirmative and negative covenants reasonably customary for similar credit facilities and is secured by (i) substantially all assets of Cantel and its U.S.-based subsidiaries, (ii) a pledge by Cantel and its U.S.-based subsidiaries that guarantees the obligations under the Amended Credit Agreement of all of the outstanding shares of its U.S.-based subsidiaries and 65% of the outstanding shares of certain of Cantel’s foreign-based subsidiaries and (iii) a guaranty by Cantel’s domestic subsidiaries. As of January 31, 2021, we were in compliance with all financial covenants under the Amended Credit Agreement.

During the six months ended January 31, 2021, we were not required to make loan A principal payments. The tranche A term loan is subject to principal amortization, with $7,375 due and payable in the fourth quarter of fiscal 2021, $29,500 due and payable in each of fiscal 2022, 2023 and 2024, with the remaining $450,500 due and payable at maturity on September 6, 2024. During the three months ended January 31, 2020, we made principal payments of $2,375. During the six months ended January 31, 2021, we repaid $125,000 of the revolving credit facility under the Amended Credit Agreement. In March 2021, we repaid an additional $50,000 of borrowings under our revolving credit facility.

Convertible Debt

	January 31, 2021	July 31, 2020
Convertible debt principal amount	$168,000	$168,000
Unamortized original issue discount	(35,608)	(38,919)
Unamortized debt issuance costs	(3,949)	(4,246)
Total convertible debt, net of unamortized discount and debt issuance costs	$128,443	$124,835

On May 15, 2020, we issued $168,000 aggregate principal amount of 3.25% convertible senior notes due 2025 (the “Notes”) in a private placement, including pursuant to the grant to the initial purchasers of $140,000 aggregate principal amount of the

(dollar amounts in thousands except share and per share data or as otherwise noted) 17

Cantel Medical Corp.                                 2021 Second Quarter Form 10-Q
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

Due to the cash conversion feature included in the Notes, the carrying value of the Notes was allocated between a liability and an equity component. Upon issuance, the liability component of the convertible debt was $123,346, net of a $40,289 discount and net of debt issuance costs of $4,365. The initial carrying value of the equity component recorded in additional paid-in-capital was $29,184, net of a $10,072 deferred tax liability, $1,377 of debt issuance costs and a $344 deferred tax asset. The $40,289 debt discount and $4,365 of debt issuance costs are amortized as non-cash interest expense over the contractual term of the convertible debt using the effective interest method, at a rate of 9.36%. Cash interest for the six months ended January 31, 2021 was $2,730.

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

Restructuring Matters

In connection with our response to COVID-19, our ongoing efforts to streamline and consolidate our global operations and integrate the Hu-Friedy acquisition with our legacy Dental business, we have incurred approximately $7,449 and $5,428 of restructuring-related charges in each of the six months periods ended January 31, 2021, and 2020, respectively. The majority of these charges consisted of onetime benefit-related costs (severance, accelerated stock-based compensation costs and other benefit costs) associated with actions taken to reduce headcount. At January 31, 2021 and July 31, 2020, $4,438 and $7,887 was included in compensation payable on our condensed consolidated balance sheet. For the six months ended January 31, 2021 and 2020, we made $10,898 and $2,941 of severance-related cash payments, respectively. The remaining unpaid severance at January 31, 2021, will be paid out ratably during the remainder of fiscal 2021 and into fiscal 2022 in accordance with our employee separation policy.

(dollar amounts in thousands except share and per share data or as otherwise noted) 18

Cantel Medical Corp.                                 2021 Second Quarter Form 10-Q
13.    Accumulated Other Comprehensive Loss

The components and changes in accumulated other comprehensive loss follow:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Beginning balance	$(25,249)	$(17,020)	$(27,599)	$(22,197)
Foreign currency translation	10,837	(140)	11,339	3,792
Interest rate swap, net of taxes(1)(2)	2,186	246	4,034	1,491
Ending balance	$(12,226)	$(16,914)	$(12,226)	$(16,914)
_______________________________________________
(1)Includes tax effect of $706 and $375 for the three months ended January 31, 2021 and 2020, respectively, and $1,308 and $521 for the six months ended January 31, 2021 and 2020, respectively.
(2)For the three and six months ended January 31, 2021, we recognized $1,384 and $2,797 in interest expense, net, respectively, relating to the non-cash amortization of the net loss on terminated swaps reported in accumulated other comprehensive loss.

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

The following table sets forth the computation of basic and diluted EPS available to stockholders of common stock (excluding participating securities):

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Numerator for basic and diluted earnings per share:
Net income:	$12,068	$(2,263)	$36,532	$3,504
Denominator for basic and diluted earnings per share, adjusted for participating securities:
Denominator for basic earnings per share - weighted average number of shares outstanding attributable to common stock	42,253,846	42,561,178	42,219,166	42,298,833
Dilutive effect of stock awards using the treasury stock method and the average market price for the year	182,261	—	168,307	91,286
Dilutive effect of convertible debt outstanding	1,637,076	—	1,128,357	—
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	44,073,183	42,561,178	43,515,830	42,390,119
Earnings per share attributable to common stock:
Basic earnings per share	$0.29	$(0.05)	$0.87	$0.08
Diluted earnings per share	$0.27	$(0.05)	$0.84	$0.08
Stock awards excluded because their inclusion would have been anti-dilutive	—	36,150	—	—

(dollar amounts in thousands except share and per share data or as otherwise noted) 19

Cantel Medical Corp.                                 2021 Second Quarter Form 10-Q
A reconciliation of weighted average number of shares and common stock equivalents attributable to common stock, as determined above, to our total weighted average number of shares and common stock equivalents, including participating securities, is set forth in the following table:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	44,073,183	42,561,178	43,515,830	42,390,119
Participating securities	—	2,981	—	9,962
Total weighted average number of shares and common stock equivalents attributable to both common stock and participating securities	44,073,183	42,564,159	43,515,830	42,400,081

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

Life Sciences: designs, develops, manufactures, sells, and installs water purification systems for medical, pharmaceutical and other bacteria controlled applications. We also provide filtration/separation and disinfectant technologies to the medical and life science markets through a worldwide distributor network. Two customers collectively accounted for approximately 45.1% and 45.0% of our Life Sciences segment net sales for the six months ended January 31, 2021 and 2020, respectively.

Dental: designs, manufactures, sells, supplies and distributes a broad selection of products used by the global dental profession comprising a complete circle of protection. Our products include hand and powered dental instruments, infection control products, personal protective equipment (PPE) and water quality products for the dental suite. Three customers collectively accounted for approximately 47.6% and 43.3% of our Dental segment net sales for the six months ended January 31, 2021 and 2020, respectively.

Dialysis: designs, develops, manufactures, sells and services reprocessing systems and sterilants for dialyzers (a device serving as an artificial kidney), as well as dialysate concentrates and supplies utilized for renal dialysis. Three customers accounted for approximately 46.9% and 50.7% of our Dialysis segment net sales for the six months ended January 31, 2021 and 2020, respectively. These customers include the top two customers noted above under our Life Sciences segment.

No customer accounted for 10% or more of our consolidated net sales for the six months ended January 31, 2021 and 2020.

Information as to reportable segments is summarized below:

	Three Months Ended January 31,		Six Months Ended January 31,
Net sales	2021	2020	2021	2020
Medical	$133,754	$130,959	$266,073	$264,312
Life Sciences	46,223	50,122	91,791	99,263
Dental	105,419	101,044	216,425	168,287
Dialysis	8,642	6,373	16,778	13,882
Total net sales	$294,038	$288,498	$591,067	$545,744

(dollar amounts in thousands except share and per share data or as otherwise noted) 20

Cantel Medical Corp.                                 2021 Second Quarter Form 10-Q

	Three Months Ended January 31,		Six Months Ended January 31,
Income from operations	2021	2020	2021	2020
Medical	$27,274	$21,534	$53,990	$42,653
Life Sciences	9,034	7,700	17,109	14,835
Dental	16,339	(856)	41,646	4,148
Dialysis	2,118	1,507	4,684	3,129
	54,765	29,885	117,429	64,765
General corporate expenses(1)	23,136	22,289	35,448	42,745
Total income from operations	$31,629	$7,596	$81,981	$22,020

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

Merger Agreement with STERIS
On January 12, 2021, we entered into a definitive merger agreement with two wholly owned subsidiaries of STERIS, plc (“STERIS”), under which STERIS will acquire Cantel in a cash and stock transaction with an equity value of approximately $3.6 billion, based on the closing price of STERIS shares of $200.46 on January 11, 2021 (STERIS and Cantel Merger). The STERIS and Cantel Merger is expected to close in the fourth quarter of fiscal 2021.

In connection with the STERIS and Cantel Merger, we have incurred, and will continue to incur, merger-related and integration-related preparation costs. A significant portion of those costs are contingent on the merger closing, such as investment banking fees, legal fees, and other employee related costs. We incurred $11,620 of such costs during the three and six month periods ended January 31, 2021, which were recorded in general and administrative expense within the Condensed Consolidated Statements of Income.

COVID-19
The COVID-19 pandemic continues to spread throughout the United States and other countries across the world, and the duration and severity of its effects are currently unknown. The global pandemic has adversely impacted and is likely to further adversely impact our business and markets, including our workforce and operations and the operations of our customers, suppliers, and business partners. Considerable uncertainty still surrounds the COVID-19 virus and its potential effects, and the extent of and effectiveness of responses taken on international, national and local levels. Measures taken to limit the impact of COVID-19, including social distancing measures, travel bans and restrictions, and business and government shutdowns, have already created significant negative economic impacts on a global basis.

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

During the second half of fiscal 2020, the COVID-19 pandemic negatively impacted net sales and the related operations of both our Medical and Dental segments as a result of the postponement of elective medical procedures and routine dental procedures. Towards the end of fiscal 2020, we experienced gradual improvements in these respective businesses as

(dollar amounts in thousands except share and per share data or as otherwise noted) 21

Cantel Medical Corp.                                 2021 Second Quarter Form 10-Q
restrictions were lifted and limitations eased. Demand in both of our medical and dental businesses continued to improve this quarter.

While we currently expect to see improvement in the remainder of fiscal 2021, the effects of the COVID-19 pandemic remains fluid and continues to evolve differently across various geographies and still could have a negative impact on our businesses if a resurgence of the virus occurs around the world. See “Results of Operations” for a more detailed discussion.

Second Quarter 2020 Summary (on a comparative basis)
Key GAAP financial results for the three months ended January 31, 2021 were as follows:
•Net sales increased by 1.9% to $294,038 from $288,498,
•Net income increased to $12,068 from a net loss of $2,263 and
•Earnings per diluted share increased to $0.27 from a net loss per diluted share of $(0.05).

Key Non-GAAP financial results for the three months ended January 31, 2021 were as follows:
•Non-GAAP net income increased by 34.0% to $34,640 from $25,844,
•Non-GAAP earnings per diluted share increased by 29.5% to $0.79 from $0.61 and
•Adjusted EBITDAS increased by 37.5% to $147,283 from $107,105.

Please see a description of our Non-GAAP Financial Measures below.

Results of Operations

The following tables give information as to the percentages of net sales represented by selected items reflected in our condensed consolidated statements of income.

	Three Months Ended January 31,				Percentage Change
Statement of Income Data:	2021		2020
Net sales	$294,038	100.0%	$288,498	100.0%	1.9%
Cost of sales	150,560	51.2%	166,254	57.6%	(9.4)%
Gross profit	143,478	48.8%	122,244	42.4%	17.4%

Selling	38,434	13.1%	44,740	15.5%	(14.1)%
General and administrative	65,855	22.4%	62,051	21.5%	6.1%
Research and development	7,560	2.5%	7,857	2.8%	(3.8)%
Total operating expenses	111,849	38.0%	114,648	39.8%	(2.4)%

Income from operations	31,629	10.8%	7,596	2.6%	316.4%

Interest expense, net	15,491	5.3%	10,250	3.5%	51.1%
Income (loss) before income taxes	16,138	5.5%	(2,654)	(0.9)%	NM
Income taxes	4,070	1.4%	(391)	(0.1)%	NM
Net income (loss)	$12,068	4.1%	$(2,263)	(0.8)%	NM

NM = Not meaningful

(dollar amounts in thousands except share and per share data or as otherwise noted) 22

Cantel Medical Corp.                                 2021 Second Quarter Form 10-Q

	Six Months Ended January 31,				Percentage Change
Statement of Income Data:	2021		2020
Net sales	$591,067	100.0%	$545,744	100.0%	8.3%
Cost of sales	300,223	50.8%	307,631	56.4%	(2.4)%
Gross profit	290,844	49.2%	238,113	43.6%	22.1%

Selling	78,497	13.3%	83,151	15.2%	(5.6)%
General and administrative	115,233	19.5%	117,338	21.5%	(1.8)%
Research and development	15,133	2.5%	15,604	2.9%	(3.0)%
Total operating expenses	208,863	35.3%	216,093	39.6%	(3.3)%

Income from operations	81,981	13.9%	22,020	4.0%	272.3%

Interest expense, net	31,784	5.4%	15,969	2.9%	99.0%
Income before income taxes	50,197	8.5%	6,051	1.1%	729.6%
Income taxes	13,665	2.3%	2,547	0.5%	436.5%
Net income	$36,532	6.2%	$3,504	0.6%	942.6%

The following table gives information as to the net sales by reportable segment and geography, as well as the related percentage of such net sales to the total net sales, for each of our reportable segments.

	Three Months Ended January 31,				Six Months Ended January 31,
Net sales by segment	2021		2020		2021		2020
Medical	$133,754	45.5%	$130,959	45.4%	$266,073	45.0%	$264,312	48.4%
Life Sciences	46,223	15.7%	50,122	17.4%	91,791	15.5%	99,263	18.2%
Dental	105,419	35.9%	101,044	35.0%	216,425	36.6%	168,287	30.8%
Dialysis	8,642	2.9%	6,373	2.2%	16,778	2.9%	13,882	2.6%
Total net sales	$294,038	100.0%	$288,498	100.0%	$591,067	100.0%	$545,744	100.0%
Net sales by geography
United States	$205,694	70.0%	$207,598	72.0%	$420,781	71.2%	$397,682	72.9%
International	88,344	30.0%	80,900	28.0%	170,286	28.8%	148,062	27.1%
Total net sales	$294,038	100.0%	$288,498	100.0%	$591,067	100.0%	$545,744	100.0%

    The following table gives information as to the amount of income from operations, as well as income from operations as a percentage of net sales, for each of our reportable segments.

	Three Months Ended January 31,				Six Months Ended January 31,
Income from operations	2021		2020		2021		2020
Medical	$27,274	20.4%	$21,534	16.4%	$53,990	20.3%	$42,653	16.1%
Life Sciences	9,034	19.5%	7,700	15.4%	17,109	18.6%	14,835	14.9%
Dental	16,339	15.5%	(856)	(0.8)%	41,646	19.2%	4,148	2.5%
Dialysis	2,118	24.5%	1,507	23.6%	4,684	27.9%	3,129	22.5%
	54,765	18.6%	29,885	10.4%	117,429	19.9%	64,765	11.9%
General corporate expenses	23,136	7.8%	22,289	7.8%	35,448	6.0%	42,745	7.9%
Total income from operations	$31,629	10.8%	$7,596	2.6%	$81,981	13.9%	$22,020	4.0%

Net Sales

Total net sales increased by $5,540 or 1.9%, to $294,038 for the three months ended January 31, 2021 from $288,498 for the three months ended January 31, 2020, which consisted of an increase of 1.1% in organic sales and an increase of 0.8%

(dollar amounts in thousands except share and per share data or as otherwise noted) 23

Cantel Medical Corp.                                 2021 Second Quarter Form 10-Q
due to favorable foreign currency translation. International net sales increased by $7,444 or 9.2%, to $88,344 for the three months ended January 31, 2021 from $80,900 for the three months ended January 31, 2020. The 9.2% increase in international net sales consisted of a 5.8% increase in organic sales and an increase of 3.4% due to favorable foreign currency translation of our net sales in Europe, the United Kingdom and Australia. Total net sales increased by $45,323 or 8.3%, to $591,067 for the six months ended January 31, 2021 from $545,744 for the six months ended January 31, 2020, which consisted of a 7.8% increase in net sales due to acquisitions (net of dispositions) and an increase of 0.8% due to foreign currency translation, slightly offset by a decrease of 0.3% in organic sales. International net sales increased by $22,224 or 15.0%, to $170,286 for the six months ended January 31, 2021 from $148,062 for the six months ended January 31, 2020. The 15.0% increase in international net sales consisted of a 7.3% increase in organic sales, an increase in net sales due to acquisitions of 4.6% (offset by dispositions) and an increase of 3.1% due to favorable foreign currency translation of our net sales in Europe, the United Kingdom and Australia.

Medical. Net sales increased by $2,795 or 2.1%, for the three months ended January 31, 2021 compared with the three months ended January 31, 2020, which consisted of an increase of 2.0% due to foreign currency translation and an 0.1% increase in organic sales. Net sales increased by $1,761 or 0.7%, for the six months ended January 31, 2021 compared with the six months ended January 31, 2020, which consisted of an increase of 1.7% due to foreign currency translation partially offset by a decrease of 1.0% in organic sales. The decrease in organic net sales for the six month period was primarily driven by the delayed timing of capital equipment sales due to the COVID-19 pandemic. Although U.S. endoscopy procedure volumes have declined compared to the prior year, procedural product sales have outperformed the underlying volume declines across all regions. While we expect to see improvement during the remainder of fiscal 2021 (demonstrated by the slight improvement in organic sales for the three month period) as surgical and elective procedure volumes return to pre-COVID-19 levels, we could experience variable impacts on our Medical business if a resurgence of the virus emerges and elective procedures were postponed again.

Life Sciences. Net sales decreased by $3,899 or 7.8% for the three months ended January 31, 2021 compared with the three months ended January 31, 2020, which consisted of a 8.0% decrease in organic sales, slightly offset by an increase of 0.2% due to foreign currency translation. Net sales decreased by $7,472 or 7.5% for the six months ended January 31, 2021 compared with the six months ended January 31, 2020, which consisted of a 7.6% decrease in organic sales, slightly offset by an increase of 0.1% due to foreign currency translation. The decreases in net sales for the three and six month periods were primarily due to lower demand for portable reverse osmosis units and delayed capital projects in our hemodialysis water business. As the majority of our Life Sciences business supports non-elective medical treatment, the COVID-19 pandemic has not materially impacted this business, with the exception of the timing of portable reverse osmosis units and delayed capital projects at our customers. If the pandemic continues, it could further impact capital equipment volume and future service revenues at our customers.

Dental. Net sales increased by $4,375 or 4.3%, for the three months ended January 31, 2021 compared with the three months ended January 31, 2020, which consisted of a 4.3% organic sales increase. Net sales increased by $48,138 or 28.6%, for the six months ended January 31, 2021 compared with the six months ended January 31, 2020, which consisted of a 25.3% increase due to acquisitions and a 3.3% organic sales increase. The Hu-Friedy acquisition contributed $39,835 of incremental net sales for the six month period. The increases in organic sales for the three and six months periods were driven by increased personal protective equipment (PPE) and disinfectant chemistries sales. In the latter half of fiscal 2020, the COVID-19 pandemic had significantly impacted the Dental segment due to reduced dental procedures. However, dental procedure volumes have improved and continue to stabilize in fiscal 2021. While we expect to see continued improvement during the remainder of fiscal 2021 as routine and elective dental procedure volumes return to pre-COVID-19 levels, we could experience variable impacts on our Dental business if a resurgence of the virus emerges and such procedures were postponed again.

Dialysis. Net sales increased by $2,269 or 35.6%, for the three months ended January 31, 2021 compared with the three months ended January 31, 2020. Net sales increased by $2,896 or 20.9%, for the six months ended January 31, 2021 compared with the six months ended January 31, 2020.

Gross Profit

Gross profit increased by $21,234 or 17.4%, to $143,478 for the three months ended January 31, 2021 from $122,244 for the three months ended January 31, 2020. The increase in gross profit primarily relates to certain actions taken by management to reduce variable costs in response to lower sales volume due to the COVID-19 pandemic and net sales increases in Medical and Dental segments. Gross profit increased by $52,731 or 22.1%, to $290,844 for the six months ended January 31, 2021 from $238,113 for the six months ended January 31, 2020. The increase in gross profit for the six month period primarily relates to $40,258 of incremental gross profit contributed by Hu-Friedy and certain actions taken by management to reduce variable costs in response to lower sales volume due to the COVID-19 pandemic.

(dollar amounts in thousands except share and per share data or as otherwise noted) 24

Cantel Medical Corp.                                 2021 Second Quarter Form 10-Q
Gross profit as a percentage of net sales for the three months ended January 31, 2021 and 2020 was 48.8% and 42.4%, respectively. Gross profit as a percentage of net sales for the six months ended January 31, 2021 and 2020 was 49.2% and 43.6%, respectively. The increases in gross profit as a percentage of net sales for the three and six month periods were driven by a lower cost base as a result of measures taken as a result of the COVID-19 pandemic and favorable leverage of our fixed manufacturing costs, primarily in our Medical and Dental segments.

Operating Expenses

Operating expenses decreased by $2,799 or 2.4% to $111,849 for the three months ended January 31, 2021 from $114,648 for the three months ended January 31, 2020. Operating expenses decreased by $7,230 or 3.3% to $208,863 for the three months ended January 31, 2021 from $216,093 for the three months ended January 31, 2020. For the three and six month periods, these decreases were due to the reduction in integration and acquisition-related costs incurred in the prior-year periods associated with the Hu-Friedy acquisition and a reduction in our overall cost structure from actions taken by management in response to the COVID-19 pandemic, partially offset by merger-related costs associated with the STERIS and Cantel Merger. Operating expenses as a percentage of net sales for the three months ended January 31, 2021 and 2020 were 38.0% and 39.8%, respectively. Operating expenses as a percentage of net sales for the six months ended January 31, 2021 and 2020 were 35.3% and 39.6%, respectively.

Selling expenses decreased by $6,306 or 14.1%, to $38,434 for the three months ended January 31, 2021 from $44,740 for the three months ended January 31, 2020. The decrease was primarily due to reduced marketing spend and salesperson compensation in the Dental segment, inclusive of cost synergies from the Hu-Friedy acquisition. Selling expenses decreased by $4,654 or 5.6%, to $78,497 for the six months ended January 31, 2021 from $83,151 for the six months ended January 31, 2020. The decrease was primarily due to reduced marketing spend and compensation expense in the Dental segment (which includes synergies from the Hu-Friedy acquisition). Selling expenses as a percentage of net sales were 13.1% and 15.5% for the three months ended January 31, 2021 and 2020, respectively. Selling expenses as a percentage of net sales were 13.3% and 15.2% for the six months ended January 31, 2021 and 2020, respectively.

General and administrative expenses increased by $3,804 or 6.1%, to $65,855 for the three months ended January 31, 2021 from $62,051 for the three months ended January 31, 2020. The increase primarily relates to merger-related costs associated with the recently announced STERIS and Cantel Merger and increased incentive-based compensation costs, offset by a reduction in acquisition-related costs incurred in the prior-year period associated with the Hu-Friedy acquisition. General and administrative expenses decreased by $2,105 or 1.8%, to $115,233 for the six months ended January 31, 2021 from $117,338 for the six months ended January 31, 2020. The decrease primarily relates to lower acquisition-related costs incurred in the prior-year period related to the Hu-Friedy acquisition. This was partially offset by merger-related costs associated with the recently announced STERIS and Cantel Merger, higher incentive-based compensation costs, higher amortization expense and incremental expenses related to the Hu-Friedy business for a full six month period as compared to the prior year period. General and administrative expenses as a percentage of net sales were 22.4% and 21.5% for the three months ended January 31, 2021 and 2020, respectively. General and administrative expenses as a percentage of net sales were 19.5% and 21.5% for the six months ended January 31, 2021 and 2020, respectively.

Research and development expenses (which include continuing engineering costs) decreased by $297 or 3.8%, to $7,560 for the three months ended January 31, 2021 from $7,857 for the three months ended January 31, 2020. Research and development expenses decreased by $471 or 3.0%, to $15,133 for the six months ended January 31, 2021 from $15,604 for the six months ended January 31, 2020. The decreases in the three and six month periods were primarily a result of a reduction in expenses in our Life Sciences segment, partially offset by increases in our Medical segment. Research and development expenses as a percentage of net sales were 2.5% and 2.8% for the three months ended January 31, 2021 and 2020, respectively. Research and development expenses as a percentage of net sales were 2.5% and 2.9% for the six months ended January 31, 2021 and 2020, respectively.

Income from Operations

Medical. Income from operations increased by $5,740 or 26.7%, for the three months ended January 31, 2021 compared with the three months ended January 31, 2020. Income from operations increased by $11,337 or 26.6%, for the six months ended January 31, 2021 compared with the six months ended January 31, 2020. Net sales have increased slightly for both the three and six month periods which contributed to an increase of income from operations. In addition, decreases in certain operating expenses resulting from management cost reduction measures taken in response to the COVID-19 pandemic and a shift towards higher margin products also contributed to this overall increase in both periods.

(dollar amounts in thousands except share and per share data or as otherwise noted) 25

Cantel Medical Corp.                                 2021 Second Quarter Form 10-Q
Life Sciences. Income from operations increased by $1,334 or 17.3%, for the three months ended January 31, 2021 compared with the three months ended January 31, 2020. Income from operations increased by $2,274 or 15.3%, for the six months ended January 31, 2021 compared with the six months ended January 31, 2020. Although net sales declined as noted above, income from operations improved due to the decrease in certain operating expenses resulting from management cost reduction measures taken in response to the COVID-19 pandemic and to a lesser extent, a shift towards higher margin products.

Dental. Income from operations increased by $17,195 or 2,008.8%, for the three months ended January 31, 2021 compared with the three months ended January 31, 2020. The increase is primarily driven by a reduction in integration and acquisition-related costs and inventory step-up amortization related to the Hu-Friedy acquisition in the prior year period and an increase in net sales noted above. Income from operations increased by $37,498 or 904.0%, for the six months ended January 31, 2021 compared with the six months ended January 31, 2020. The increase was primarily due to inclusion of Hu-Friedy operations (which includes overall higher margin products) for a full six months in the current fiscal year, increased net sales, cost synergies resulting from the Hu-Friedy integration and the reduction of certain acquisition and integration-related costs and inventory step-up amortization in the prior year period.

Dialysis. Income from operations increased by $611 or 40.5%, for the three months ended January 31, 2021 compared with the three months ended January 31, 2020. Income from operations increased by $1,555 or 49.7%, for the six months ended January 31, 2021 compared with the six months ended January 31, 2020.

General Corporate Expenses

General corporate expenses relate to unallocated corporate costs primarily related to executive management personnel as well as costs associated with certain facets of our acquisition and integration programs (including fair value adjustments to contingent consideration) and costs of being a publicly traded company. General corporate expenses increased by $847 or 3.8%, for the three months ended January 31, 2021 from the three months ended January 31, 2020. This increase was primarily driven by merger-related costs associated with the STERIS and Cantel Merger and higher incentive-based compensation costs, partially offset by the lower acquisition-related and transaction items incurred in connection with the Hu-Friedy acquisition and to a lesser extent, a reduction in our overall cost structure from actions taken by management in response to the COVID-19 pandemic. General corporate expenses decreased by $7,297 or 17.1%, for the six months ended January 31, 2021 from the six months ended January 31, 2020. This decrease was primarily driven by significant reduction in acquisition-related and transaction charges incurred in connection with the Hu-Friedy acquisition in the prior year period and to a lesser extent, a reduction in our overall cost structure from actions taken by management in response to the COVID-19 pandemic, partially offset by merger-related costs associated with the STERIS and Cantel Merger and higher incentive-based compensation costs.

Interest Expense, Net

Interest expense, net increased by $5,241 or 51.1%, to $15,491 for the three months ended January 31, 2021 from $10,250 for the three months ended January 31, 2020. Interest expense, net increased by $15,815 or 99.0%, to $31,784 for the six months ended January 31, 2021 from $15,969 for the six months ended January 31, 2020. The increases in both the three and six month periods resulted from an increase in the average outstanding debt, which includes both our term loan and our revolver borrowings to support the funding of the Hu-Friedy acquisition in October 2019 and the interest expense associated with the issuance of convertible debt in May 2020. Interest expense, net includes non-cash interest related to the amortization of debt issuance costs of $836 and $562 for the three months ended January 31, 2021 and 2020, respectively, and $1,664 and $983 for the six months ended January 31, 2021 and 2020, respectively. Non-cash interest of $1,674 and $3,311 related to the amortization of the discount on the convertible debt was also included in the three and six months ended January 31, 2021. Non-cash interest of $1,384 and $2,797 related to the amortization of the loss on terminated interest rate swaps was also included in the three and six months ended January 31, 2021. We expect interest expense to be elevated during fiscal 2021 as a result of a full year of interest expense associated with our convertible debt and the amortization of the loss on terminated interest rate swaps. Including the $50,000 repayment made in March 2021, we have made a total of $175,000 of repayments towards our outstanding revolver borrowings. Such repayments will help offset any incremental interest expense for the remainder of fiscal 2021.

Income Taxes

The consolidated effective tax rate increased to 25.2% for the three months ended January 31, 2021 from 14.7% for the three months ended January 31, 2020. The increase was primarily driven by positive income from operations in the current quarter and the unfavorable impact of stock-based compensation, partially offset by favorable geographic income mix. The consolidated effective tax rate decreased to 27.2% for the six months ended January 31, 2021 from 42.1% for the six months

(dollar amounts in thousands except share and per share data or as otherwise noted) 26

Cantel Medical Corp.                                 2021 Second Quarter Form 10-Q
ended January 31, 2020. The decrease was primarily driven by positive income from operations in the current period and by favorable geographic income mix.

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

Merger-related items consist primarily of transaction-related costs such as banking and legal fees associated with the STERIS and Cantel Merger which was announced in January 2021. Since these merger-related items are irregular and specific to this acquisition, we excluded these amounts for purposes of calculating our non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to past operating performance.

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

Cantel Medical Corp.                                 2021 Second Quarter Form 10-Q
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

As a result of terminating our interest rate swaps during fiscal 2020, we recorded a loss in other comprehensive income which is required by GAAP to be amortized and recorded in interest expense through the original maturity date of the terminated swaps. Since the amortization of the loss is a non-cash expense, we excluded its impact on net income and diluted EPS to arrive at our non-GAAP financial measures as we believe that the exclusion of the non-cash interest expense provides investors an enhanced view of our operational performance related to cash flow and liquidity.

Three Months Ended January 31, 2021

During the three months ended January 31, 2021, we completed the disposition of certain assets of our Aexis business and the disposition of a service business in Canada, which resulted in a pre-tax loss of $391 recorded in general and administrative expenses. Since we believe that this loss was not representative of our ordinary course past or future operations, we made an adjustment to our net income and diluted EPS to exclude this loss to arrive at our non-GAAP financial measures.

Three Months Ended January 31, 2020

During the three months ended January 31, 2020, we completed the disposition of a dental product line. This resulted in a pre-tax loss of $170 recorded in general and administrative expenses. Since we believe that this loss was not representative of our ordinary course past or future operations, we made an adjustment to our net income and diluted EPS to exclude this gain to arrive at our non-GAAP financial measures.
The reconciliations of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS were calculated as follows:

	Three Months Ended January 31,
	2021		2020
Net income (loss)/Diluted EPS, as reported	$12,068	$0.27	$(2,263)	$(0.05)
Intangible amortization, net of tax(1)	6,966	0.16	7,967	0.19
Acquisition-related items, net of tax(2)	1,815	0.04	18,078	0.42
Restructuring-related charges, net of tax(3)	2,641	0.06	1,932	0.05
Merger-related items, net of tax(1)	8,452	0.19	—	—
Non-cash interest, net of tax(4)	2,480	0.06	—	—
Net loss on dispositions, net of tax(1)	282	0.01	130	—
Excess tax benefits(5)	(64)	—	—	—
Non-GAAP net income/Non-GAAP diluted EPS	$34,640	$0.79	$25,844	$0.61
________________________________________________
(1)Amounts were recorded in general and administrative expenses.
(2)For the three months ended January 31, 2021, pre-tax acquisition-related items of $2,501 were recorded in general and administrative expenses. For the three months ended January 31, 2020, pre-tax acquisition-related items of $11,929 were recorded in cost of sales and $12,214 were recorded in general and administrative expenses.
(3)For the three months ended January 31, 2021, pre-tax restructuring-related items of $729 were recorded in cost of sales and $2,797 were recorded in general and administrative expenses. For the three months ended January 31, 2020, pre-tax restructuring-related items of $1,662 were recorded in cost of sales and $2,562 were recorded in general and administrative expenses.
(4)Amounts were recorded in interest expense, net.
(5)Amounts were recorded in income taxes.

(dollar amounts in thousands except share and per share data or as otherwise noted) 28

Cantel Medical Corp.                                 2021 Second Quarter Form 10-Q
Six Months Ended January 31, 2021

During the six months ended January 31, 2021, we completed the disposition of certain assets of our Aexis business and the disposition of a service business in Canada, which resulted in a pre-tax loss of $142 recorded in general and administrative expenses. Since we believe that this loss was not representative of our ordinary course past or future operations, we made an adjustment to our net income and diluted EPS to exclude this loss to arrive at our non-GAAP financial measures.

Six Months Ended January 31, 2020

During the six months ended January 31, 2020, we completed the disposition of a dental product line. This resulted in a pre-tax loss of $170 recorded in general and administrative expenses. Since we believe that this loss was not representative of our ordinary course past or future operations, we made an adjustment to our net income and diluted EPS to exclude this gain to arrive at our non-GAAP financial measures.

The reconciliations of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS were calculated as follows:

	Six Months Ended January 31,
	2021		2020
Net income/Diluted EPS, as reported	$36,532	$0.84	$3,504	$0.08
Intangible amortization, net of tax(1)	13,902	0.32	12,988	0.31
Acquisition-related items, net of tax(2)	2,318	0.05	30,598	0.72
Restructuring-related charges, net of tax(3)	6,416	0.15	5,284	0.13
Merger-related items, net of tax(1)	8,452	0.20	—	—
Non-cash interest, net of tax(4)	4,375	0.10	—	—
Net loss on dispositions, net of tax(1)	103	—	130	—
Excess tax charges(5)	1,016	0.02	559	0.01
Non-GAAP net income/Non-GAAP diluted EPS	$73,114	$1.68	$53,063	$1.25
________________________________________________
(1)Amounts were recorded in general and administrative expenses.
(2)For the six months ended January 31, 2021, pre-tax acquisition-related items of $3,041 were recorded in general and administrative expenses. For the six months ended January 31, 2020, pre-tax acquisition-related items of $16,700 were recorded in cost of sales and $24,020 were recorded in general and administrative expenses.
(3)For the six months ended January 31, 2021, pre-tax restructuring-related items of $2,029 were recorded in cost of sales and $6,479 were recorded in general and administrative expenses. For the six months ended January 31, 2020, pre-tax restructuring-related items of $2,818 were recorded in cost of sales and $6,833 were recorded in general and administrative expenses.
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

(dollar amounts in thousands except share and per share data or as otherwise noted) 29

Cantel Medical Corp.                                 2021 Second Quarter Form 10-Q
The reconciliations of net income to EBITDAS and adjusted EBITDAS were calculated as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Net income (loss), as reported	$12,068	$(2,263)	$36,532	$3,504
Interest expense, net	15,491	10,250	31,784	15,969
Income taxes	4,070	(391)	13,665	2,547
Depreciation	8,209	7,877	16,618	14,215
Amortization	8,950	8,974	17,868	15,003
(Gain) loss on disposal of fixed assets	—	(101)	—	66
Stock-based compensation expense	5,066	3,412	8,488	5,816
EBITDAS	53,854	27,758	124,955	57,120
Acquisition-related items(1)	2,705	24,143	3,216	40,720
Restructuring-related charges(1)	2,456	3,728	7,350	9,095
Merger-related items	11,620	—	11,620	—
Net loss on dispositions	391	170	142	170
Adjusted EBITDAS	$71,026	$55,799	$147,283	$107,105
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

	January 31, 2021	July 31, 2020
Long-term bank debt (excluding debt issuance costs)	$820,375	$945,375
Convertible debt (excluding debt issuance costs and discount)	168,000	168,000
Less cash and cash equivalents	(243,061)	(277,871)
Net debt	$745,314	$835,504

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

For the three months ended January 31, 2021, the reconciliation of net sales growth to organic sales growth for total net sales and net sales of our four reportable segments was calculated as follows:

	Net Sales	Medical Net Sales	Life Sciences Net Sales	Dental Net Sales	Dialysis Net Sales
Net sales growth	1.9%	2.1%	(7.8)%	4.3%	35.6%
Impact due to foreign currency translation	(0.8)%	(2.0)%	(0.2)%	—%	—%
Organic sales growth	1.1%	0.1%	(8.0)%	4.3%	35.6%

(dollar amounts in thousands except share and per share data or as otherwise noted) 30

Cantel Medical Corp.                                 2021 Second Quarter Form 10-Q
For the six months ended January 31, 2021, the reconciliation of net sales growth to organic sales growth for total net sales and net sales of our four reportable segments was calculated as follows:

	Net Sales	Medical Net Sales	Life Sciences Net Sales	Dental Net Sales	Dialysis Net Sales
Net sales growth	8.3%	0.7%	(7.5)%	28.6%	20.9%
Impact due to foreign currency translation	(0.8)%	(1.7)%	(0.1)%	—%	—%
Sales related to acquisitions/dispositions	(7.8)%	—%	—%	(25.3)%	—%
Organic sales growth	(0.3)%	(1.0)%	(7.6)%	3.3%	20.9%

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

Cash Flows

Net Cash Provided by Operating Activities. Net cash provided by operating activities increased by $66,219 to $109,752 for the six months ended January 31, 2021 from $43,533 for the six months ended January 31, 2020, primarily due to a reduction in acquisition-related payments, better inventory management and the timing of accounts payable and other accrued expenses. This was partially offset by higher federal income tax payments, the timing of the collection of our outstanding accounts receivables and the initial payment of certain banking and legal fees associated with the recently announced STERIS and Cantel Merger.
Net Cash Used in Investing Activities. Net cash used in investing activities decreased by $688,029 to $17,183 for the six months ended January 31, 2021 from $705,212 for the six months ended January 31, 2020, primarily due to the Hu-Friedy acquisition in the prior year, and a decrease in capital expenditures, as we have reduced spending associated with certain capital projects in response to the COVID-19 pandemic in order to maximize our liquidity and cash position. We continue to monitor our capital expenditure spending to ensure we maintain flexibility during the remainder of fiscal 2021.

Net Cash Used in Financing Activities. Net cash used in financing activities increased by $802,185 to $127,549 for the six months ended January 31, 2021 from $674,636 of cash provided for the six months ended January 31, 2020, primarily due to repayments of borrowings of our revolving credit facility in the current year. During the six months ended January 31, 2020, we made borrowings of approximately $678,125 to support the Hu-Friedy acquisition.

Second Amendment to Credit Agreement

At January 31, 2021, we had $546,375 of outstanding term loan borrowings and $274,000 of revolver borrowings under the First Amendment to our Fourth Amended and Restated Credit Agreement.

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

Cantel Medical Corp.                                 2021 Second Quarter Form 10-Q
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

In connection with our interest rate swap transactions, we designate our hedge relationships as cash flow hedges. At inception, we employed the hypothetical derivative method to assess hedge effectiveness. At January 31, 2021, we performed a qualitative analysis of hedge effectiveness and will perform such qualitative analysis in future reporting periods. At January 31, 2021, $5,462 was recorded in accrued expenses and $13,149 was recorded in other long-term liabilities, which represents the fair value of the interest rate swap. As of July 31, 2020, $5,462 was recorded in accrued expenses and $15,694 was recorded in other long-term liabilities, which represents the fair value of the interest rate swap.

As these interest rate swaps were accounted for as cash flow hedges, the changes in fair value were recorded in accumulated other comprehensive loss. The fair value of these interest rate swaps is subject to movements in LIBOR and will fluctuate in future periods. As the original forecasted hedged transactions (interest payments on variable rate debt) are still probable to occur, the net loss related to the terminated swaps reported in accumulated other comprehensive income on the termination dates will be amortized to interest expense through the original maturity date of the original swaps. For the six months ended January 31, 2021, we recognized $2,797 in interest expense, net relating to the non-cash amortization of the net loss on the terminated swaps reported in accumulated other comprehensive loss. We expect to recognize approximately $2,687 in interest expense, net for the remainder of fiscal 2021.

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

Financing Needs

At January 31, 2021, our total debt (excluding debt issuance costs and unamortized discount) of $988,375, net of our cash and cash equivalents of $243,061, was $745,314. Stockholders’ equity as of that date was $787,666. Our operating segments generate significant cash from operations. At January 31, 2021, we had a cash balance of $243,061, of which $80,151 was held by foreign subsidiaries. Our foreign cash is needed by our foreign subsidiaries for working capital purposes as well as for current international growth initiatives. Accordingly, our foreign unremitted earnings are considered indefinitely reinvested and unavailable for repatriation. We believe that our current cash position, including the proceeds we received as part of the

(dollar amounts in thousands except share and per share data or as otherwise noted) 32

Cantel Medical Corp.                                 2021 Second Quarter Form 10-Q
Notes offering in May 2020, and our anticipated cash flows from operations in the upcoming quarters as we recover from the COVID-19 pandemic will be sufficient to satisfy our worldwide cash operating requirements for the foreseeable future based upon our existing operations, particularly given that we historically have not needed to borrow for working capital purposes. In March 2021, we repaid an additional $50,000 of borrowings under our revolving credit facility. At March 10, 2021, approximately $175,551 was available under our Amended Credit Agreement.

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

(dollar amounts in thousands except share and per share data or as otherwise noted) 33

Cantel Medical Corp.                                 2021 Second Quarter Form 10-Q
On October 1, 2019, we acquired Hu-Friedy, as more fully described in Note 3 to the condensed consolidated financial statements. During the initial transition period following the acquisition, we enhanced our internal control process to ensure that all financial information related to this acquisition was properly reflected in our consolidated financial statements. As of January 31, 2021, the integration of the internal controls relating to the acquired business has been substantially completed, and the acquired business will be included in our evaluation of the effectiveness of our internal control over financial reporting for fiscal 2021.

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

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Environmental Matters

Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we reasonably believes will exceed a specified threshold. Pursuant to recent SEC amendments to this item, we will be using a threshold of $1 million for such proceedings. Applying this threshold, there are no environmental matters to disclose for this period.

Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our 2020 Annual Report on Form 10-K, except as noted below. The risk factors disclosed in Part I, Item 1A to our 2020 Annual Report on Form 10-K, in addition to the other information set forth in this report, could materially affect our business, financial condition, results of operations or cash flows.

There are risks and uncertainties associated with our planned merger with STERIS. On January 12, 2021, the Company announced its entry into an agreement and plan of merger (the “Merger Agreement”) with STERIS plc, Solar New US Holding Co, LLC and Crystal Merger Sub 1, LLC. Completion of the proposed transaction is subject to various conditions, including, among others, (i) the adoption of the Merger Agreement by our stockholders; (ii) effectiveness of the registration statement on Form S-4 registering the STERIS ordinary shares to be issued in the transaction (iii) absence of specified adverse laws or orders; (iv) expiration of the waiting period (or extension thereof) under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 and other foreign regulatory approvals; (v) the ordinary shares of STERIS to be issued in the transaction having been approved for listing on the New York Stock Exchange; (vi) the representations and warranties of the other party being true and correct, subject to the materiality standards contained in the Merger Agreement; (vii) material compliance by the other party with its covenants; and (viii) no “material adverse effect” (as defined in the Merger Agreement) having occurred with respect to the other party since the signing of the Merger Agreement. We cannot provide any assurance that these conditions will be satisfied or waived, or that we will be able to successfully consummate the proposed transaction as provided for under the Merger Agreement in a timely manner, or at all. If the proposed transaction is not completed, our stock price may fall to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, we may be required to pay STERIS a termination fee of $127.4 million if the Merger Agreement is terminated under circumstances specified in the Merger Agreement.

In this regard, we face risks and uncertainties due to the pendency of the proposed transaction as well as the potential failure to consummate the proposed transaction, including:
•the occurrence of any event, change or other circumstances that could give us or STERIS the right to terminate the Merger Agreement in accordance with its terms;
•any legal proceedings that may be instituted against us, STERIS or our respective directors with respect to the proposed transaction;

34

Cantel Medical Corp.                                 2021 Second Quarter Form 10-Q
•the risk that we may not obtain the required stockholder approval on the expected schedule or at all;
•the ability to obtain regulatory approvals and satisfy other closing conditions to the proposed transaction in a timely manner or at all, including the risk that regulatory approvals required for the proposed merger are not obtained or are obtained subject to conditions that are not anticipated;
•the risk that the announcement of the proposed transaction, or failure or delay in completing the transaction, could have adverse effects on the market price of our common stock or STERIS’s ordinary shares or our or STERIS’s respective future business and financial results, and the uncertainty as to the long-term value of the ordinary shares of the combined company following the proposed merger; and
•certain restrictions during the pendency of the proposed transaction that may impact our ability to pursue certain business opportunities or strategic transactions, and which may discourage other companies from making favorable alternative transaction proposals.

We will also face risks and uncertainties even if we consummate the proposed transaction, including:
•any adverse effects the proposed transaction could have on our ability or the ability of STERIS to retain and hire key personnel or maintain relationships with suppliers and customers, or on our or STERIS’s operating results and businesses generally; and
•difficulties and delays in integrating our business with STERIS’s business or fully realizing any anticipated cost savings or other benefits expected from the proposed transaction.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs, which may be in excess of what we expected.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table represents information with respect to common stock purchases we made during the current quarter:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the program
November 1 - November 30	313	$48.03	—	—
December 1 - December 31	11,466	$74.35	—	—
January 1 - January 31	41	$78.86	—	—
Total	11,820	$73.67	—	—

We do not currently have a repurchase program. All shares purchased during the current quarter represent shares surrendered to us to pay employee withholding taxes due upon the vesting of restricted stock.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information
None.

(dollar amounts in thousands except share and per share data or as otherwise noted) 35

Cantel Medical Corp.                                 2021 Second Quarter Form 10-Q
Item 6.    Exhibits

2.1	Agreement and Plan of Merger, dated as of January 12, 2021, by and among STERIS plc, Solar New US Holding Co, LLC, Crystal Merger Sub 1, LLC and Cantel Medical Corp.*

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101	The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
________________________________________________
* Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the U.S. Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.

(dollar amounts in thousands except share and per share data or as otherwise noted) 36

Cantel Medical Corp.                                 2021 Second Quarter Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANTEL MEDICAL CORP.

Date: March 10, 2021

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