Form 10-Q
period 2021-04-30
CANTEL MEDICAL CORP
filed 2021-05-28
CIK 19446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q

☒Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2021.

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

Number of shares of common stock outstanding as of May 27, 2021: 42,314,213.

Cantel Medical Corp.                                 2021 Third Quarter Form 10-Q

Cantel Medical Corp.                                 2021 Third Quarter Form 10-Q
PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
Condensed Consolidated Balance Sheets
(Unaudited)

	April 30, 2021	July 31, 2020
Assets
Cash and cash equivalents	$218,528	$277,871
Accounts receivable, net of allowance for doubtful accounts of $3,631 and $3,905	164,929	148,419
Inventories, net	179,078	167,960
Prepaid expenses and other current assets	23,911	18,443
Income taxes receivable	39,551	33,933
Total current assets	625,997	646,626

Property and equipment, net	227,631	225,222
Right-of-use assets, net	48,937	48,684
Intangible assets, net	454,773	480,032
Goodwill	666,216	660,172
Other long-term assets	7,724	6,231
Deferred income taxes	—	4,787
Total assets	$2,031,278	$2,071,754
Liabilities and stockholders’ equity
Accounts payable	$58,950	$42,008
Compensation payable	50,554	47,769
Accrued expenses	56,570	41,480
Deferred revenue	30,903	26,223
Current portion of long-term debt	29,500	7,375
Income taxes payable	5,895	4,373
Current portion of lease liabilities	10,582	10,268
Total current liabilities	242,954	179,496

Long-term debt	731,759	926,834
Convertible debt	130,316	124,835
Deferred income taxes	51,147	49,533
Long-term lease liabilities	41,243	40,679
Other long-term liabilities	16,669	20,778
Total liabilities	1,214,088	1,342,155
Commitments and contingencies (Note 12)

Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $0.10 per share; authorized 75,000,000 shares; issued 46,970,360 shares and outstanding 42,273,481 shares at April 30, 2021; issued 46,812,750 shares and outstanding 42,162,218 shares at July 31, 2020	4,697	4,681
Additional paid-in capital	285,310	273,040
Retained earnings	605,984	548,334
Accumulated other comprehensive loss	(7,314)	(27,599)
Treasury Stock; 4,696,879 shares at April 30, 2021; 4,650,532 shares at July 31, 2020	(71,487)	(68,857)
Total stockholders’ equity	817,190	729,599
Total liabilities and stockholders’ equity	$2,031,278	$2,071,754

See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 1

Cantel Medical Corp.                                 2021 Third Quarter Form 10-Q
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Net sales
Product sales	$277,493	$207,690	$802,161	$690,303
Product service	36,460	29,243	102,859	92,374
Total net sales	313,953	236,933	905,020	782,677

Cost of sales
Product sales	140,830	116,488	402,600	381,965
Product service	21,800	19,462	60,253	61,616
Total cost of sales	162,630	135,950	462,853	443,581

Gross profit	151,323	100,983	442,167	339,096

Expenses:
Selling	41,239	38,057	119,736	121,208
General and administrative	56,619	32,133	171,852	149,471
Research and development	7,941	8,349	23,074	23,953
Total operating expenses	105,799	78,539	314,662	294,632

Income from operations	45,524	22,444	127,505	44,464

Interest expense, net	14,845	10,113	46,629	26,082

Income before income taxes	30,679	12,331	80,876	18,382

Income taxes	9,561	(3,456)	23,226	(909)

Net income	$21,118	$15,787	$57,650	$19,291

Earnings per common share:
Basic	$0.50	$0.37	$1.36	$0.46
Diluted	$0.47	$0.37	$1.31	$0.46

Dividends per common share	$—	$—	$—	$0.11

See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 2

Cantel Medical Corp.                                 2021 Third Quarter Form 10-Q
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Net income	$21,118	$15,787	$57,650	$19,291

Other comprehensive income (loss):
Foreign currency translation	1,487	(6,053)	12,826	(2,261)
Interest rate swap, net of tax	3,425	(19,125)	7,459	(17,634)
Total other comprehensive income (loss):	4,912	(25,178)	20,285	(19,895)

Comprehensive income (loss)	$26,030	$(9,391)	$77,935	$(604)

See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 3

Cantel Medical Corp.                                 2021 Third Quarter Form 10-Q
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury stock, at cost	Total Stockholders’ Equity
	Shares	Amount
Balance, July 31, 2020	42,162,218	$4,681	$273,040	$548,334	$(27,599)	$(68,857)	$729,599
Repurchases of shares	(30,532)	—	—	—	—	(1,454)	(1,454)
Stock-based compensation	—	—	3,422	—	—	—	3,422
Equity vests/option exercises	112,195	12	(12)	—	—	—	—
Net income	—	—	—	24,464	—	—	24,464
Other comprehensive income	—	—	—	—	2,350	—	2,350
Balance, October 31, 2020	42,243,881	$4,693	$276,450	$572,798	$(25,249)	$(70,311)	$758,381
Repurchases of shares	(11,820)	—	—	—	—	(871)	(871)
Stock-based compensation	—	—	5,066		—	—	5,066
Equity vests/option exercises	33,667	3	(4)	—	—	—	(1)
Net income	—	—	—	12,068	—	—	12,068
Other comprehensive income	—	—	—	—	13,023	—	13,023
Balance, January 31, 2021	42,265,728	$4,696	$281,512	$584,866	$(12,226)	$(71,182)	$787,666
Repurchases of shares	(3,995)	—	—	—	—	(305)	(305)
Stock-based compensation	—	—	3,798	—	—	—	3,798
Equity vests/option exercises	11,748	1	—	—	—	—	1
Net income	—	—	—	21,118	—	—	21,118
Other comprehensive income	—	—	—	—	4,912	—	4,912
Balance, April 30, 2021	42,273,481	$4,697	$285,310	$605,984	$(7,314)	$(71,487)	$817,190

(dollar amounts in thousands except share and per share data or as otherwise noted) 4

Cantel Medical Corp.                                 2021 Third Quarter Form 10-Q

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury stock, at cost	Total Stockholders’ Equity
	Shares	Amount
Balance, July 31, 2019	41,771,228	$4,636	$204,795	$539,097	$(22,197)	$(64,794)	$661,537
Repurchases of shares	(49,614)	—	—	—	—	(3,613)	(3,613)
Stock-based compensation	—	—	2,404	—	—	—	2,404
Issuance of shares	751,471	75	59,925	—	—	—	60,000
Equity vests/option exercises	104,686	11	908	—	—	—	919
Cancellations of restricted stock	(946)	—	—	—	—	—	—
Net income	—	—	—	5,767	—	—	5,767
Other comprehensive income	—	—	—	—	5,177	—	5,177
Balance, October 31, 2019	42,576,825	$4,722	$268,032	$544,864	$(17,020)	$(68,407)	$732,191
Repurchases of shares	(1,218)	—	—	—	—	(87)	(87)
Stock-based compensation	—	—	3,412	—	—	—	3,412
Issuance of shares	—	—	(5,608)	—	—	—	(5,608)
Equity vests/option exercises	3,900	—	1	—	—	—	1
Cancellations of restricted stock	(232)	—	—	—	—	—	—
Dividends on common stock	—	—	—	(4,471)	—	—	(4,471)
Net loss	—	—	—	(2,263)	—	—	(2,263)
Other comprehensive income	—	—	—	—	106	—	106
Balance, January 31, 2020	42,579,275	$4,722	$265,837	$538,130	$(16,914)	$(68,494)	$723,281
Repurchases of shares	(441,153)	(44)	(28,235)	—	—	(166)	(28,445)
Stock-based compensation	—	—	3,027	—	—	—	3,027
Equity vests/option exercises	7,615	1	(4)	—	—	—	(3)
Net income	—	—	—	15,787	—	—	15,787
Other comprehensive income	—	—	—	—	(25,178)	—	(25,178)
Balance, April 30, 2020	42,145,737	$4,679	$240,625	$553,917	$(42,092)	$(68,660)	$688,469

See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 5

Cantel Medical Corp.                                 2021 Third Quarter Form 10-Q
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended April 30,
	2021	2020
Cash flows from operating activities
Net income	$57,650	$19,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,976	22,105
Amortization	26,798	23,952
Stock-based compensation expense	12,286	8,843
Deferred income taxes	3,500	(2,822)
Amortization of right-of-use assets	9,573	7,717
Non-cash interest expense	13,204	3,704
Inventory step-up amortization	—	16,700
Fair value adjustments to contingent consideration	—	(6,423)
Other non-cash items, net	1,118	1,594
Changes in assets and liabilities, net of effects of acquisitions/dispositions:
Accounts receivable	(15,007)	26,990
Inventories	(8,851)	(3,514)
Prepaid expenses and other assets	(5,956)	2,653
Accounts payable and other liabilities	40,294	(8,608)
Income taxes	(4,391)	(11,883)
Operating lease payments	(10,143)	(7,456)
Net cash provided by operating activities	145,051	92,843
Cash flows from investing activities
Capital expenditures	(26,851)	(26,212)
Sale of businesses, net of cash retained	(167)	2,236
Acquisition of businesses, net of cash acquired	—	(721,350)
Net cash used in investing activities	(27,018)	(745,326)
Cash flows from financing activities
Proceeds from issuance of long term debt	—	400,000
Repayments of long-term debt	—	(12,125)
Borrowings under revolving credit facility	—	388,900
Repayments under revolving credit facility	(175,000)	(32,900)
Dividends paid	—	(4,471)
Debt issuance costs	—	(9,234)
Finance lease payments	(349)	(304)
Purchases of treasury stock	(2,630)	(3,865)
Net cash (used in) provided by financing activities	(177,979)	726,001

Effect of exchange rate changes on cash and cash equivalents	603	(2,287)

(Decrease) increase in cash and cash equivalents	(59,343)	71,231
Cash and cash equivalents at beginning of period	277,871	44,535
Cash and cash equivalents at end of period	$218,528	$115,766

See accompanying notes to Condensed Consolidated Financial Statements.

(dollar amounts in thousands except share and per share data or as otherwise noted) 6

Cantel Medical Corp.                                 2021 Third Quarter Form 10-Q
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

Merger Agreement with STERIS

On January 12, 2021, we entered into a definitive merger agreement with two wholly owned subsidiaries of STERIS, plc (“STERIS”), under which STERIS will acquire Cantel in a cash and stock transaction with an equity value of approximately $3.6 billion, based on the closing price of STERIS shares of $200.46 on January 11, 2021 (the “STERIS and Cantel Merger”). On April 29, 2021, the Cantel stockholders approved the STERIS and Cantel Merger. All customary closing conditions and regulatory approvals have also been satisfied. The STERIS and Cantel Merger is expected to close June 2, 2021.

In connection with the STERIS and Cantel Merger, we have incurred, and will continue to incur, merger-related and integration-related preparation costs. A significant portion of those costs are contingent on the merger closing, such as investment banking fees, legal fees, and other employee related costs. We incurred $3,283 and $14,903 of such costs during the three and nine month periods ended April 30, 2021, which were recorded in general and administrative expense within the Condensed Consolidated Statements of Income.

COVID-19

In March 2020, the World Health Organization categorized the novel Coronavirus disease 2019, or COVID-19, as a pandemic. We continue to be subject to risks and uncertainties as a result of the COVID-19 pandemic and uncertainty still surrounds the COVID-19 virus and its potential effects, and the extent of and effectiveness of responses taken on international, national and local levels. Measures taken to contain and/or limit the impact of COVID-19, including vaccinations, social distancing measures, travel bans and restrictions, and business and government shutdowns, continue to have a global economic impact.

During the second half of fiscal 2020, the COVID-19 pandemic negatively impacted net sales and the related operations of both our Medical and Dental segments as a result of the postponement of elective medical procedures and routine dental procedures. Towards the end of fiscal 2020, we experienced gradual improvements in these respective businesses as restrictions were lifted and limitations eased. Demand in our medical and dental businesses has continued to improve this quarter. While we currently expect to see improvement in the remainder of fiscal 2021, the effects of the COVID-19 pandemic remain fluid and continue to evolve differently across various geographies and still could have a negative impact on our businesses if a resurgence of the virus occurs around the world.

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

Cantel Medical Corp.                                 2021 Third Quarter Form 10-Q
debt expense. Actual results could differ from these estimates and the differences could be material. If historical experience and other factors used by management to make these estimates do not reasonably reflect future activity, our results of operations, financial position and cash flows could be adversely impacted.

Subsequent Events

We performed a review of events subsequent to April 30, 2021 through the date of issuance of the accompanying unaudited consolidated interim financial statements.

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

Cantel Medical Corp.                                 2021 Third Quarter Form 10-Q
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

Cantel Medical Corp.                                 2021 Third Quarter Form 10-Q
Unaudited Pro Forma Summary of Operations
The following pro forma summary of operations presents our operations as if the Hu-Friedy acquisition had occurred as of the beginning of fiscal 2019. In addition to including the results of operations of this acquisition, the pro forma information gives effect to amortization of the step-up in inventory, depreciation of the step-up in property and equipment, the interest on additional borrowings, the amortization of intangible assets and the issuance of shares of common stock. On an actual basis, the Hu-Friedy acquisition contributed $68,370 and $35,444 to our consolidated net sales for the three months ended April 30, 2021 and 2020, respectively, and $183,579 and $110,818 to our consolidated net sales for the nine months ended April 30, 2021 and 2020, respectively.

Pro Forma Summary of Operations	Nine Months Ended April 30, 2020
Net sales	$821,602
Net income	$14,273
Earnings per common share:
Basic	$0.34
Diluted	$0.34

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

Stock awards outstanding under this plan are subject to risk of forfeiture solely due to an employment length-of-service restriction, with such restriction lapsing as to one-third of the shares of each of the first three anniversaries of the grant date subject to being employed through such vesting date. At April 30, 2021, 3,365 unvested RSUs were outstanding under the 2020 Plan. No options were outstanding under the 2020 plan. At April 30, 2021, 2,471,635 shares were collectively available for issuance.

2016 Equity Incentive Plan

At April 30, 2021, 712,257 nonvested restricted stock awards were outstanding under the 2016 plan. No options were outstanding under the 2016 plan. No additional awards will be granted under this plan.

(dollar amounts in thousands except share and per share data or as otherwise noted) 10

Cantel Medical Corp.                                 2021 Third Quarter Form 10-Q
The following table shows the components of stock-based compensation expense recognized in the condensed consolidated statements of income:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Cost of sales	$366	$328	$1,056	$978
Operating expenses:
Selling	897	657	2,504	1,802
General and administrative	2,460	1,931	8,311	5,764
Research and development	75	111	415	299
Total operating expenses	3,432	2,699	11,230	7,865
Stock-based compensation expense	$3,798	$3,027	$12,286	$8,843

At April 30, 2021, total unrecognized stock-based compensation expense related to total nonvested restricted stock awards was $27,050 with a remaining weighted average period of 16 months over which such expense is expected to be recognized.

We determined the fair value of our market-based restricted stock awards using a Monte Carlo simulation on the date of grant using the following assumptions:

	Nine Months Ended April 30,
	2021	2020
Volatility of common stock	57.27%	30.73%
Average volatility of peer companies	45.37%	36.28%
Average correlation coefficient of peer companies	34.81%	24.63%
Risk-free interest rate	0.20%	1.49%

A summary of nonvested stock award activity for the nine months ended April 30, 2021 is as follows:

	Number of Time-based Awards	Number of Performance-based Awards	Number of Market-based Awards	Number of Total Awards	Weighted Average Fair Value
At July 31, 2020	318,702	29,174	63,839	411,715	$76.29
Granted	401,540	—	86,915	488,455	$47.10
Vested(1)	(140,744)	(3,152)	(14,758)	(158,654)	$78.22
Forfeited	(22,593)	115	(3,416)	(25,894)	$67.20
At April 30, 2021	556,905	26,137	132,580	715,622	$56.91
_______________________________________________
(1)The aggregate fair value of all stock awards which vested was approximately $12,417.

A summary of stock option activity for the nine months ended April 30, 2021 is as follows:

	Number of shares	Weighted Average Exercise Price
Outstanding at July 31, 2020	15,000	$55.36
Expired	(15,000)	$55.36
Outstanding at April 30, 2021	—	$—

Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the income tax benefit on stock-based compensation. For the nine months ended April 30, 2021, income tax deductions of $2,491 were generated, of which $3,498 was recorded as a reduction in income tax expense over the equity awards’ vesting period and the remaining excess tax expense of $1,007 was recorded as an increase in income tax expense. For the nine months ended April 30, 2020, income tax deductions of $2,022 were generated, of which $2,581 were recorded as a reduction in income tax expense over the equity awards’ vesting period and the remaining excess tax expense of $559 was recorded as an increase to income tax expense.

(dollar amounts in thousands except share and per share data or as otherwise noted) 11

Cantel Medical Corp.                                 2021 Third Quarter Form 10-Q
5.    Revenue Recognition

The following table gives information as to the net sales disaggregated by geography and product line:

	Three Months Ended April 30,		Nine Months Ended April 30,
Net sales by geography	2021	2020	2021	2020
United States	$214,110	$176,688	$634,891	$574,370
Europe/Africa/Middle East	58,299	37,518	157,228	128,032
Asia/Pacific	24,979	14,766	68,762	54,097
Canada	12,396	6,448	34,855	22,026
Latin America/South America	4,169	1,513	9,284	4,152
Total	$313,953	$236,933	$905,020	$782,677
Net sales by product line
Capital equipment	$58,528	$50,589	$159,198	$169,061
Consumables	170,081	131,486	504,055	438,974
Product service	36,460	29,243	102,859	92,374
Instrument	46,877	25,040	133,192	79,381
All other(1)	2,007	575	5,716	2,887
Total	$313,953	$236,933	$905,020	$782,677
_______________________________________________
(1)Primarily includes software licensing revenues.

Remaining Performance Obligations

At April 30, 2021, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) was approximately $82,406, primarily within the Medical segment. We expect to recognize revenue on approximately 65% of these remaining performance obligations over the remainder of fiscal 2021 and fiscal 2022. These performance obligations primarily reflect the future product service revenues for multi-period service arrangements.

Contract Liabilities

A summary of contract liabilities activity follows:

	Nine Months Ended April 30,
	2021	2020
Beginning balance	$26,520	$28,235
Revenue deferred in current year	58,993	41,733
Deferred revenue recognized	(53,849)	(42,705)
Dispositions	(1,091)	—
Foreign currency translation	374	(70)
Ending balance	30,947	27,193
Contract liabilities included in Other long-term liabilities	(44)	(309)
Deferred revenue	$30,903	$26,884

Our contract liabilities arise primarily in the Medical segment when payment is received upfront for various multi-period extended service arrangements. We expect to recognize substantially all of this revenue over the next twelve months.

6.    Leases

Adoption of “Leases (ASC 842)”

We adopted ASC 842, effective August 1, 2019, using the modified retrospective transition approach with optional transition relief, and recognized the cumulative effect of applying the new leasing standard to existing contracts on our condensed consolidated balance sheet on August 1, 2019. Our lease portfolio consists primarily of real estate, equipment and vehicles. We

(dollar amounts in thousands except share and per share data or as otherwise noted) 12

Cantel Medical Corp.                                 2021 Third Quarter Form 10-Q
have approximately 80 real estate leases with lease terms ranging from 1 year to 16 years, which include our corporate headquarters, regional headquarters, and other facilities for sales and administration, warehousing, manufacturing and training. Our equipment leases primarily consist of furniture, computers and other office equipment.

Supplemental balance sheet information related to our leases follows:

Lease Type	April 30, 2021	July 31, 2020
Assets:
Operating lease assets	$44,785	$44,267
Finance lease assets	4,152	4,417
Right-of-use assets, net	$48,937	$48,684
Liabilities:
Operating lease liabilities	$10,053	$9,852
Finance lease liabilities	529	416
Current portion of lease liabilities	10,582	10,268

Operating lease liabilities	37,104	36,515
Finance lease liabilities	4,139	4,164
Long-term lease liabilities	41,243	40,679
Total lease liabilities	$51,825	$50,947
Additional Lease Data
Weighted average remaining lease term:
Operating leases	5.74 years	6.11 years
Finance leases	5.13 years	5.86 years
Weighted average discount rate:
Operating leases	2.75%	2.73%
Finance leases	22.24%	23.39%

At April 30, 2021, maturities of lease liabilities for the periods set forth below were as follows:

Fiscal year	Operating	Finance	Total
Remaining 2021	$2,896	$372	$3,268
2022	10,762	1,493	12,255
2023	9,613	1,502	11,115
2024	8,136	1,512	9,648
2025	6,221	1,499	7,720
Thereafter	13,596	1,249	14,845
Total lease payments	51,224	7,627	58,851
Less: interest	(4,066)	(2,960)	(7,026)
Present value of lease liabilities	$47,158	$4,667	$51,825

(dollar amounts in thousands except share and per share data or as otherwise noted) 13

Cantel Medical Corp.                                 2021 Third Quarter Form 10-Q
Supplemental income statement information related to our leases follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Operating lease costs:
Amortization of right-of-use assets	$3,203	$2,438	$8,928	$7,261
Interest on lease obligations	155	584	784	1,445
Finance lease costs:
Amortization of right-of-use assets	243	195	645	456
Interest on lease obligations	244	264	749	622
Variable lease costs	939	1,018	2,630	2,552
Short-term lease costs	155	282	711	873
Net lease cost	$4,939	$4,781	$14,447	$13,209

Supplemental cash flow information related to leases follows:

	Nine Months Ended April 30,
	2021	2020
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases(1)	$8,319	$19,200
Finance leases(2)	$196	$4,920
_______________________________________________
(1) The nine months ended April 30, 2020 primarily relates to new warehouse facility included in our Dental segment and operating leases acquired in the Hu-Friedy acquisition.
(2) The nine months ended April 30, 2020 includes finance leases acquired in the Hu-Friedy acquisition.

7.    Inventories, Net

A summary of inventories, net is as follows:

	April 30, 2021	July 31, 2020
Raw materials and parts	$70,099	$64,888
Work-in-process	8,845	6,745
Finished goods	118,449	114,606
Reserve for excess and obsolete inventory	(18,315)	(18,279)
Total inventories, net	$179,078	$167,960

8.    Derivatives
Foreign Currency

In order to hedge against the impact of fluctuations in the value of the Euro, British Pound, Canadian dollar, Australian dollar, Singapore dollar and Chinese Renminbi relative to the U.S. dollar on the conversion of such net assets into the functional currencies, we enter into short-term forward contracts to purchase or sell Euros, British Pounds, Canadian dollars, Australian dollars, Singapore dollars and Chinese Renminbi, which contracts are one-month in duration. These short-term contracts are designated as fair value hedge instruments. There were five and six foreign currency forward contracts with an aggregate notional value of $62,509 and $81,677 at April 30, 2021 and July 31, 2020, respectively, which covered certain assets and liabilities that were denominated in currencies other than each entity’s functional currency. For the three and nine months ended April 30, 2021 and 2020, the settlements of our forward contracts resulted in immaterial amounts of currency conversion gains and losses on the hedged items in the aggregate.

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

Cantel Medical Corp.                                 2021 Third Quarter Form 10-Q
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

At April 30, 2021, the fair value of the interest rate swap was $15,421, which included $5,500 recorded in accrued expenses and $9,921 recorded in other long-term liabilities. As of July 31, 2020, the fair value of the interest rate swap was $21,156, which included $5,462 recorded in accrued expenses and $15,694 recorded in other long-term liabilities. In May 2021, we terminated the interest rate swap. We made a cash payment of $16,020 upon termination and recognized the corresponding loss in interest expense, net in the fourth quarter of fiscal 2021.

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

Cantel Medical Corp.                                 2021 Third Quarter Form 10-Q
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

The fair values of our financial instruments measured on a recurring basis were categorized as follows:

	April 30, 2021
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money markets	$106	$—	$—	$106
Other long-term assets:
Deferred compensation plan assets	—	1,558	—	1,558
Total assets	$106	$1,558	$—	$1,664

Accrued expenses:
Interest rate swap	$—	$5,500	$—	$5,500
Contingent consideration	—	—	—	—
Other long-term liabilities:
Interest rate swap	—	9,921	—	9,921
Deferred compensation plan liabilities	—	1,558	—	1,558
Total liabilities	$—	$16,979	$—	$16,979

(dollar amounts in thousands except share and per share data or as otherwise noted) 16

Cantel Medical Corp.                                 2021 Third Quarter Form 10-Q

	July 31, 2020
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money markets	$106	$—	$—	$106
Total assets	$106	$—	$—	$106

Accrued expenses:
Interest rate swap	$—	$5,462	$—	$5,462
Other long-term liabilities:
Interest rate swap	—	15,694	—	15,694
Total liabilities	$—	$21,156	$—	$21,156

Disclosure of Fair Value of Financial Instruments

At April 30, 2021 and July 31, 2020, the carrying amounts for cash and cash equivalents (excluding money markets), accounts receivable and accounts payable approximated fair value due to the short maturity of these instruments.

We estimate the fair value of our long-term debt carried at face value less unamortized issuance costs on a quarterly basis for disclosure purposes. The estimated fair value of our log-term debt is determined by Level 2 inputs and is based on observable market data including prices for similar instruments. At April 30, 2021 and July 31, 2020, the fair value of our long-term debt was $750,153 and $911,105, respectively.

We estimate the fair value of our convertible debt carried at face value less unamortized discount and issuance costs on a quarterly basis for disclosure purposes. The estimated fair value of our convertible debt is determined by Level 2 inputs and is based on observable market data including prices for similar instruments. At April 30, 2021 and July 31, 2020, the fair value of our convertible debt was $365,296 and $224,330, respectively.

10.    Intangibles and Goodwill

Our intangible assets consist of the following:

	April 30, 2021			July 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$372,357	$(98,613)	$273,744	$373,018	$(79,386)	$293,632
Technology	92,751	(36,196)	56,555	91,613	(30,552)	61,061
Brand names	8,908	(4,611)	4,297	8,721	(4,002)	4,719
Non-compete agreements	2,850	(1,964)	886	2,850	(1,818)	1,032
Patents and other registrations	2,694	(1,514)	1,180	2,637	(1,160)	1,477
	479,560	(142,898)	336,662	478,839	(116,918)	361,921
Trademarks, trade names and brand names	118,111	—	118,111	118,111	—	118,111
Total intangible assets	$597,671	$(142,898)	$454,773	$596,950	$(116,918)	$480,032

Amortization expense related to intangible assets was $26,798 and $23,952 for the nine months ended April 30, 2021 and 2020, respectively. We expect to recognize an additional $9,699 of amortization expense related to intangible assets for the remainder of fiscal 2021, and thereafter $34,060, $32,789, $31,874, $29,959 and $28,122 of amortization expense for fiscal years 2022, 2023, 2024, 2025 and 2026, respectively.

(dollar amounts in thousands except share and per share data or as otherwise noted) 17

Cantel Medical Corp.                                 2021 Third Quarter Form 10-Q
Goodwill changed during the nine months ended April 30, 2021 as follows:

	Medical	Life Sciences	Dental	Dialysis	Total
Balance, July 31, 2020	$185,922	$64,394	$401,723	$8,133	$660,172
Dispositions	(35)	(56)	—	—	(91)
Foreign currency translation	5,422	375	338	—	6,135
Balance, April 30, 2021	$191,309	$64,713	$402,061	$8,133	$666,216

11.    Financing Arrangements
Long-term debt

	April 30, 2021	July 31, 2020
Revolving credit loans outstanding	$224,000	$399,000
Tranche A term loans outstanding	546,375	546,375
Unamortized debt issuance costs	(9,116)	(11,166)
Total long-term debt, net of unamortized debt issuance costs	761,259	934,209
Current portion of long-term debt	(29,500)	(7,375)
Long-term debt, net of unamortized debt issuance costs and excluding current portion	$731,759	$926,834

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

The interest rates have been amended so that loans under the Amended Credit Agreement, until the third business day following the date on which a compliance certificate is delivered for the fiscal quarter ending October 31, 2021, bear interest at 2.00% above the base rate for base rate borrowings, or at 3.00% above LIBOR for LIBOR-based borrowings, and also provides for fees on the unused portion of the revolving credit facility at a rate of 0.50%. Thereafter, borrowings bear interest at rates ranging from 0.00% to 1.75% above base rate for base rate borrowings, or at rates ranging from 1.00% to 2.75% above LIBOR for LIBOR-based borrowings, depending on our consolidated leverage ratio, which is the consolidated ratio of total funded debt (minus certain unrestricted cash) to consolidated EBITDA. The Amended Credit Agreement also provides for fees on the unused portion of the revolving credit facility at rates ranging from 0.20% to 0.50%, depending on our consolidated leverage ratio. Interest rates have also been amended to include a 1.00% floor on all borrowings. As of April 30, 2021, the average interest rate on our outstanding borrowings was approximately 4.00%.

The Amended Credit Agreement contains affirmative and negative covenants reasonably customary for similar credit facilities and is secured by (i) substantially all assets of Cantel and its U.S.-based subsidiaries, (ii) a pledge by Cantel and its U.S.-based subsidiaries that guarantees the obligations under the Amended Credit Agreement of all of the outstanding shares of its U.S.-based subsidiaries and 65% of the outstanding shares of certain of Cantel’s foreign-based subsidiaries and (iii) a guaranty by

(dollar amounts in thousands except share and per share data or as otherwise noted) 18

Cantel Medical Corp.                                 2021 Third Quarter Form 10-Q
Cantel’s domestic subsidiaries. As of April 30, 2021, we were in compliance with all financial covenants under the Amended Credit Agreement.

During the nine months ended April 30, 2021, we were not required to make loan A principal payments. The tranche A term loan is subject to principal amortization, with $7,375 due and payable in the fourth quarter of fiscal 2021, $29,500 due and payable in each of fiscal 2022, 2023 and 2024, with the remaining $450,500 due and payable at maturity on September 6, 2024. During the three months ended April 30, 2020, we made principal payments of $2,375. During the nine months ended April 30, 2021, we repaid $175,000 of the revolving credit facility under the Amended Credit Agreement. In May 2021, we repaid an additional $50,000 of borrowings under our revolving credit facility.

Convertible Debt

	April 30, 2021	July 31, 2020
Convertible debt principal amount	$168,000	$168,000
Unamortized original issue discount	(33,894)	(38,919)
Unamortized debt issuance costs	(3,790)	(4,246)
Total convertible debt, net of unamortized discount and debt issuance costs	$130,316	$124,835

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

Due to the cash conversion feature included in the Notes, the carrying value of the Notes was allocated between a liability and an equity component. Upon issuance, the liability component of the convertible debt was $123,346, net of a $40,289 discount and net of debt issuance costs of $4,365. The initial carrying value of the equity component recorded in additional paid-in-capital was $29,184, net of a $10,072 deferred tax liability, $1,377 of debt issuance costs and a $344 deferred tax asset. The $40,289 debt discount and $4,365 of debt issuance costs are amortized as non-cash interest expense over the contractual term of the convertible debt using the effective interest method, at a rate of 9.36%. Cash interest for the nine months ended April 30, 2021 was $4,095.

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

Restructuring Matters

In connection with our response to COVID-19, our ongoing efforts to streamline and consolidate our global operations and integrate the Hu-Friedy acquisition with our legacy Dental business, we have incurred approximately $8,656 and $6,885 of restructuring-related charges in each of the nine months periods ended April 30, 2021, and 2020, respectively. The majority of these charges consisted of one-time benefit-related costs (severance, accelerated stock-based compensation costs and other benefit costs) associated with actions taken to reduce headcount. At April 30, 2021 and July 31, 2020, $3,355 and $7,887 was

(dollar amounts in thousands except share and per share data or as otherwise noted) 19

Cantel Medical Corp.                                 2021 Third Quarter Form 10-Q
included in compensation payable on our condensed consolidated balance sheet. For the nine months ended April 30, 2021 and 2020, we made $13,188 and $4,373 of severance-related cash payments, respectively. The remaining unpaid severance at April 30, 2021, will be paid out ratably during the remainder of fiscal 2021 and into fiscal 2022 in accordance with our employee separation policy.

13.    Accumulated Other Comprehensive Loss

The components and changes in accumulated other comprehensive loss follow:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Beginning balance	$(12,226)	$(16,914)	$(27,599)	$(22,197)
Foreign currency translation	1,487	(6,053)	12,826	(2,261)
Interest rate swap, net of taxes(1)(2)	3,425	(19,125)	7,459	(17,634)
Ending balance	$(7,314)	$(42,092)	$(7,314)	$(42,092)
_______________________________________________
(1)Includes tax effect of $1,106 and $6,098 for the three months ended April 30, 2021 and 2020, respectively, and $2,414 and $5,576 for the nine months ended April 30, 2021 and 2020, respectively.
(2)For the three and nine months ended April 30, 2021, we recognized $1,342 and $4,139 in interest expense, net, respectively, relating to the non-cash amortization of the net loss on terminated swaps reported in accumulated other comprehensive loss.

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

Cantel Medical Corp.                                 2021 Third Quarter Form 10-Q
The following table sets forth the computation of basic and diluted EPS available to stockholders of common stock (excluding participating securities):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Numerator for basic and diluted earnings per share:
Net income:	$21,118	$15,787	$57,650	$19,291
Less income allocated to participating securities	—	—	—	(3)
Net income available to common shareholders	$21,118	$15,787	$57,650	$19,288
Denominator for basic and diluted earnings per share, adjusted for participating securities:
Denominator for basic earnings per share - weighted average number of shares outstanding attributable to common stock	42,270,721	42,187,539	42,236,590	42,266,677
Dilutive effect of stock awards using the treasury stock method and the average market price for the year	268,122	—	201,578	60,858
Dilutive effect of convertible debt outstanding	1,946,306	—	1,401,007	—
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	44,485,149	42,187,539	43,839,175	42,327,535
Earnings per share attributable to common stock:
Basic earnings per share	$0.50	$0.37	$1.36	$0.46
Diluted earnings per share	$0.47	$0.37	$1.31	$0.46
Stock awards excluded because their inclusion would have been anti-dilutive	—	15,000	—	—

A reconciliation of weighted average number of shares and common stock equivalents attributable to common stock, as determined above, to our total weighted average number of shares and common stock equivalents, including participating securities, is set forth in the following table:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	44,485,149	42,187,539	43,839,175	42,327,535
Participating securities	—	1,696	—	7,247
Total weighted average number of shares and common stock equivalents attributable to both common stock and participating securities	44,485,149	42,189,235	43,839,175	42,334,782

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

Life Sciences: designs, develops, manufactures, sells, and installs water purification systems for medical, pharmaceutical and other bacteria controlled applications. We also provide filtration/separation and disinfectant technologies to the medical and life science markets through a worldwide distributor network. Two customers collectively accounted for approximately 42.4% and 43.3% of our Life Sciences segment net sales for the nine months ended April 30, 2021 and 2020, respectively.

(dollar amounts in thousands except share and per share data or as otherwise noted) 21

Cantel Medical Corp.                                 2021 Third Quarter Form 10-Q
Dental: designs, manufactures, sells, supplies and distributes a broad selection of products used by the global dental profession comprising a complete circle of protection. Our products include hand and powered dental instruments, infection control products, personal protective equipment (PPE) and water quality products for the dental suite. Three customers collectively accounted for approximately 41.4% and 42.3% of our Dental segment net sales for the nine months ended April 30, 2021 and 2020, respectively.

Dialysis: designs, develops, manufactures, sells and services reprocessing systems and sterilants for dialyzers (a device serving as an artificial kidney), as well as dialysate concentrates and supplies utilized for renal dialysis. Three customers accounted for approximately 47.2% and 45.7% of our Dialysis segment net sales for the nine months ended April 30, 2021 and 2020, respectively. These customers include the top two customers noted above under our Life Sciences segment.

No customer accounted for 10% or more of our consolidated net sales for the nine months ended April 30, 2021 and 2020.

Information as to reportable segments is summarized below:

	Three Months Ended April 30,		Nine Months Ended April 30,
Net sales	2021	2020	2021	2020
Medical	$148,824	$101,222	$414,897	$365,534
Life Sciences	47,481	48,189	139,272	147,452
Dental	109,639	79,170	326,064	247,457
Dialysis	8,009	8,352	24,787	22,234
Total net sales	$313,953	$236,933	$905,020	$782,677

	Three Months Ended April 30,		Nine Months Ended April 30,
Income from operations	2021	2020	2021	2020
Medical	$32,385	$6,153	$86,375	$48,806
Life Sciences	7,784	5,786	24,893	20,621
Dental	18,645	1,549	60,291	5,697
Dialysis	1,502	1,859	6,186	4,988
	60,316	15,347	177,745	80,112
General corporate expenses(1)	14,792	(7,097)	50,240	35,648
Total income from operations	$45,524	$22,444	$127,505	$44,464

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

Merger Agreement with STERIS
On January 12, 2021, we entered into a definitive merger agreement with two wholly owned subsidiaries of STERIS, plc (“STERIS”), under which STERIS will acquire Cantel in a cash and stock transaction with an equity value of approximately $3.6 billion, based on the closing price of STERIS shares of $200.46 on January 11, 2021 (the “STERIS and Cantel Merger”). On April 29, 2021, the stockholders of Cantel approved the STERIS and Cantel Merger. All customary closing conditions and regulatory approvals have also been satisfied. The STERIS and Cantel Merger is expected to close June 2, 2021.

In connection with the STERIS and Cantel Merger, we have incurred, and will continue to incur, merger-related and integration-related preparation costs. A significant portion of those costs are contingent on the merger closing, such as investment banking fees, legal fees, and other employee related costs. We incurred $3,283,000 and $14,903,000 of such costs during the three and nine month periods ended April 30, 2021, which were recorded in general and administrative expense within the Condensed Consolidated Statements of Income.

(dollar amounts in thousands except share and per share data or as otherwise noted) 22

Cantel Medical Corp.                                 2021 Third Quarter Form 10-Q
COVID-19
In March 2020, the World Health Organization categorized the novel Coronavirus disease 2019, or COVID-19, as a pandemic. We continue to be subject to risks and uncertainties as a result of the COVID-19 pandemic and uncertainty still surrounds the COVID-19 virus and its potential effects, and the extent of and effectiveness of responses taken on international, national and local levels. Measures taken to contain and/or limit the impact of COVID-19, including vaccinations, social distancing measures, travel bans and restrictions, and business and government shutdowns, continue to have a global economic impact.

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

During the second half of fiscal 2020, the COVID-19 pandemic negatively impacted net sales and the related operations of both our Medical and Dental segments as a result of the postponement of elective medical procedures and routine dental procedures. As a result, we implemented several measures to reduce operating costs, conserve liquidity and navigate through this unprecedented situation. These management cost reduction measures included salary reductions, employee furloughs, travel reductions and the deferral of certain operating and capital expenditures. Towards the end of fiscal 2020, we experienced gradual improvements in these respective businesses as restrictions were lifted and limitations eased. Demand in our medical and dental businesses have continued to improve this quarter. While we expect to see improvement in the remainder of fiscal 2021, the effects of the COVID-19 pandemic remain fluid and continue to evolve differently across various geographies and still could have a negative impact on our businesses if a resurgence of the virus occurs around the world. See “Results of Operations” for a more detailed discussion.

Third Quarter 2020 Summary (on a comparative basis)
Key GAAP financial results for the three months ended April 30, 2021 were as follows:
•Net sales increased by 32.5% to $313,953 from $236,933,
•Net income increased to $21,118 from $15,787 and
•Earnings per diluted share increased to $0.47 from $0.37.

Key Non-GAAP financial results for the three months ended April 30, 2021 were as follows:
•Non-GAAP net income increased by 465.2% to $38,394 from $6,793,
•Non-GAAP earnings per diluted share increased by 437.5% to $0.86 from $0.16 and
•Adjusted EBITDAS increased by 140.5% to $76,299 from $31,726.

Please see a description of our Non-GAAP Financial Measures below.

(dollar amounts in thousands except share and per share data or as otherwise noted) 23

Cantel Medical Corp.                                 2021 Third Quarter Form 10-Q
Results of Operations

The following tables give information as to the percentages of net sales represented by selected items reflected in our condensed consolidated statements of income.

	Three Months Ended April 30,				Percentage Change
Statement of Income Data:	2021		2020
Net sales	$313,953	100.0%	$236,933	100.0%	32.5%
Cost of sales	162,630	51.8%	135,950	57.4%	19.6%
Gross profit	151,323	48.2%	100,983	42.6%	49.8%

Selling	41,239	13.1%	38,057	16.1%	8.4%
General and administrative	56,619	18.0%	32,133	13.6%	76.2%
Research and development	7,941	2.6%	8,349	3.4%	(4.9)%
Total operating expenses	105,799	33.7%	78,539	33.1%	34.7%

Income from operations	45,524	14.5%	22,444	9.5%	102.8%

Interest expense, net	14,845	4.7%	10,113	4.2%	46.8%
Income before income taxes	30,679	9.8%	12,331	5.2%	148.8%
Income taxes	9,561	3.1%	(3,456)	(1.5)%	NM
Net income	$21,118	6.7%	$15,787	6.7%	33.8%

NM = Not meaningful

	Nine Months Ended April 30,				Percentage Change
Statement of Income Data:	2021		2020
Net sales	$905,020	100.0%	$782,677	100.0%	15.6%
Cost of sales	462,853	51.1%	443,581	56.7%	4.3%
Gross profit	442,167	48.9%	339,096	43.3%	30.4%

Selling	119,736	13.2%	121,208	15.5%	(1.2)%
General and administrative	171,852	19.0%	149,471	19.1%	15.0%
Research and development	23,074	2.6%	23,953	3.0%	(3.7)%
Total operating expenses	314,662	34.8%	294,632	37.6%	6.8%

Income from operations	127,505	14.1%	44,464	5.7%	186.8%

Interest expense, net	46,629	5.2%	26,082	3.4%	78.8%
Income before income taxes	80,876	8.9%	18,382	2.3%	340.0%
Income taxes	23,226	2.5%	(909)	(0.2)%	NM
Net income	$57,650	6.4%	$19,291	2.5%	198.8%

(dollar amounts in thousands except share and per share data or as otherwise noted) 24

Cantel Medical Corp.                                 2021 Third Quarter Form 10-Q
The following table gives information as to the net sales by reportable segment and geography, as well as the related percentage of such net sales to the total net sales, for each of our reportable segments.

	Three Months Ended April 30,				Nine Months Ended April 30,
Net sales by segment	2021		2020		2021		2020
Medical	$148,824	47.4%	$101,222	42.7%	$414,897	45.8%	$365,534	46.7%
Life Sciences	47,481	15.1%	48,189	20.3%	139,272	15.4%	147,452	18.8%
Dental	109,639	34.9%	79,170	33.4%	326,064	36.0%	247,457	31.6%
Dialysis	8,009	2.6%	8,352	3.6%	24,787	2.8%	22,234	2.9%
Total net sales	$313,953	100.0%	$236,933	100.0%	$905,020	100.0%	$782,677	100.0%
Net sales by geography
United States	$214,110	68.2%	$176,688	74.6%	$634,891	70.2%	$574,370	73.4%
International	99,843	31.8%	60,245	25.4%	270,129	29.8%	208,307	26.6%
Total net sales	$313,953	100.0%	$236,933	100.0%	$905,020	100.0%	$782,677	100.0%

    The following table gives information as to the amount of income from operations, as well as income from operations as a percentage of net sales, for each of our reportable segments.

	Three Months Ended April 30,				Nine Months Ended April 30,
Income from operations	2021		2020		2021		2020
Medical	$32,385	21.8%	$6,153	6.1%	$86,375	20.8%	$48,806	13.4%
Life Sciences	7,784	16.4%	5,786	12.0%	24,893	17.9%	20,621	14.0%
Dental	18,645	17.0%	1,549	2.0%	60,291	18.5%	5,697	2.3%
Dialysis	1,502	18.8%	1,859	22.3%	6,186	25.0%	4,988	22.4%
	60,316	19.2%	15,347	6.5%	177,745	19.6%	80,112	10.2%
General corporate expenses	14,792	4.7%	(7,097)	(3.0)%	50,240	5.5%	35,648	4.5%
Total income from operations	$45,524	14.5%	$22,444	9.5%	$127,505	14.1%	$44,464	5.7%

Net Sales

Total net sales increased by $77,020 or 32.5%, to $313,953 for the three months ended April 30, 2021 from $236,933 for the three months ended April 30, 2020, which consisted of an increase of 29.8% in organic sales and an increase of 2.7% due to favorable foreign currency translation. International net sales increased by $39,598 or 65.7%, to $99,843 for the three months ended April 30, 2021 from $60,245 for the three months ended April 30, 2020. The 65.7% increase in international net sales consisted of a 55.2% increase in organic sales and an increase of 10.5% due to favorable foreign currency translation of our net sales in Europe, the United Kingdom and Australia. Total net sales increased by $122,343 or 15.6%, to $905,020 for the nine months ended April 30, 2021 from $782,677 for the nine months ended April 30, 2020, which consisted of 8.8% increase in organic sales, a 5.4% increase in net sales due to acquisitions (net of dispositions) and an increase of 1.4% due to foreign currency translation. International net sales increased by $61,822 or 29.7%, to $270,129 for the nine months ended April 30, 2021 from $208,307 for the nine months ended April 30, 2020. The 29.7% increase in international net sales consisted of a 21.2% increase in organic sales, an increase in net sales due to acquisitions of 3.2% (offset by dispositions) and an increase of 5.3% due to favorable foreign currency translation of our net sales in Europe, the United Kingdom and Australia.

Medical. Net sales increased by $47,602 or 47.0%, for the three months ended April 30, 2021 compared with the three months ended April 30, 2020, which consisted of a 41.1% increase in organic sales and an increase of 5.9% due to foreign currency translation. Net sales increased by $49,363 or 13.5%, for the nine months ended April 30, 2021 compared with the nine months ended April 30, 2020, which consisted of an increase of 10.6% in organic sales and an increase of 2.9% due to foreign currency translation. The increases in organic net sales for the three and nine month periods were driven by the return of elective procedure rates globally, commercial penetration in day-rate business sales, as well as continued growth in capital equipment investment.

Life Sciences. Net sales decreased by $708 or 1.5% for the three months ended April 30, 2021 compared with the three months ended April 30, 2020, which consisted of a 2.1% decrease in organic sales, slightly offset by an increase of 0.6% due to foreign currency translation. Net sales decreased by $8,180 or 5.5% for the nine months ended April 30, 2021 compared with the nine months ended April 30, 2020, which consisted of a 5.8% decrease in organic sales, slightly offset by an increase of

(dollar amounts in thousands except share and per share data or as otherwise noted) 25

Cantel Medical Corp.                                 2021 Third Quarter Form 10-Q
0.3% due to foreign currency translation. The decreases in net sales for the three and nine month periods were primarily due to lower demand for central and portable reverse osmosis units in our hemodialysis water business. As the majority of our Life Sciences business supports non-elective medical treatment, the COVID-19 pandemic has not materially impacted this business, with the exception of the timing of portable reverse osmosis units and delayed capital projects at our customers.

Dental. Net sales increased by $30,469 or 38.5%, for the three months ended April 30, 2021 compared with the three months ended April 30, 2020, which consisted of a 38.5% organic sales increase. Net sales increased by $78,607 or 31.8%, for the nine months ended April 30, 2021 compared with the nine months ended April 30, 2020, which consisted of a 17.2% increase primarily due to the Hu-Friedy acquisition and a 14.6% organic sales increase. The increases in organic sales for the three and nine months periods were driven by continued increase of dental office visits and procedures, increased personal protective equipment (PPE) and disinfectant chemistries sales. In the second half of fiscal 2020, the COVID-19 pandemic had significantly impacted the Dental segment due to reduced dental procedures and dentist office visits. However, dental procedure volumes have improved and continue to stabilize in fiscal 2021. While we expect to see continued improvement during the remainder of fiscal 2021 as routine and elective dental procedure volumes return to pre-COVID-19 levels, we could experience variable impacts on our Dental business if a resurgence of the virus emerges and such procedures were postponed again.

Dialysis. Net sales decreased by $343 or 4.1%, for the three months ended April 30, 2021 compared with the three months ended April 30, 2020. Net sales increased by $2,553 or 11.5%, for the nine months ended April 30, 2021 compared with the nine months ended April 30, 2020.

Gross Profit

Gross profit increased by $50,340 or 49.8%, to $151,323 for the three months ended April 30, 2021 from $100,983 for the three months ended April 30, 2020. The increase in gross profit primarily relates to net sales increases in the Medical and Dental segments and certain actions taken by management to reduce variable costs due to the COVID-19 pandemic. Gross profit increased by $103,071 or 30.4%, to $442,167 for the nine months ended April 30, 2021 from $339,096 for the nine months ended April 30, 2020. The increase in gross profit for the nine month period primarily relates to the contribution of the Hu-Friedy business, increases in net sales in the Medical segment and our legacy dental business, and the lower cost base as a result of certain actions taken by management to reduce variable costs in response to lower sales volume due to the COVID-19 pandemic in the prior year.

Gross profit as a percentage of net sales for the three months ended April 30, 2021 and 2020 was 48.2% and 42.6%, respectively. Gross profit as a percentage of net sales for the nine months ended April 30, 2021 and 2020 was 48.9% and 43.3%, respectively. The increases in gross profit as a percentage of net sales for the three and nine month periods were driven by increases in net sales in the Medical and Dental segments, a lower cost base as a result of measures taken as a result of the COVID-19 pandemic in the prior year and favorable leverage of our fixed manufacturing costs, primarily in our Medical and Dental segments.

Operating Expenses

Operating expenses increased by $27,260 or 34.7% to $105,799 for the three months ended April 30, 2021 from $78,539 for the three months ended April 30, 2020. Operating expenses increased by $20,030 or 6.8% to $314,662 for the nine months ended April 30, 2021 from $294,632 for the nine months ended April 30, 2020. For the three and nine month periods, the increases were driven by the reduction in the fair value of contingent consideration associated with the Hu-Friedy acquisition recorded in the prior year periods, merger-related costs associated with the STERIS and Cantel Merger and higher incentive-based compensation costs incurred in the current year period, partially offset by lower acquisition-related and transaction items incurred in connection with the Hu-Friedy acquisition and to a lesser extent, a reduction in our overall cost structure from actions taken by management in response to the COVID-19 pandemic in the prior year. Operating expenses as a percentage of net sales for the three months ended April 30, 2021 and 2020 were 33.7% and 33.1%, respectively. Operating expenses as a percentage of net sales for the nine months ended April 30, 2021 and 2020 were 34.8% and 37.6%, respectively.

Selling expenses increased by $3,182 or 8.4%, to $41,239 for the three months ended April 30, 2021 from $38,057 for the three months ended April 30, 2020. The increase was primarily due to an increase in sales as noted above, partially offset by cost synergies from the Hu-Friedy acquisition. Selling expenses decreased by $1,472 or 1.2%, to $119,736 for the nine months ended April 30, 2021 from $121,208 for the nine months ended April 30, 2020. The decrease was primarily due to reduced marketing spend and compensation expense in the Dental segment (which includes synergies from the Hu-Friedy acquisition), offset by increased sales volumes in the Medical and Dental segments. Selling expenses as a percentage of net sales were 13.1% and 16.1% for the three months ended April 30, 2021 and 2020, respectively. Selling expenses as a percentage of net sales were 13.2% and 15.5% for the nine months ended April 30, 2021 and 2020, respectively.

(dollar amounts in thousands except share and per share data or as otherwise noted) 26

Cantel Medical Corp.                                 2021 Third Quarter Form 10-Q
General and administrative expenses increased by $24,486 or 76.2%, to $56,619 for the three months ended April 30, 2021 from $32,133 for the three months ended April 30, 2020. The increase primarily relates to merger-related costs associated with the STERIS and Cantel Merger and increased incentive-based compensation costs, offset by a reduction in acquisition-related costs incurred in the prior-year period associated with the Hu-Friedy acquisition. General and administrative expenses increased by $22,381 or 15.0%, to $171,852 for the nine months ended April 30, 2021 from $149,471 for the nine months ended April 30, 2020. The increase relates to merger-related costs associated with the STERIS and Cantel Merger, higher incentive-based compensation costs, higher amortization expense and incremental expenses related to the Hu-Friedy business for a full nine month period as compared to the prior year period. This was partially offset by lower acquisition-related costs incurred in the prior-year period related to the Hu-Friedy acquisition. General and administrative expenses as a percentage of net sales were 18.0% and 13.6% for the three months ended April 30, 2021 and 2020, respectively. General and administrative expenses as a percentage of net sales was 19.0% for each of the nine months ended April 30, 2021 and 2020, respectively.

Research and development expenses (which include continuing engineering costs) decreased by $408 or 4.9%, to $7,941 for the three months ended April 30, 2021 from $8,349 for the three months ended April 30, 2020. Research and development expenses decreased by $879 or 3.7%, to $23,074 for the nine months ended April 30, 2021 from $23,953 for the nine months ended April 30, 2020. The decreases in the three and nine month periods were primarily a result of a reduction in expenses in our Life Sciences segment, partially offset by increased research and development expenses in our Medical segment. Research and development expenses as a percentage of net sales were 2.6% and 3.4% for the three months ended April 30, 2021 and 2020, respectively. Research and development expenses as a percentage of net sales were 2.6% and 3.0% for the nine months ended April 30, 2021 and 2020, respectively.

Income from Operations

Medical. Income from operations increased by $26,232 or 426.3%, for the three months ended April 30, 2021 compared with the three months ended April 30, 2020. Income from operations increased by $37,569 or 77.0%, for the nine months ended April 30, 2021 compared with the nine months ended April 30, 2020. Net sales have increased for both the three and nine month periods which contributed to an increase of income from operations. In addition, the reduction in our overall cost structure from actions taken by management in response to the COVID-19 pandemic in the prior year and a shift towards higher margin products and regions also contributed to this overall increase in both periods.

Life Sciences. Income from operations increased by $1,998 or 34.5%, for the three months ended April 30, 2021 compared with the three months ended April 30, 2020. Income from operations increased by $4,272 or 20.7%, for the nine months ended April 30, 2021 compared with the nine months ended April 30, 2020. Although net sales declined as noted above, income from operations improved due to the decrease in certain operating expenses resulting from management cost reduction measures taken in response to the COVID-19 pandemic in the prior year and to a lesser extent, a shift towards higher margin products.

Dental. Income from operations increased by $17,096 or 1,103.7%, for the three months ended April 30, 2021 compared with the three months ended April 30, 2020. The increase is primarily driven by the increase in organic sales noted above and a reduction in integration and acquisition-related costs and inventory step-up amortization related to the Hu-Friedy acquisition in the prior year period. Income from operations increased by $54,594 or 958.3%, for the nine months ended April 30, 2021 compared with the nine months ended April 30, 2020. The increase was primarily due to the increase in organic sales noted above, the inclusion of Hu-Friedy’s operations for a full nine months in the current fiscal year, cost synergies resulting from the Hu-Friedy integration and the reduction of certain acquisition and integration-related costs and inventory step-up amortization in the prior year period.

Dialysis. Income from operations decreased by $357 or 19.2%, for the three months ended April 30, 2021 compared with the three months ended April 30, 2020. Income from operations increased by $1,198 or 24.0%, for the nine months ended April 30, 2021 compared with the nine months ended April 30, 2020.

General Corporate Expenses

General corporate expenses relate to unallocated corporate costs primarily related to executive management personnel as well as costs associated with certain facets of our acquisition and integration programs (including fair value adjustments to contingent consideration) and costs of being a publicly traded company. General corporate expenses increased by $21,889 or 308.4%, for the three months ended April 30, 2021 from the three months ended April 30, 2020. General corporate expenses increased by $14,592 or 40.9%, for the nine months ended April 30, 2021 from the nine months ended April 30, 2020. These increases were driven by the reduction in the fair value of contingent consideration associated with the Hu-Friedy acquisition recorded in both prior year periods, merger-related costs associated with the STERIS and Cantel Merger and higher incentive-

(dollar amounts in thousands except share and per share data or as otherwise noted) 27

Cantel Medical Corp.                                 2021 Third Quarter Form 10-Q
based compensation costs incurred in the current year. This was partially offset by the lower acquisition-related and transaction items incurred in connection with the Hu-Friedy acquisition in the prior year and to a lesser extent, a reduction in our overall cost structure from actions taken by management in response to the COVID-19 pandemic in the prior year.

Interest Expense, Net

Interest expense, net increased by $4,732 or 46.8%, to $14,845 for the three months ended April 30, 2021 from $10,113 for the three months ended April 30, 2020. Interest expense, net increased by $20,547 or 78.8%, to $46,629 for the nine months ended April 30, 2021 from $26,082 for the nine months ended April 30, 2020. The increases in both the three and nine month periods resulted from an increase in the average outstanding debt, which includes both our term loan and our revolver borrowings to support the funding of the Hu-Friedy acquisition in October 2019 and the interest expense associated with the issuance of convertible debt in May 2020. Interest expense, net includes non-cash interest related to the amortization of debt issuance costs of $844 and $562 for the three months ended April 30, 2021 and 2020, respectively, and $2,508 and $1,637 for the nine months ended April 30, 2021 and 2020, respectively. Non-cash interest of $1,713 and $5,024 related to the amortization of the discount on the convertible debt was also included in the three and nine months ended April 30, 2021. Non-cash interest of $1,341 and $4,139 related to the amortization of the loss on terminated interest rate swaps was also included in the three and nine months ended April 30, 2021. We expect interest expense to be elevated during fiscal 2021 as a result of a full year of interest expense associated with our convertible debt and the amortization of the loss on terminated interest rate swaps. Including the $50,000 repayment made in May 2021, we have made a total of $225,000 of repayments towards our outstanding revolver borrowings. Such repayments will help offset any incremental interest expense for the remainder of fiscal 2021. In May 2021, we terminated the interest rate swap. We made a cash payment of $16,020,000 upon termination and recognized the corresponding loss in interest expense, net in the fourth quarter of fiscal 2021.

Income Taxes

The consolidated effective tax rate increased to 31.2% for the three months ended April 30, 2021 from a benefit of 28.0% for the three months ended April 30, 2020. The consolidated effective tax rate increased to 28.7% for the nine months ended April 30, 2021 from a benefit of 4.9% for the nine months ended April 30, 2020. The increases in both the three and nine month periods were primarily driven by positive income from operations in the current year periods and the recognition of tax benefits in the prior period resulting from the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

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

Cantel Medical Corp.                                 2021 Third Quarter Form 10-Q
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

Merger-related items consist primarily of transaction-related costs such as banking and legal fees associated with the STERIS and Cantel Merger which was announced in January 2021. Since these merger-related items are specific to this acquisition, we excluded these amounts for purposes of calculating our non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to past operating performance.

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

Three Months Ended April 30, 2021

During the three months ended April 30, 2021, we incurred an additional charge associated with the disposition of a service business in Canada that was completed in the second quarter of fiscal 2021. This resulted in an additional pre-tax loss of $9 recorded in general and administrative expenses. Since we believe that this loss was not representative of our ordinary course past or future operations, we made an adjustment to our net income and diluted EPS to exclude this loss to arrive at our non-GAAP financial measures.

During the three months ended April 30, 2021, we recorded a discrete tax expense of $847 associated with ongoing tax audits. As this matter is discrete and not representative of our normal effective tax rate, we excluded the impact on net income and diluted EPS to arrive at our non-GAAP financial measures.

(dollar amounts in thousands except share and per share data or as otherwise noted) 29

Cantel Medical Corp.                                 2021 Third Quarter Form 10-Q
Three Months Ended April 30, 2020

During the three months ended April 30, 2020, we recorded a discrete tax benefit related to a provision under the recent federal CARES Act, which allowed us to carryback taxable losses up to five years. We also recorded a discrete tax benefit due to the reversal of a valuation allowance related to a previous acquisition. As these items were unrepresentative of our normal effective tax rate, we excluded their impact on net income and diluted EPS for fiscal 2020 to arrive at our non-GAAP financial measures.

The reconciliations of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS were calculated as follows:

	Three Months Ended April 30,
	2021		2020
Net income/Diluted EPS, as reported	$21,118	$0.47	$15,787	$0.37
Intangible amortization, net of tax(1)	6,959	0.16	4,343	0.10
Acquisition-related items, net of tax(2)	2,875	0.06	(12,493)	(0.29)
Restructuring-related charges, net of tax(3)	1,674	0.04	4,439	0.11
Merger-related items, net of tax(1)	2,725	0.06	—	—
Non-cash interest, net of tax(4)	2,187	0.05	—	—
Net loss on dispositions, net of tax(1)	9	—	—	—
Excess tax benefits(5)	(9)	—	—	—
Tax matters(5)	856	0.02	(5,283)	(0.13)
Non-GAAP net income/Non-GAAP diluted EPS	$38,394	$0.86	$6,793	$0.16
________________________________________________
(1)Amounts were recorded in general and administrative expenses.
(2)For the three months ended April 30, 2021, pre-tax acquisition-related items of $46 were recorded in cost of sales and $4,012 were recorded in general and administrative expenses. For the three months ended April 30, 2020, pre-tax acquisition-related items of $15,240 (benefit) were recorded in general and administrative expenses.
(3)For the three months ended April 30, 2021, pre-tax restructuring-related items of $1,613 were recorded in cost of sales and $968 were recorded in general and administrative expenses. For the three months ended April 30, 2020, pre-tax restructuring-related items of $2,022 were recorded in cost of sales and $1,797 were recorded in general and administrative expenses.
(4)Amounts were recorded in interest expense, net.
(5)Amounts were recorded in income taxes.

Nine Months Ended April 30, 2021

During the nine months ended April 30, 2021, we completed the disposition of certain assets of our Aexis business and the disposition of a service business in Canada, which resulted in a pre-tax loss of $151 recorded in general and administrative expenses. Since we believe that this loss was not representative of our ordinary course past or future operations, we made an adjustment to our net income and diluted EPS to exclude this loss to arrive at our non-GAAP financial measures.

During the nine months ended April 30, 2021, we recorded a discrete tax expense of $847 associated with ongoing tax audits. As this matter is discrete and not representative of our normal effective tax rate, we excluded the impact on net income and diluted EPS to arrive at our non-GAAP financial measures.

Nine Months Ended April 30, 2020

During the nine months ended April 30, 2020, we recorded a discrete tax benefit related to a provision under the recent federal CARES Act, which allowed us to carryback taxable losses up to five years. We also recorded a discrete tax benefit due to the reversal of a valuation allowance related to a previous acquisition. As these items are not representative of our normal effective tax rate, we excluded their impact on net income and diluted EPS for fiscal 2020 to arrive at our non-GAAP financial measures.

During the nine months ended April 30, 2020, we completed the disposition of a dental product line. This resulted in a pre-tax loss of $170 recorded in general and administrative expenses. Since we believe that this loss was not representative of our ordinary course past or future operations, we made an adjustment to our net income and diluted EPS to exclude this gain to arrive at our non-GAAP financial measures.

(dollar amounts in thousands except share and per share data or as otherwise noted) 30

Cantel Medical Corp.                                 2021 Third Quarter Form 10-Q
The reconciliations of net income and diluted EPS to non-GAAP net income and non-GAAP diluted EPS were calculated as follows:

	Nine Months Ended April 30,
	2021		2020
Net income/Diluted EPS, as reported	$57,650	$1.31	$19,291	$0.46
Intangible amortization, net of tax(1)	20,861	0.48	17,331	0.41
Acquisition-related items, net of tax(2)	5,193	0.12	18,105	0.42
Restructuring-related charges, net of tax(3)	8,090	0.18	9,723	0.23
Merger-related items, net of tax(1)	11,177	0.26	—	—
Non-cash interest, net of tax(4)	6,562	0.15	—	—
Net loss on dispositions, net of tax(1)	112	—	130	—
Excess tax charges(5)	1,007	0.02	559	0.01
Tax matters(5)	856	0.02	(5,283)	(0.12)
Non-GAAP net income/Non-GAAP diluted EPS	$111,508	$2.54	$59,856	$1.41
________________________________________________
(1)Amounts were recorded in general and administrative expenses.
(2)For the nine months ended April 30, 2021, pre-tax acquisition-related items of $46 were recorded in cost of sales and $7,052 were recorded in general and administrative expenses. For the nine months ended April 30, 2020, pre-tax acquisition-related items of $16,700 were recorded in cost of sales and $8,780 were recorded in general and administrative expenses.
(3)For the nine months ended April 30, 2021, pre-tax restructuring-related items of $3,641 were recorded in cost of sales and $7,447 were recorded in general and administrative expenses. For the nine months ended April 30, 2020, pre-tax restructuring-related items of $4,841 were recorded in cost of sales and $8,630 were recorded in general and administrative expenses.
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

(dollar amounts in thousands except share and per share data or as otherwise noted) 31

Cantel Medical Corp.                                 2021 Third Quarter Form 10-Q
The reconciliations of net income to EBITDAS and adjusted EBITDAS were calculated as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Net income, as reported	$21,118	$15,787	$57,650	$19,291
Interest expense, net	14,845	10,113	46,629	26,082
Income taxes	9,561	(3,456)	23,226	(909)
Depreciation	8,358	7,890	24,976	22,105
Amortization	8,930	8,949	26,798	23,952
(Gain) loss on disposal of fixed assets	—	1,231	—	1,297
Stock-based compensation expense	3,798	3,027	12,286	8,843
EBITDAS	66,610	43,541	191,565	100,661
Acquisition-related items(1)	4,057	(15,595)	7,273	24,597
Restructuring-related charges(1)	2,340	3,780	9,690	13,403
Merger-related items	3,283	—	14,903	—
Net loss on dispositions	9	—	151	170
Adjusted EBITDAS	$76,299	$31,726	$223,582	$138,831
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

	April 30, 2021	July 31, 2020
Long-term bank debt (excluding debt issuance costs)	$770,375	$945,375
Convertible debt (excluding debt issuance costs and discount)	168,000	168,000
Less cash and cash equivalents	(218,528)	(277,871)
Net debt	$719,847	$835,504

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

For the three months ended April 30, 2021, the reconciliation of net sales growth to organic sales growth for total net sales and net sales of our four reportable segments was calculated as follows:

	Net Sales	Medical Net Sales	Life Sciences Net Sales	Dental Net Sales	Dialysis Net Sales
Net sales growth	32.5%	47.0%	(1.5)%	38.5%	(4.1)%
Impact due to foreign currency translation	(2.7)%	(5.9)%	(0.6)%	—%	(0.4)%
Organic sales growth	29.8%	41.1%	(2.1)%	38.5%	(4.5)%

(dollar amounts in thousands except share and per share data or as otherwise noted) 32

Cantel Medical Corp.                                 2021 Third Quarter Form 10-Q
For the nine months ended April 30, 2021, the reconciliation of net sales growth to organic sales growth for total net sales and net sales of our four reportable segments was calculated as follows:

	Net Sales	Medical Net Sales	Life Sciences Net Sales	Dental Net Sales	Dialysis Net Sales
Net sales growth	15.6%	13.5%	(5.5)%	31.8%	11.5%
Impact due to foreign currency translation	(1.4)%	(2.9)%	(0.3)%	—%	(0.2)%
Sales related to acquisitions/dispositions	(5.4)%	—%	—%	(17.2)%	—%
Organic sales growth	8.8%	10.6%	(5.8)%	14.6%	11.3%

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

Cash Flows

Net Cash Provided by Operating Activities. Net cash provided by operating activities increased by $52,208 to $145,051 for the nine months ended April 30, 2021 from $92,843 for the nine months ended April 30, 2020, due to a reduction in acquisition-related items and payments associated with the Hu-Friedy acquisition in the prior year period. This was partially offset by the timing of the collection of our outstanding accounts receivables, higher inventory purchases to meet increased demand and to build safety stock and the timing of payments associated with our annual global insurance program.
Net Cash Used in Investing Activities. Net cash used in investing activities decreased by $718,308 to $27,018 for the nine months ended April 30, 2021 from $745,326 for the nine months ended April 30, 2020, primarily due to the Hu-Friedy acquisition in the prior year.

Net Cash Used in Financing Activities. Net cash used in financing activities increased by $903,980 to $177,979 for the nine months ended April 30, 2021 from $726,001 of cash provided for the nine months ended April 30, 2020, primarily due to repayments of borrowings of our revolving credit facility in the current year. During the nine months ended April 30, 2020, we had borrowings of approximately $703,125 to support the Hu-Friedy acquisition.

Second Amendment to Credit Agreement

At April 30, 2021, we had $546,375 of outstanding term loan borrowings and $224,000 of revolver borrowings under the First Amendment to our Fourth Amended and Restated Credit Agreement.

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

Cantel Medical Corp.                                 2021 Third Quarter Form 10-Q
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

In connection with our interest rate swap transactions, we designate our hedge relationships as cash flow hedges. At inception, we employed the hypothetical derivative method to assess hedge effectiveness. At April 30, 2021, we performed a qualitative analysis of hedge effectiveness and will perform such qualitative analysis in future reporting periods. At April 30, 2021, $5,500 was recorded in accrued expenses and $9,921 was recorded in other long-term liabilities, which represents the fair value of the interest rate swap. As of July 31, 2020, $5,462 was recorded in accrued expenses and $15,694 was recorded in other long-term liabilities, which represents the fair value of the interest rate swap.

As these interest rate swaps were accounted for as cash flow hedges, the changes in fair value were recorded in accumulated other comprehensive loss. The fair value of these interest rate swaps is subject to movements in LIBOR and will fluctuate in future periods. As the original forecasted hedged transactions (interest payments on variable rate debt) are still probable to occur, the net loss related to the terminated swaps reported in accumulated other comprehensive income on the termination dates will be amortized to interest expense through the original maturity date of the original swaps. For the nine months ended April 30, 2021, we recognized $4,139 in interest expense, net relating to the non-cash amortization of the net loss on the terminated swaps reported in accumulated other comprehensive loss. In May 2021, we terminated the interest rate swap. We made a cash payment of $16,020,000 upon termination and recognized the corresponding loss in interest expense, net in the fourth quarter of fiscal 2021.

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

Financing Needs

At April 30, 2021, our total debt (excluding debt issuance costs and unamortized discount) of $938,375, net of our cash and cash equivalents of $218,528, was $719,847. Stockholders’ equity as of that date was $817,190. Our operating segments generate significant cash from operations. At April 30, 2021, we had a cash balance of $218,528, of which $77,782 was held by foreign subsidiaries. Our foreign cash is needed by our foreign subsidiaries for working capital purposes as well as for current international growth initiatives. Accordingly, our foreign unremitted earnings are considered indefinitely reinvested and unavailable for repatriation. We believe that our current cash position, including the proceeds we received as part of the Notes offering in May 2020, and our anticipated cash flows from operations in the upcoming quarters as we recover from the COVID-19 pandemic will be sufficient to satisfy our worldwide cash operating requirements for the foreseeable future based upon our existing operations, particularly given that we historically have not needed to borrow for working capital purposes. In

(dollar amounts in thousands except share and per share data or as otherwise noted) 34

Cantel Medical Corp.                                 2021 Third Quarter Form 10-Q
May 2021, we repaid an additional $50,000 of borrowings under our revolving credit facility. At May 28, 2021, approximately $175,551 was available under our Amended Credit Agreement.

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

On October 1, 2019, we acquired Hu-Friedy, as more fully described in Note 3 to the condensed consolidated financial statements. During the initial transition period following the acquisition, we enhanced our internal control process to ensure that all financial information related to this acquisition was properly reflected in our consolidated financial statements. As of April

(dollar amounts in thousands except share and per share data or as otherwise noted) 35

Cantel Medical Corp.                                 2021 Third Quarter Form 10-Q
30, 2021, the integration of the internal controls relating to the acquired business has been substantially completed, and the acquired business will be included in our evaluation of the effectiveness of our internal control over financial reporting for fiscal 2021.

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
•the risk that the announcement of the proposed transaction, or failure or delay in completing the transaction, could have adverse effects on the market price of our common stock or STERIS’s ordinary shares or our or

36

Cantel Medical Corp.                                 2021 Third Quarter Form 10-Q
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table represents information with respect to common stock purchases we made during the current quarter:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the program
February 1 - February 28	819	$79.74	—	—
March 1 - March 31	2,194	$73.65	—	—
April 1 - April 30	982	$79.78	—	—
Total	3,995	$76.40	—	—

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

Cantel Medical Corp.                                 2021 Third Quarter Form 10-Q
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

Cantel Medical Corp.                                 2021 Third Quarter Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANTEL MEDICAL CORP.

Date: May 28, 2021

	By:	/s/ George L. Fotiades
George L. Fotiades
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Shaun M. Blakeman
Shaun M. Blakeman
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Brian R. Capone
Brian R. Capone
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

(dollar amounts in thousands except share and per share data or as otherwise noted) 39